Form 10-Q
period 2012-06-12
Del Frisco's Restaurant Group, Inc.
filed 2012-08-21
CIK 1415301

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 12, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-35611

Del Frisco’s Restaurant Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8453116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

930 S. Kimball Ave., Suite 100, Southlake, TX	76092
(Address of principal executive offices)	(Zip code)

(817) 601-3421

Registrant’s telephone number, including area code

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.     Yes  ☐    No  ☒

As of August 20, 2012, the latest practicable date, 23,794,667 of the registrant’s common shares, $0.001 par value per share, were issued and outstanding.

Table of Contents:

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

As of June 12, 2012 and December 27, 2011

(Dollars in thousands)

	June 12,	December 27,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,765	$14,119
Restricted cash	976	976
Inventory	9,745	9,891
Deferred income taxes	2,028	1,748
Prepaid expenses and other	6,008	4,496

Total current assets	24,522	31,230

Property and equipment, net	91,157	82,358
Goodwill	76,103	76,103
Intangible assets, net	36,415	36,493
Deferred compensation plan investments	6,779	6,159
Other assets	1,860	1,931

Total assets	$236,836	$234,274

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,948	$7,491
Accrued payroll	5,316	5,913
Accrued self-insurance	1,604	1,581
Deferred revenue	6,351	8,074
Income taxes payable	2,092	60
Other current liabilities	3,283	4,338

Total current liabilities	26,594	27,457

Long-term debt	61,500	70,000
Deferred rent	19,683	17,147
Deferred tax liabilities	12,490	12,081
Other liabilities	12,062	11,717

Total liabilities	132,329	138,402

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued and outstanding at December 27, 2011 or June 12, 2012 (unaudited)	—	—
Common stock, $0.001 par value, 190,000 shares authorized, 17,995 shares issued and outstanding at December 27, 2011, 17,995 shares issued and outstanding at June 12, 2012 (unaudited)	18	18
Additional paid in capital	51,341	51,341
Retained earnings	53,148	44,513
Accumulated other comprehensive income	—	—

Total stockholders’ equity	104,507	95,872

Total liabilities and stockholders’ equity	$236,836	$234,274

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income—Unaudited

For the Twelve and Twenty-Four Weeks Ended June 12, 2012 and June 14, 2011

(Amounts in thousands, except per share data)

	12 Weeks Ending		24 Weeks Ending
	June 12, 2012	June 14, 2011	June 12, 2012	June 14, 2011
Revenues	$51,324	$43,489	$105,002	$86,841

Costs and expenses:
Costs of sales	15,771	13,326	32,350	26,771
Restaurant operating expenses	21,810	19,358	44,470	38,259
Marketing and advertising costs	1,189	967	2,063	1,694
Pre-opening costs	832	952	902	1,306
General and administrative costs	2,754	2,871	5,379	5,061
Management and accounting fees paid to related party	452	1,185	1,196	1,654
Depreciation and amortization	1,993	1,571	3,707	3,096

Operating income	6,523	3,259	14,935	9,000

Other income (expense), net:
Interest expense	(1,008)	(1,693)	(2,228)	(3,457)
Other	68	(88)	65	(86)

Income from continuing operations before income taxes	5,583	1,478	12,772	5,457
Income tax expense	1,957	443	4,137	1,680

Net income	$3,626	$1,035	$8,635	$3,777

Net income per share—Basic and diluted	$0.20	$0.06	$0.48	$0.21

Weighted average shares outstanding—Basic and diluted	17,995	17,995	17,995	17,995

Comprehensive income	$3,626	$1,035	$8,635	$3,777

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity —Unaudited

For the Twenty-Four Weeks Ended June 12, 2012

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at December 27, 2011	17,995	$18	$51,341	$44,513	$—	$95,872

Comprehensive income	—	—	—	8,635	—	8,635

Balance at June 12, 2012	17,995	$18	$51,341	$53,148	$—	$104,507

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

For the Twenty-Four Weeks Ended June 12, 2012 and June 14, 2011

(Dollars in Thousands)

	24 Weeks Ending
	June 12, 2012	June 14, 2011
Cash flows from operating activities:
Net income	$8,635	$3,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,707	3,096
Loan cost amortization	187	392
Non-cash equity based compensation	—	78
Deferred income taxes	129	(2,212)
Amortization of deferred lease incentives	(87)	(79)
Changes in operating assets and liablities:
Inventories	146	(195)
Other current assets	702	1,017
Accounts payable	457	3,664
Income taxes	2,123	1,912
Other liabilities	(2,688)	23

Net cash provided by operating activities	13,311	11,473

Cash flows from investing activities:
Proceeds from sale-leaseback transaction	—	13,235
Purchases of property and equipment	(12,429)	(9,576)
Other	(736)	(700)

Net cash provided by (used in) investing activities	(13,165)	2,959

Cash flows from financing activities:
Principal repayments on long-term debt	(8,500)	(11,906)
Deferred financing costs	—	(74)

Net cash used in financing activities	(8,500)	(11,980)

Net increase (decrease) in cash and cash equivalents	(8,354)	2,452
Cash and cash equivalents at beginning of period	14,119	4,157

Cash and cash equivalents at end of period	$5,765	$6,609

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,346	$3,065
Income taxes	$1,886	$1,979

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

1.	BUSINESS AND BASIS OF PRESENTATION

As of June 12, 2012, Del Frisco’s Restaurant Group, Inc. (the “Company”) owned and operated 32 restaurants under the brand names of Del Frisco’s Double Eagle Steak House, Sullivan’s Steakhouse, and Del Frisco’s Grille. Of the 32 restaurants the Company operated at period end, there were nine Del Frisco’s Double Eagle Steak House restaurants, 20 Sullivan’s Steakhouse restaurants and three Del Frisco’s Grille restaurant in operation in 18 states throughout the United States of America. One new Del Frisco’s Grille location opened during the 12 weeks ended June 12, 2012 in Phoenix, Arizona.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the 12 and 24 weeks ended June 12, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 2012.

Certain information and disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 27, 2011 filed as part of the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-179141), which was declared effective on July 26, 2012.

The 2011 financial statements included herein have been restated to reflect the correction of immaterial errors as disclosed in the Company’s Registration Statement. The corrections principally related to straight-line rent and income taxes. The cumulative impact was not material to the 2011 financial statements.

The Company operates on a 52- or 53-week fiscal year ending the last Tuesday in December. The fiscal quarters ended June 12, 2012 and June 14, 2011 each contained 12 weeks and are referred to herein as the second quarter of fiscal year 2012 and the second quarter of fiscal year 2011, respectively. Fiscal year 2012 and fiscal year 2011 are both 52-week fiscal years.

Recent Accounting Literature

Accounting standards that have been issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies that require adoption at a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

2.	INITIAL PUBLIC OFFERING

On July 26, 2012, the Company priced a $75.4 million initial public offering (“IPO”) of 5.8 million shares of common stock at $13.00 per share. On July 27, 2012, the Company’s common stock began trading on the NASDAQ Global Select Market under the ticker symbol “DFRG.” Upon the August 1, 2012 closing of the IPO, the Company received net proceeds of approximately $70.1 million, reflecting approximately $5.3 million of underwriting discounts and commissions. At the completion of the IPO, an entity controlled by Lone Star Fund V (U.S.) L.P. (together with its affiliates, but excluding the Company and other companies that it or they own or control as a result of their investment activities, “Lone Star Fund”) owned approximately 18.0 million shares of common stock, or approximately 75.6% of the Company’s outstanding shares.

Prior to the IPO closing, the Company converted from a limited liability company to a corporation and in connection therewith, the Company’s then-outstanding membership interests were converted into approximately 18.0 million shares of Company common stock (the “Conversion”). All issued and outstanding common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect the Conversion. As part of the IPO, the Company established its authorized shares at 10,000,000 shares of preferred stock, $0.001 par value per share, and 190,000,000 shares of common stock, $0.001 par value per share. At August 1, 2012, the closing date of the IPO, the Company had a total of approximately 23.8 million common shares issued and outstanding.

The Company used a portion of the net proceeds from the IPO to repay $61.0 million of amounts outstanding under its credit facility on August 1, 2012. In addition, the Company used $3.0 million of the net proceeds to make a one-time payment to Lone Star Fund in consideration for the termination of an asset advisory agreement upon consummation of the IPO. The remainder of the net proceeds will be used for working capital and other general corporate purposes. In conjunction with the repayment of amounts outstanding under the credit facility, the Company wrote-off approximately $1.7 million in unamortized debt issuance costs subsequent to the end of the second quarter of fiscal 2012.

In connection with the IPO, the Company adopted the 2012 Long-Term Incentive Plan which provides for the issuance of up to 2,232,800 shares of common stock. The Company granted options to purchase 745,000 shares to our officers, employees and certain director nominees under this plan at the time of the pricing of the IPO with an exercise price equal to $13.00, the IPO price.

3.	NET INCOME PER SHARE

Basic earnings per share (“EPS”) data is computed based on weighted average common shares outstanding during the period. Diluted EPS data is computed based on weighted average common shares outstanding, including all potentially issuable common shares. At June 12, 2012 and June 14, 2011, there were no outstanding stock options or other dilutive securities and therefore they were not included in the dilutive calculation.

(all information in thousands, except per share data)

	12 Weeks Ending		24 Weeks Ending
	June 12,	June 14,	June 12,	June 14,
	2012	2011	2012	2011
Income available to common stockholders	$3,626	$1,035	$8,635	$3,777

Shares:
Weighted average number of common shares outstanding (1)	17,995	17,995	17,995	17,995
Dilutive shares	—	—	—	—

Total Diluted Shares	17,995	17,995	17,995	17,995

Basic net income per common share	$0.20	$0.06	$0.48	$0.21

Diluted net income per common share	$0.20	$0.06	$0.48	$0.21

(1)	The weighted average common shares outstanding reflects the effect of the Conversion (see Note 2 for further information).

4.	LONG-TERM DEBT

Long-term debt at June 12, 2012 and December 27, 2011 consisted of the following (in thousands):

	June 12,	December 27,
	2012	2011
Term loan	$61,500	$70,000
Revolving credit facility	—	—

	61,500	70,000

Less current maturities	—	—

	$61,500	$70,000

On July 29, 2011, the Company terminated its prior credit facility and replaced it with a new credit facility that provides for a five-year term loan of $70.0 million and a five-year revolving credit facility of up to $10.0 million. Borrowings under the new credit facility bear interest at a rate between LIBOR plus 4.75% and LIBOR plus 5.75%, depending on the Company’s leverage ratio (6.25% at June 12, 2012 and 6.75% at December 27, 2011.) Interest is payable quarterly. Principal payments are due in quarterly payments of $875,000 commencing September 30, 2013 with the balance due July 29, 2016. Mandatory prepayments may be required in certain circumstances described in the credit agreement. The Company is required to pay a commitment fee equal to 0.50% per annum on the available but unused revolving loan facility. The credit facility is secured by substantially all of the Company’s assets. The new credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA, as defined in the credit agreement, a minimum amount of EBITDA plus corporate general and administrative expenses, a minimum ratio of EBITDA plus certain non-recurring items to fixed charges (including consolidated capital expenses) and a minimum level of liquidity, as defined in the credit agreement. The new credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, changes of control, the incurrence of indebtedness and providing financing or other transactions with affiliates. The Company was in compliance with all of the debt covenants as of June 12, 2012 and December 27, 2011. As of August 20, 2012, the Company owed $500,000 on the term loan and $0 on the revolving credit facility.

The Company entered into its prior credit facility on July 9, 2007 with a bank syndicate, and on October 5, 2009, the Company amended this credit facility. The amended facility provided for term loans of approximately $106.0 million and up to an aggregate of $16.0 million in revolving commitments, which could be used as lines of credit or letters of credit. Principal was payable in quarterly installments of $750,000 beginning December 29, 2009, with a final balloon payment due in July 2014. In addition, the Company was required to make additional principal payments of up to 100% of excess cash flows, as defined in the amended credit agreement, until the outstanding combined principal balance was less than or equal to $75 million, at which time the Company was required to make additional principal payments of up to 80% of excess cash flows. Amounts available under the revolving commitments were permanently reduced in consecutive quarterly installments of $250,000, commencing March 23, 2010. The amendment also increased the interest rates payable by the Company. Interest was payable at a rate that is determinable by the Company to equal either (i) a base rate, as defined in the amended credit agreement, or (ii) a eurodollar rate, as defined in the amended credit agreement, plus an additional 5.5% to 8.0% depending on the senior debt rating of the Company and the outstanding combined principal balance of the loans. In addition, the Company was required to pay a commitment fee equal to 0.75% per annum on the available but unused revolving loan facility. The amendment reduced the existing financial covenant requirements to three, including an interest coverage ratio, an adjusted debt leverage ratio and a minimum EBITDAR requirement. The amendment also placed additional limitations on the amount of new restaurant capital expenditures the Company could invest.

5.	INCOME TAXES

The effective income tax rate for the 12 and 24 weeks ended June 12, 2012 was 35.0% and 32.3%, respectively, compared to an effective income tax rate of 30.0% and 30.8% for twelve and twenty-four weeks ended June 14, 2011. The increase in the estimated annual effective tax rate is primarily attributable to the decrease in the impact of certain tax credits and deductions due to an increase in income before income tax.

6.	FAIR VALUE MEASUREMENT

Under GAAP, the Company is required to measure certain assets and liabilities at fair value, or to disclose the fair value of certain assets and liabilities recorded at cost. Pursuant to these fair value measurement and disclosure requirements, fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value is calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities includes consideration of non-performance risk, including the Company’s own credit risk. Each fair value measurement is reported in one of the following three levels:

Level 1—valuation inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2—valuation inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3— valuation inputs are unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis at June 12, 2012 and December 27, 2011 (in thousands):

	Fair Value Measurements
	Level	June 12, 2012	December 27, 2011
Deferred compensation plan investments	2	$6,779	$6,159
Deferred compensation plan liabilities	2	$(8,096)	$(7,841)

The following table presents our non-financial assets measured at fair value on a non-recurring basis at June 12, 2012 and December 27, 2011 (in thousands):

	Fair Value Measurements
	Level	June 12, 2012	December 27, 2011
Long-lived assets held for use	2	$1,725	$1,850

There were no transfers among levels within the fair-value hierarchy during the first or second quarters of fiscal 2012 and fiscal 2011. The carrying value of the Company’s cash and cash equivalents, restricted cash, and accounts payable approximate fair value because of their short term nature. Borrowings classified as long-term debt as of June 12, 2012 have variable interest rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of its fair value.

7.	SEGMENT REPORTING

The Company operates the Del Frisco’s, Sullivan’s, and Del Frisco’s Grille brands as operating segments. The concepts operate solely in the U.S. within the full-service dining industry, providing similar products to similar customers. Sales from external customers are derived principally from food and beverage sales, and the Company does not rely on any major customers as a source of sales. The concepts also possess similar economic characteristics, resulting in similar long-term expected financial performance characteristics. However, as Del Frisco’s restaurants typically have higher revenues, driven by their larger physical presence and higher check average, the Del Frisco’s and Sullivan’s operating segments have varying operating income and restaurant-level EBITDA margins due to the leveraging of higher revenues on certain fixed operating costs such as management labor, rent, utilities, and building maintenance. Due to their immaterial nature in each period presented, the operations of the Del Frisco’s Grille brand are included in the Other segment.

The following table presents information about reportable segments for the 12 and 24 weeks ending June 12, 2012 and June 14, 2011 and as of June 12, 2012 and June 14, 2011. (in thousands):

	12 Weeks Ended June 12, 2012
	Del Frisco’s	Sullivan’s	Other	Corporate	Consolidated
Revenues	$27,777	$19,287	$4,260	$—	$51,324
Restaurant-level EBITDA	7,941	3,466	1,147	—	12,554
Capital expenditures	1,095	1,006	6,363	115	8,579
Property and equipment	57,760	43,689	18,613	1,204	121,266

	12 Weeks Ended June 14, 2011
	Del Frisco’s	Sullivan’s	Other	Corporate	Consolidated
Revenues	$24,221	$19,268	$—	$—	$43,489
Restaurant-level EBITDA	6,559	3,279	—	—	9,838
Capital expenditures	1,712	255	2,665	194	4,826
Property and equipment	55,115	40,360	3,363	921	99,759

	24 Weeks Ended June 12, 2012
	Del Frisco’s	Sullivan’s	Other	Corporate	Consolidated
Revenues	$56,100	$40,618	$8,284	$—	$105,002
Restaurant-level EBITDA	16,090	7,991	2,038	—	26,119
Capital expenditures	1,341	2,303	8,641	144	12,429
Property and equipment	57,760	43,689	18,613	1,204	121,266

	24 Weeks Ended June 14, 2011
	Del Frisco’s	Sullivan’s	Other	Corporate	Consolidated
Revenues	$47,308	$39,533	$—	$—	$86,841
Restaurant-level EBITDA	13,152	6,965	—	—	20,117
Capital expenditures	5,473	499	3,320	284	9,576
Property and equipment	55,115	40,360	3,363	921	99,759

In addition to using consolidated results in evaluating the Company’s performance and allocating its resources, the Company’s chief operating decision maker uses restaurant-level EBITDA, which is not a measure defined by GAAP. The Company defines restaurant-level EBITDA as operating income before pre-opening costs, general and administrative expenses, management and accounting fees paid to related party, impairment charges, and depreciation and amortization. Pre-opening costs are excluded because they vary in timing and magnitude and are not related to the health of ongoing operations. General and administrative expenses and management and accounting fees paid to related party are only included in the Company’s consolidated financial results as they are generally not specifically identifiable to individual operating segments as these costs relate to supporting all of the restaurant operations of the Company and the extension of the Company’s concepts into new markets. Depreciation and amortization is excluded because it is not an ongoing controllable cash expense and it is not related to the health of ongoing operations. Property and equipment is the only balance sheet measure used by the Company’s chief operating decision maker in allocating resources. See table below (in thousands) for a reconciliation of restaurant-level EBITDA to operating income.

	12 Weeks Ended		24 Weeks Ended
	June 12, 2012	June 14, 2011	June 12, 2012	June 14, 2011
Restaurant-level EBITDA	$12,554	$9,838	$26,119	$20,117
Less pre-opening costs	832	952	902	1,306
Less general and administrative	2,754	2,871	5,379	5,061
Less Management and accounting fees paid to related party	452	1,185	1,196	1,654
Less depreciation and amortization	1,993	1,571	3,707	3,096

Operating income	$6,523	$3,259	$14,935	$9,000

8.	COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims, possible legal actions, and other matters arising out of the normal course of business. While it is not possible to predict the outcome of these issues, management is of the opinion that adequate provision for potential losses has been made in the accompanying condensed consolidated financial statements and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Prior to the acquisition of the Company by Lone Star Fund, the Company guaranteed certain lease payments of related parties in connection with the leasing of real estate for restaurant locations. As of December 27, 2011 and June 12, 2012, the Company was responsible as guarantor for five of these leases. The leases expire at various times through 2016. These guarantees will require payment by the Company only in an event of default by the related party where it is unable to make the required lease payments. Management believes that any future payments required under these guarantees will not be significant. At December 27, 2011 and June 12, 2012 the maximum potential amount of future payments the Company could be required to make as a result of the guarantees was approximately $2.5 million and $2.3 million, respectively.

At December 27, 2011 and June 12, 2012, the Company had outstanding letters of credit of $976,000, which were collateralized by restricted cash. The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions.

9.	SUBSEQUENT EVENTS

On June 30, 2012, the Company closed its Dallas Sullivan’s location and on July 2, 2012, the Company completed the sale of the real property to a third party. This location accounted for approximately $3 million and $1.3 million in revenues and $0.2 million and $0.1 million in operating income for the fiscal year ended December 27, 2011 and the 24 weeks ended June 12, 2012, respectively. The real property sold for approximately $1.7 million, net of selling related expenses. In connection with the closure and sale of this restaurant, the Company will allocate approximately $740,000 in goodwill from the Sullivan’s reporting unit to this restaurant to determine the loss on the disposition. After this allocation, the total loss on the sale of this property will be approximately $470,000, net of tax. On July 26, 2012, the Company completed an IPO as more fully discussed in Note 2.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created thereby. Forward looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Risk Factors” in our Registration Statement on Form S-1 originally filed January 24, 2012, as amended (the “Registration Statement”), as well as other factors that may affect our business, results of operations, or financial condition. Forward looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward looking statements contained in this report will, in fact, transpire.

Overview

Del Frisco’s Restaurant Group develops, owns and operates three contemporary, high-end, complementary restaurants: Del Frisco’s Double Eagle Steak House, or Del Frisco’s, Sullivan’s Steakhouse, or Sullivan’s, and Del Frisco’s Grille, or the Grille. We currently operate 32 restaurants in 18 states. Of the 32 restaurants we operated as of the end of the period covered by this report, there are nine Del Frisco’s restaurants, 20 Sullivan’s restaurants and three Grille restaurants. We opened one new Grille location during the second fiscal quarter of 2012 in Phoenix, Arizona.

Subsequent to the end of the second quarter we opened a Grille location in Washington, D.C. on July 14, 2012 and closed our Sullivan’s restaurant in Dallas, Texas on June 30, 2012. We anticipate opening a Grille location in Atlanta, Georgia and a Del Frisco’s location in Chicago, Illinois in the fourth quarter of 2012.

Unless the context otherwise indicates, all references to “we,” “our,” “us,” or the “Company” refer to Del Frisco’s Restaurant Group, Inc. and its subsidiaries.

Our Growth Strategies and Outlook. Our growth model is comprised of the following three primary drivers:

•

Pursue Disciplined Restaurant Growth. We believe that there are significant opportunities to grow our concepts on a nationwide basis in both existing and new markets where we believe we can generate attractive unit-level economics. We are presented with many development opportunities and we carefully evaluate each opportunity to determine that sites selected for development have a high probability of meeting our return on investment targets. Our disciplined growth strategy includes accepting only those sites that we believe present attractive rent and tenant allowance structures as well as reasonable construction costs given the sales potential of the site. We believe our concepts’ complementary market positioning and ability to coexist in the same markets, coupled with our flexible unit models, will allow us to expand each of our three concepts into a greater number of locations.

•

Grow Existing Revenue. We will continue to pursue opportunities to increase the sales and average check at our existing restaurants, pursue targeted local marketing efforts and evaluate operational initiatives, including growth in private dining, designed to increase restaurant unit volumes.

•

Maintain Margins Throughout Our Growth. We will continue to aggressively protect our margins using economies of scale, including marketing and purchasing synergies between our concepts and leveraging our corporate infrastructure as we continue to open new restaurants.

We believe there are opportunities to open three to five restaurants annually, generally composed of one Del Frisco’s and two to four Sullivan’s and/or Grilles, with new openings of our Grille concept likely serving as the primary driver of new unit growth in the near term.

Performance Indicators. We use the following key metrics in evaluating the performance of our restaurants:

•

Comparable Restaurant Sales. We consider a restaurant to be comparable during the first full quarter following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 27 and 28 restaurants at June 14, 2011 and June 12, 2012, respectively.

•

Average Check. Average check is calculated by dividing total restaurant sales by customer counts for a given time period. Average check is influenced by menu prices and menu mix. Management uses this indicator to analyze trends in customers’ preferences, the effectiveness of menu changes and price increases and per customer expenditures.

•

Average Unit Volume. Average unit volume, or AUV, consists of the average sales of our restaurants over a certain period of time. This measure is calculated by dividing total restaurant sales within a period by the number of restaurants operating during the relevant period. This indicator assists management in measuring changes in customer traffic, pricing and development of our concepts.

•	Customer Counts. Customer counts are measured by the number of entrées ordered at our restaurants over a given time period.

•

Adjusted EBITDA Margin. Adjusted EBITDA margin represents net income before interest, taxes and depreciation and amortization plus the sum of certain non-operating expenses, including pre-opening costs, and management fees and expenses, as a percentage of our revenues. By monitoring and controlling our adjusted EBITDA margins, we can gauge the overall profitability of our company.

•

Restaurant-Level EBITDA Margin. Restaurant-level EBITDA margin represents net income before interest, taxes and depreciation and amortization plus the sum of certain non-operating expenses, including pre-opening costs, management fees and expenses and general and administrative expenses, as a percentage of our revenues. By monitoring and controlling our restaurant-level EBITDA margins, we can gauge the overall profitability of our core restaurant operations.

Our business is subject to seasonal fluctuations. Historically, the percentage of our annual revenues earned during the first and fourth fiscal quarters has been higher due, in part, to increased gift card redemptions and increased private dining during the year-end holiday season, respectively. In addition, our first, second and third quarters each contain 12 operating weeks with the fourth quarter containing 16 or 17 operating weeks. As many of our operating expenses have a fixed component, our operating income and operating income margin have historically varied significantly from quarter to quarter. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Results of Operations

The following table shows our operating results (in thousands), as well as our operating results as a percentage of revenues, for the 12 weeks ended June 12, 2012 and June 14, 2011.

	12 Weeks Ending				24 Weeks Ending
	June 12,		June 14,		June 12,		June 14,
	2012		2011		2012		2011
Revenues	$51,324	100.0%	$43,489	100.0%	$105,002	100.0%	$86,841	100.0%

Costs and expenses:
Costs of sales	15,771	30.7%	13,326	30.6%	32,350	30.8%	26,771	30.8%
Restaurant operating expenses	21,810	42.5%	19,358	44.5%	44,470	42.4%	38,259	44.1%
Marketing and advertising costs	1,189	2.3%	967	2.2%	2,063	2.0%	1,694	2.0%
Pre-opening costs	832	1.6%	952	2.2%	902	0.9%	1,306	1.5%
General and administrative costs	2,754	5.4%	2,871	6.6%	5,379	5.1%	5,061	5.8%
Management and accounting fees paid to related party	452	0.9%	1,185	2.7%	1,196	1.1%	1,654	1.9%
Depreciation and amortization	1,993	3.9%	1,571	3.6%	3,707	3.5%	3,096	3.6%

Operating income	6,523	12.7%	3,259	7.5%	14,935	14.2%	9,000	10.4%

Other income (expense), net:
Interest expense	(1,008)	-2.0%	(1,693)	-3.9%	(2,228)	-2.1%	(3,457)	-4.0%
Other	68	0.1%	(88)	-0.2%	65	0.1%	(86)	-0.1%

Income from continuing operations before income taxes	5,583	10.9%	1,478	3.4%	12,772	12.2%	5,457	6.3%
Income tax expense	1,957	3.8%	443	1.0%	4,137	3.9%	1,680	1.9%

Net income	$3,626	7.1%	$1,035	2.4%	$8,635	8.2%	$3,777	4.3%

Fiscal Quarter Ended June 12, 2012 (12 weeks) Compared to the Fiscal Quarter Ended June 14, 2011 (12 weeks)

The following tables show our operating results (in thousands), as well as our operating results as a percentage of revenues, for the 12 weeks ended June 12, 2012 and June 14, 2011.

	12 Weeks Ending June 12, 2012 (unaudited)
	Del Frisco’s		Sullivan’s		Other		Consolidated
Revenues	$27,777	100.0%	$19,287	100.0%	$4,260	100.0%	$51,324	100.0%
Costs and expenses:
Cost of sales	8,774	31.6%	5,869	30.4%	1,128	26.5%	15,771	30.7%
Restaurant operating expenses	10,559	38.0%	9,315	48.3%	1,936	45.4%	21,810	42.5%
Marketing and advertising costs	503	1.8%	637	3.3%	49	1.2%	1,189	2.3%

Restaurant-level EBITDA	7,941	28.6%	3,466	18.0%	1,147	26.9%	12,554	24.5%

Pre-opening costs							832	1.6%
General and administrative							2,754	5.4%
Management and accounting fees paid to related party							452	0.9%
Depreciation and amortization							1,993	3.9%

Operating Income							$6,523	12.7%

Restaurant operating weeks	108		240		25		373
Average unit volume	$3,086		$964		$2,045		$1,651

	12 Weeks Ending June 14, 2011 (unaudited)
	Del Frisco’s		Sullivan’s		Other		Consolidated
Revenues	$24,221	100.0%	$19,268	100.0%	$—	0.0%	$43,489	100.0%
Costs and expenses:
Cost of sales	7,392	30.5%	5,934	30.8%	—	0.0%	13,326	30.6%
Restaurant operating expenses	9,868	40.7%	9,490	49.3%	—	0.0%	19,358	44.5%
Marketing and advertising costs	402	1.7%	565	2.9%	—	0.0%	967	2.2%

Restaurant-level EBITDA	6,559	27.1%	3,279	17.0%	—	0.0%	9,838	22.6%

Pre-opening costs							952	2.2%
General and administrative							2,871	6.6%
Management and accounting fees paid to related party							1,185	2.7%
Depreciation and amortization							1,571	3.6%

Operating Income							$3,259	7.5%

Restaurant operating weeks	104		240		—		344
Average unit volume	$2,795		$963		$—		$1,517

Revenues. Consolidated revenues increased $7.8 million, or 17.9%, to $51.3 million in the second quarter of fiscal 2012 from $43.5 million in the second quarter of fiscal 2011. This increase was primarily due to a 4.0% increase in total comparable restaurant sales comprised of a 5.5% increase in average check partially offset by a 1.5% decrease in entrée counts. An additional $6.4 million was provided by 29 additional operating weeks resulting from one Del Frisco’s opening in April 2011, two Grille openings in August and November 2011, and one Grille opening in June 2012.

Del Frisco’s revenues increased $3.6 million, or 14.9%, to $27.8 million in the second quarter of fiscal 2012 from $24.2 million in the second quarter of fiscal 2011. This increase was primarily due to a 7.3% increase in total comparable restaurant sales comprised of a 5.1% increase in average check and a 2.2% increase in entrée counts. The increase in average check was impacted by combined menu price increases of approximately 2.0% implemented in December 2011 and March 2012 as well as the menu mix shifting to higher priced items and special offerings. The remainder of the increase was provided by four additional operating weeks resulting from one Del Frisco’s opening in April 2011.

Sullivan’s revenues were consistent at $19.3 million in the second quarter of fiscal 2012 and the second quarter of fiscal 2011. The 0.3% increase in comparable restaurant sales in the second quarter of fiscal 2012 was offset by higher loyalty program costs. The increase in comparable restaurant sales was comprised of a 4.1% increase in average check partially offset by a 3.8% decrease in entrée counts. The increase in average check was impacted by a menu price increase of approximately 1.5% implemented in April 2012 as well as menu mix shifting to higher priced items and special offerings.

Cost of Sales. Consolidated cost of sales increased $2.5 million, or 18.8%, to $15.8 million in the second quarter of fiscal 2012 from $13.3 million in the second quarter of fiscal 2011. The increase in consolidated cost of sales was primarily a result of the growth in comparable restaurant sales and to additional restaurants opened during 2011. As a percentage of consolidated revenues, consolidated cost of sales increased slightly to 30.7% during the second quarter of fiscal 2012 from 30.6% in the second quarter of fiscal 2011.

As a percentage of revenues, Del Frisco’s cost of sales increased to 31.6% during the second quarter of fiscal 2012 from 30.5% in the second quarter of fiscal 2011. This increase in cost of sales, as a percentage of revenues, was primarily due to higher protein costs, primarily for our prime beef, accounting for 80.6% of the increase, and seafood, accounting for 13.0% of the increase, which were partially offset by favorable non-protein food costs.

As a percentage of revenues, Sullivan’s cost of sales decreased to 30.4% during the second quarter of fiscal 2012 from 30.8% in the second quarter of fiscal 2011. This decrease in cost of sales, as a percentage of revenues, was due to lower non-protein food costs, accounting for 55.4% of the decrease, and wine and beverage costs, accounting for 28.6% of the decrease, which were partially offset by unfavorable beef costs.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $2.4 million, or 12.4%, to $21.8 million in the second quarter of fiscal 2012 from $19.4 million in the second quarter of fiscal 2011. This increase was primarily due to an additional 29 operating weeks in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011 from three restaurants opened in 2011. As a percentage of consolidated revenues, consolidated restaurant operating expenses decreased to 42.5% in the second quarter of fiscal 2012 from 44.5% in the second quarter of fiscal 2011.

As a percentage of revenues, Del Frisco’s restaurant operating expenses decreased to 38.0% during the second quarter of fiscal 2012 from 40.7% in the second quarter of fiscal 2011. This decrease in restaurant operating expenses, as a percentage of revenues, was due to lower labor costs, accounting for 58.8% of the decrease, and the leveraging of increased comparable restaurant revenues on certain fixed operating costs, accounting for 41.2% of the decrease. In addition, the second quarter of fiscal 2011 included certain operating expense inefficiencies from the new restaurant opening in April 2011.

As a percentage of revenues, Sullivan’s restaurant operating expenses decreased to 48.3% during the second quarter of fiscal 2012 from 49.3% in the second quarter of fiscal 2011. This decrease in restaurant operating expenses, as a percentage of revenues, was due to lower operating costs resulting from focused restaurant cost management, partially offset by higher labor costs driven primarily by increased manager headcount and higher benefit costs.

Marketing and Advertising Costs. Consolidated marketing and advertising costs increased $0.2 million, or 20.0%, to $1.2 million in the second quarter of fiscal 2012 from $1.0 million in the second quarter of fiscal 2011. As a percentage of consolidated revenues, consolidated marketing and advertising costs increased slightly to 2.3% in the second quarter of fiscal 2012 from 2.2% in the second quarter of fiscal 2011.

As a percentage of revenues, Del Frisco’s marketing and advertising costs increased to 1.8% during the second quarter of fiscal 2012 from 1.7% in the second quarter of fiscal 2011. The increase in marketing and advertising costs, as a percentage of revenues, was primarily due to higher in-restaurant advertising expenses, accounting for 46.5% of the increase, and higher outside promotions and marketing research costs, accounting for 35.7% of the increase.

As a percentage of revenues, Sullivan’s marketing and advertising costs increased to 3.3% during the second quarter of fiscal 2012 from 2.9% in the second quarter of fiscal 2011. The increase in marketing and advertising costs, as a percentage of revenues, was primarily due to higher in-restaurant advertising expenses, accounting for 24.4% of the increase, higher outside promotions, accounting for 24.8% of the increase, and higher broadcast media advertising, accounting for 36.3% of the increase.

Pre-opening Costs. Consolidated pre-opening costs decreased by $0.2 million to $0.8 million in the second quarter of fiscal 2012 from $1.0 million in the second quarter of fiscal 2011 due to higher pre-opening costs incurred during the second quarter of fiscal 2011 related to the opening of one Del Frisco’s restaurant during April 2011 compared to one Del Frisco’s Grille restaurant during June 2012. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.

General and Administrative Expenses. General and administrative expenses decreased $0.1 million, or 3.4%, to $2.8 million in the second quarter of fiscal 2012 from $2.9 million in the second quarter of fiscal 2011. Of this decrease, $0.3 million was due to one time employee severance costs incurred in the second quarter of fiscal 2011, which was partially offset by additional compensation costs related to growth in the number of corporate and regional management-level personnel to support recent and anticipated growth. As a percentage of revenues, general and administrative expenses decreased to 5.4% in the second quarter of fiscal 2012 from 6.6% in the second quarter of fiscal 2011. General and administrative expenses are expected to increase as a result of costs associated with being a public company as well as costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.

Management and Accounting Fees Paid to Related Party. Management and accounting fees paid to related party decreased $0.7 million, or 58.3%, to $0.5 million in the second quarter of fiscal 2012 from $1.2 million in the second quarter of fiscal 2011. The decrease was due to a $0.7 million decrease in asset management fees paid to an affiliate of Lone Star Fund.

Depreciation and Amortization. Depreciation and amortization increased $0.4 million, or 25.0%, to $2.0 million in the second quarter of fiscal 2012 from $1.6 million in the second quarter of fiscal 2011. The increase in depreciation and amortization expense primarily resulted from new assets placed in service during 2011 upon the opening of three new restaurants as well as for existing restaurants that were remodeled during 2011 and the first and second quarters of fiscal 2012.

Interest Expense. Interest expense-other decreased $0.6 million to $1.1 million in the second quarter of fiscal 2012 from $1.7 million in the second quarter of fiscal 2011. This decrease was due primarily to a lower average credit facility balance and a lower average interest rate under the new credit facility entered into in July 2011.

Provision for Income Taxes. The effective income tax rate was 35.0% and 30.0% in the second quarter of fiscal 2012 and the second quarter of fiscal 2011, respectively. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses. The increase in the effective tax rate is primarily attributable to the decrease in the impact of certain tax credits and deductions due to an increase in income before income tax.

Twenty-Four Weeks Ended June 12, 2012 Compared to the Twenty-Four Weeks Ended June 14, 2011

The following tables show our operating results (in thousands), as well as our operating results as a percentage of revenues, for the 24 weeks ended June 12, 2012 and June 14, 2011.

	24 Weeks Ending June 12, 2012 (unaudited)
	Del Frisco’s		Sullivan’s		Other		Consolidated
Revenues	$56,100	100.0%	$40,618	100.0%	$8,284	100.0%	$105,002	100.0%
Costs and expenses:
Cost of sales	17,749	31.6%	12,368	30.4%	2,233	27.0%	32,350	30.8%
Restaurant operating expenses	21,365	38.1%	19,194	47.3%	3,911	47.2%	44,470	42.4%
Marketing and advertising costs	896	1.6%	1,065	2.6%	102	1.2%	2,063	2.0%

Restaurant-level EBITDA	16,090	28.7%	7,991	19.7%	2,038	24.6%	26,119	24.9%

Pre-opening costs							902	0.9%
General and administrative							5,379	5.1%
Management and accounting fees paid to related party							1,196	1.1%
Depreciation and amortization							3,707	3.5%

Operating Income							$14,935	14.2%

Restaurant operating weeks	216		480		49		745
Average unit volume	$6,233		$2,031		$4,057		$3,383

	24 Weeks Ending June 14, 2011 (unaudited)
	Del Frisco’s		Sullivan’s		Other		Consolidated
Revenues	$47,308	100.0%	$39,533	100.0%	$—	0.0%	$86,841	100.0%
Costs and expenses:
Cost of sales	14,531	30.7%	12,240	31.0%	—	0.0%	26,771	30.8%
Restaurant operating expenses	18,932	40.0%	19,327	48.9%	—	0.0%	38,259	44.1%
Marketing and advertising costs	693	1.5%	1,001	2.5%	—	0.0%	1,694	2.0%

Restaurant-level EBITDA	13,152	27.8%	6,965	17.6%	—	0.0%	20,117	23.2%

Pre-opening costs							1,306	1.5%
General and administrative							5,061	5.8%
Management and accounting fees paid to related party							1,654	1.9%
Depreciation and amortization							3,096	3.6%

Operating Income							$9,000	10.4%

Restaurant operating weeks	200		480		—		680
Average unit volume	$5,677		$1,977		$—		$3,065

Revenues. Consolidated revenues increased $18.2 million, or 21.0%, to $105.0 million in the first two quarters of fiscal 2012 from $86.8 million in the first two quarters of fiscal 2011. This increase was primarily due to a 5.4% increase in total comparable restaurant sales comprised of a 5.5% increase in average check partially offset by a 0.1% decrease in entrée counts. An additional $13.8 million was provided by 65 additional operating weeks resulting from one Del Frisco’s opening in April 2011, two Grille openings in August and November 2011, and one Grille opening in June 2012.

Del Frisco’s revenues increased $8.8 million, or 18.6%, to $56.1 million in the first two quarters of fiscal 2012 from $47.3 million in the first two quarters of fiscal 2011. This increase was primarily due to a 7.7% increase in total comparable restaurant sales comprised of a 4.8% increase in average check and a 2.9% increase in entrée counts. The increase in average check was impacted by combined menu price increases of approximately 2.0% implemented in December 2011 and March 2012 as well as the menu mix shifting to higher priced items and special offerings. The remainder of the increase was provided by 16 additional operating weeks resulting from one Del Frisco’s opening in April 2011.

Sullivan’s revenues increased $1.1 million, or 2.8%, to $40.6 million in the first two quarters of fiscal 2012 from $39.5 million in the first two quarters of fiscal 2011. This increase was primarily due to a 2.8% increase in total comparable restaurant sales comprised of a 4.9% increase in average check partially offset by a 2.1% decrease in entrée counts. The increase in average check was impacted by menu price increases of approximately 2.0% implemented in April 2011 and 1.5% implemented in April 2012 as well as the menu mix shifting to higher priced items and special offerings.

Cost of Sales. Consolidated cost of sales increased $5.6 million, or 20.9%, to $32.4 million in the first two quarters of fiscal 2012 from $26.8 million in the first two quarters of fiscal 2011. The increase in consolidated cost of sales was primarily a result of the growth in comparable restaurant sales and to three restaurants opened during 2011. As a percentage of consolidated revenues, consolidated cost of sales was consistent at 30.8% during the first two quarters of fiscal 2012 and fiscal 2011.

As a percentage of revenues, Del Frisco’s cost of sales increased to 31.6% during the first two quarters of fiscal 2012 from 30.7% in the first two quarters of fiscal 2011. This increase in cost of sales, as a percentage of revenues, was primarily due to higher protein costs, primarily for our prime beef, accounting for 75.8% of the increase, and seafood, accounting for 12.7% of the increase, which were partially offset by favorable non-protein food costs.

As a percentage of revenues, Sullivan’s cost of sales decreased to 30.4% during the first two quarters of fiscal 2012 from 31.0% in the first two quarters of fiscal 2011. This decrease in cost of sales, as a percentage of revenues, was due to lower non-protein food costs, accounting for 53.8% of the decrease, and wine and beverage costs, accounting for 34.9% of the decrease, which were partially offset by unfavorable beef costs.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $6.2 million, or 16.2%, to $44.5 million in the first two quarters of fiscal 2012 from $38.3 million in the first two quarters of fiscal 2011. This increase was primarily due to an additional 65 operating weeks in the first two quarters of fiscal 2012 as compared to the first two quarters of fiscal 2011 from three restaurants opened in 2011. As a percentage of consolidated revenues, consolidated restaurant operating expenses decreased to 42.4% in the first two quarters of fiscal 2012 from 44.1% in the first two quarters of fiscal 2011.

As a percentage of revenues, Del Frisco’s restaurant operating expenses decreased to 38.1% during the first two quarters of fiscal 2012 from 40.0% in the first two quarters of fiscal 2011. This decrease in restaurant operating expenses, as a percentage of revenues, was due to lower labor costs, accounting for 61.1% of the decrease, and the leveraging of increased comparable restaurant revenues on certain fixed operating costs, accounting for 38.9% of the decrease. In addition, the second quarter of fiscal 2011 included certain operating expense inefficiencies from the new restaurant opening in April 2011.

As a percentage of revenues, Sullivan’s restaurant operating expenses decreased to 47.3% during the first two quarters of fiscal 2012 from 48.9% in the first two quarters of fiscal 2011. This decrease in restaurant operating expenses, as a percentage of revenues, was due to lower operating costs resulting primarily from focused restaurant cost management.

Marketing and Advertising Costs. Consolidated marketing and advertising costs increased $0.4 million, or 23.5%, to $2.1 million in the first two quarters of fiscal 2012 from $1.7 million in the first two quarters of fiscal 2011. As a percentage of consolidated revenues, consolidated marketing and advertising costs were consistent at 2.0% in the first two quarters of fiscal 2012 and fiscal 2011.

As a percentage of revenues, Del Frisco’s marketing and advertising costs increased to 1.6% during the first two quarters of fiscal 2012 from 1.5% in the first two quarters of fiscal 2011. The increase in marketing and advertising costs, as a percentage of revenues, was primarily due to higher in-restaurant advertising expenses, accounting for 52.3% of the increase, and higher outside promotions and marketing research costs, accounting for 29.2% of the increase.

As a percentage of revenues, Sullivan’s marketing and advertising costs increased to 2.6% during the first two quarters of fiscal 2012 from 2.5% in the first two quarters of fiscal 2011. The increase in marketing and advertising costs, as a percentage of revenues, was primarily due to higher in-restaurant advertising expenses, accounting for 28.5% of the increase, higher outside promotions, accounting for 27.7% of the increase, and higher broadcast media advertising, accounting for 22.0% of the increase, partially offset by lower market research costs.

Pre-opening Costs. Consolidated pre-opening costs decreased by $0.4 million to $0.9 million in the first two quarters of fiscal 2012 from $1.3 million in the first two quarters of fiscal 2011 due to higher pre-opening costs incurred during the first two quarters of fiscal 2011 related to the opening of one Del Frisco’s restaurant during April 2011 compared to one Del Frisco’s Grille restaurant during June 2012.

General and Administrative Expenses. General and administrative expenses increased $0.3 million, or 5.9%, to $5.4 million in the first two quarters of fiscal 2012 from $5.1 million in the first two quarters of fiscal 2011. Of this increase, $0.4 million was due to compensation costs related to growth in the number of corporate and regional management-level personnel to support recent and anticipated growth and $0.2 million was due to higher professional fees. This increase was partially offset by $0.3 million in one time employee severance costs incurred in the second quarter of fiscal 2011. As a percentage of revenues, general and administrative expenses decreased to 5.1% in the first two quarters of fiscal 2012 from 5.8% in the first two quarters of fiscal 2011.

Management and Accounting Fees Paid to Related Party. Management and accounting fees paid to related party decreased $0.5 million, or 29.4%, to $1.2 million in the first two quarters of fiscal 2012 from $1.7 million in the first two quarters of fiscal 2011. The decrease was due to a $0.2 million decrease in asset management fees paid to an affiliate of Lone Star Fund and a $0.3 million decrease in fees paid to an affiliate of Lone Star Fund who provided certain shared services to us and other unaffiliated companies owned by Lone Star Fund, to which a transition fee was paid in the first quarter of fiscal 2011.

Depreciation and Amortization. Depreciation and amortization increased $0.6 million, or 19.4%, to $3.7 million in the first two quarters of fiscal 2012 from $3.1 million in the first two quarters of fiscal 2011. The increase in depreciation and amortization expense primarily resulted from new assets placed in service during 2011 upon the opening of three new restaurants as well as for existing restaurants that were remodeled during 2011 and the first two quarters of fiscal 2012.

Interest Expense. Interest expense-other decreased $1.2 million to $2.3 million in the first two quarters of fiscal 2012 from $3.5 million in the first two quarters of fiscal 2011. This decrease was due primarily to a lower average credit facility balance and a lower average interest rate under the new credit facility entered into in July 2011.

Provision for Income Taxes. The effective income tax rate was 32.3% and 30.8% in the first two quarters of fiscal 2012 and the first two quarters of fiscal 2011, respectively. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, state income taxes and certain non-deductible expenses. The increase in the effective tax rate is primarily attributable to the decrease in the impact of certain tax credits and deductions due to an increase in income before income tax.

Liquidity and Capital Resources

We expect to finance our operations for at least the next several years, including costs of opening currently planned new restaurants, through cash provided by operations, existing borrowings available under our credit facility discussed below, and the proceeds from our IPO. We also expect to enter into a new credit facility during the third quarter of fiscal 2012. We cannot be sure that these sources will be sufficient to finance our operations, however, and we may seek additional financing in the future. As of June 12, 2012, we had cash and cash equivalents of approximately $5.8 million.

Our operations have not required significant working capital and, like many restaurant companies, we may at times have negative working capital. Revenues are received primarily in cash or by credit card, and restaurant operations do not require significant receivables or inventories, other than our wine inventory. In addition, we receive trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth.

The following table presents a summary of our cash flows for the 24 weeks ended June 12, 2012 and June 14, 2011 (in thousands):

	24 Weeks Ending
	June 12,	June 14,
	2012	2011
	(unaudited)
Net cash provided by operating activities	$13,311	$11,473
Net cash used in investing activities	(13,165)	2,959
Net cash used in financing activities	(8,500)	(11,980)

Net decrease in cash and cash equivalents	$(8,354)	$2,452

Operating Activities. Cash flows provided by operating activities was $13.3 million for the 24 weeks ended June 12, 2012, consisting primarily of net income of $8.6 million, adjustments for depreciation, amortization and other non-cash charges totaling $3.8 million, and a net increase in cash of $3.6 million resulting from a decrease in inventories and other current assets, and an increase in accounts payable and income taxes payable. These cash inflows were partially offset by decreases in other liabilities of $2.7 million. Cash flows provided by operating activities was $11.5 million for the 24 weeks ended June 14, 2011, consisting primarily of net income of $3.8 million, adjustments for depreciation, amortization and other non-cash charges totaling $3.5 million, and a net increase in cash of $6.6 million resulting from a decrease in other current assets and increases in accounts payable, income taxes payable and other liabilities. These cash inflows were partially offset by a decrease of $2.2 million in net deferred income taxes and a $0.2 million increase in inventory purchases.

Investing Activities. Net cash used in investing activities for the 24 weeks ended June 12, 2012 was $13.2 million, consisting primarily of purchases of property and equipment of $12.4 million. These purchases primarily related to construction in progress of two new Grille restaurants during the period and remodel activity of existing restaurants. Net cash provided by investing activities for the 24 weeks ended June 14, 2011 was $3.0 million, consisting primarily of net proceeds of $13.2 million received from the sale and leaseback of two restaurant properties during the period and partially offset by purchases of property and equipment of $9.6 million, primarily related to construction in progress of a new Del Frisco’s and a new Del Frisco’s Grille during the period.

Financing Activities. Net cash used in financing activities for the 24 weeks ended June 12, 2012 was $8.5 million, consisting of principal payments made on our credit facility. Net cash used in financing activities for the 24 weeks ended June 14, 2011 was $12.0 million consisting primarily of principal payments made on our previous credit facility prior to its termination in July 2011.

Capital Expenditures. We typically target an average cash investment of approximately $7.0 million to $9.0 million per restaurant for a Del Frisco’s restaurant and $3.0 million to $4.5 million for a Sullivan’s or a Grille, in each case net of landlord contributions and equipment financing and including pre-opening costs. In addition, we are currently “refreshing” a number of our Sullivan’s and Del Frisco’s locations to, among other things, add additional seating, private dining space and patio seating. During 2012, we expect to complete refreshes of four to five Del Frisco’s and four to five Sullivan’s at an average cost of $0.3 million per location. Thereafter, we expect to complete one to two refreshes each year at an approximate cost of $0.5 million per location. These capital expenditures will primarily be funded by cash flows from operations and, if necessary, by the use of our credit facility, depending upon the timing of expenditures.

Credit Facility. We entered into a new credit facility in July 2011 and terminated our prior credit facility that consisted of a seven-year $110 million term loan and six-year revolving credit facility of up to $20.0 million. Our new credit facility provides for a five-year term loan of $70.0 million and a five-year revolving credit facility of up to $10.0 million. We used the net proceeds of the borrowings under our new credit facility to retire our prior credit facility, which at the time we entered into this new credit facility had a balance of approximately $67.0 million. The remaining proceeds were used to pay related fees and expenses and for working capital. As part of our IPO, we repaid $61.0 million of our new credit facility, which left an unpaid balance of $500,000 at August 20, 2012. Associated with this repayment, we expensed approximately $1.7 million of deferred loan costs in August 2012.

Borrowings under the new credit facility bear interest at a rate between LIBOR plus 4.75% and LIBOR plus 5.75%, depending on our leverage ratio. Our obligations under our new credit facility are guaranteed by each of our existing and future subsidiaries and are secured by substantially all of our assets and the capital stock of our subsidiaries.

Our new credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA, a minimum amount of EBITDA plus corporate general and administrative expenses, a minimum ratio of EBITDA plus certain non-recurring items to fixed charges (including consolidated capital expenses) and a minimum level of liquidity. Specifically, these covenants require that we have a fixed charge coverage ratio of greater than 1.50, a leverage ratio of less than 3.25, consolidated liquidity of greater than or equal to $3.0 million and adjusted restaurant-level EBITDA (as defined in the credit facility on a rolling four fiscal quarter basis) of greater than or equal to $30.0 million. As of June 12, 2012, we were in compliance with each of these tests. Our new credit facility also contains customary events of default. We were in compliance with all of our debt covenants as of June 12, 2012.

We believe that net cash provided by operating activities and existing available borrowings under our credit facility will be sufficient to fund currently anticipated working capital, planned capital expenditures and debt service requirements for the next 24 months. We regularly review acquisitions and other strategic opportunities, which may require additional debt or equity financing. We currently do not have any pending agreements or understandings with respect to any acquisition or other strategic opportunities.

Initial Public Offering

On July 26, 2012, we priced a $75.4 million IPO of 5.8 million shares of common stock at $13.00 per share. Upon the August 1, 2012 closing of the IPO, we received net proceeds of approximately $70.1 million, reflecting approximately $5.3 million of underwriting discounts and commissions. At the completion of the IPO, an entity controlled by Lone Star Fund owned approximately 18.0 million shares of common stock, or approximately 75.6% of our outstanding shares.

Prior to the IPO closing, we converted from a limited liability company to a corporation and in connection therewith, our then-outstanding membership interests were converted into approximately 18.0 million shares of common stock. At August 1, 2012, the closing date of the IPO, we had a total of approximately 23.8 million shares of common stock issued and outstanding.

We used a portion of the net proceeds from the IPO to repay $61.0 million of amounts outstanding under our credit facility on August 1, 2012. In addition, we used $3.0 million of the net proceeds to make a one-time payment to Lone Star Fund in consideration for the termination of an asset advisory agreement upon consummation of the IPO. We will use the remainder of the net proceeds for working capital and other general corporate purposes. In conjunction with the repayment of amounts outstanding under the credit facility, we wrote-off approximately $1.7 million in unamortized debt issuance costs subsequent to the end of the second quarter of fiscal 2012.

In connection with the IPO, we adopted the 2012 Long-Term Incentive Plan which provides for the issuance of up to 2,232,800 shares of common stock. We granted options to purchase 745,000 shares to our officers, employees and certain director nominees under this plan at the time of the pricing of the IPO with an exercise price equal to $13.00, the IPO price.

Off-Balance Sheet Arrangements

Prior to the acquisition of Lone Star Steakhouse & Saloon, Inc. by Lone Star Fund, our predecessor guaranteed lease payments of certain non-Del Frisco’s Restaurant Group restaurants in connection with the leasing of real estate for these locations. As of June 12, 2012, we continue to be a guarantor for five of these leases. The leases expire at various times through 2016. These guarantees would require payment by us only in an event of default by the non-Del Frisco’s Restaurant Group tenant where it failed to make the required lease payments or perform other obligations under a lease. We believe that the likelihood is remote that material payments will be required under these guarantees. At June 12, 2012, the maximum potential amount of future lease payments we could be required to make as a result of the guarantees was $2.3 million.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at the time. Actual amounts may differ from those estimates.

There have been no material changes to the significant accounting policies from what was previously reported in the Registration Statement.

Recent Accounting Pronouncements

We reviewed all newly issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our financial statements as a result of future adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under our credit facility, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. At June 12, 2012, we had $61.5 million of variable rate debt. Holding other variables constant, such as debt levels, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $0.6 million annually.

Commodity Price Risk

We are exposed to market price fluctuations in beef, seafood, produce and other food product prices. Given the historical volatility of beef, seafood, produce and other food product prices, these fluctuations can materially impact our food and beverage costs. While we have taken steps to qualify multiple suppliers who meet our standards as suppliers for our restaurants and enter into agreements with suppliers for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. We are currently unable to contract for some of our commodities, such as fresh seafood and certain produce, for periods longer than one week. Consequently, such commodities can be subject to unforeseen supply and cost fluctuations. Dairy costs can also fluctuate due to government regulation. Because we typically set our menu prices in advance of our food product prices, our menu prices cannot immediately take into account changing costs of food items. To the extent that we are unable to pass the increased costs on to our customers through price increases, our results of operations would be adversely affected. We do not use financial instruments to hedge our risk to market price fluctuations in beef, seafood, produce and other food product prices at this time.

Inflation

Over the past five years, inflation has not significantly affected our operations. However, the impact of inflation on labor, food and occupancy costs could, in the future, significantly affect our operations. We pay many of our employees hourly rates related to the applicable federal or state minimum wage. Food costs as a percentage of revenues have been somewhat stable due to procurement efficiencies and menu price adjustments, although no assurance can be made that our procurement will continue to be efficient or that we will be able to raise menu prices in the future. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe that our current strategy, which is to seek to maintain operating margins through a combination of menu price increases, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices, has been an effective tool for dealing with inflation. There can be no assurance, however, that future inflationary or other cost pressure will be effectively offset by this strategy.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedure

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

ITEM 1.	LEGAL PROCEEDINGS

We are subject to various claims and legal actions, including class actions, arising in the ordinary course of business from time to time, including claims related to food quality, personal injury, contract matters, health, wage and employment and other issues. None of these types of litigation, most of which are covered by insurance, has had a material effect on us, and as of the date of this report, we are not a party to any material pending legal proceedings and are not aware of any claims that we believe could have a materially adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes from our risk factors as previously reported in the Registration Statement.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

4.1	Registration Rights Agreement between Del Frisco’s Restaurant Group, Inc. and LSF5 Wagon Holdings, LLC, dated July 26, 2012.

10.1#	Form of Grant Notice for Incentive Stock Options granted under the Del Frisco’s Restaurant Group, Inc. 2012 Long-Term Incentive Plan.

10.2#	Form of Grant Notice for Nonqualified Stock Option granted under the Del Frisco’s Restaurant Group, Inc. 2012 Long-Term Incentive Plan.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

#	Denotes management compensatory plan or arrangement.
**	To be filed by amendment during the 30-day grace period provided by Rule 405(a)(2) of Regulation S-T. Pursuant to Rule 406T of Regulation S-T, these interactive data files will be furnished and will not be deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 21, 2012

Del Frisco’s Restaurant Group, Inc.

By:	/s/ Mark S. Mednansky
Mark S. Mednansky
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Thomas J. Pennison, Jr.
Thomas J. Pennison, Jr.
Chief Financial Officer,
(Principal Financial Officer)