Form 10-Q/A
period 2012-06-12
Del Frisco's Restaurant Group, Inc.
filed 2012-09-17
CIK 1415301

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 12, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                      from to

Commission File Number: 001-35611

Del Frisco’s Restaurant Group, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-8453116
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

930 S. Kimball Ave., Suite 100 Southlake, Texas	76092
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code

(817) 601-3421

Former name, former address and former fiscal year, if changed since last report: Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☑ (Do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 20, 2012, the latest practicable date, 23,794,667 of the registrant’s common shares, $0.001 par value per share, were issued and outstanding.

Explanatory Note

This Amendment No. 1 (this “Amendment”) to our Quarterly Report Form 10-Q for the quarterly period ended June 12, 2012 , originally filed with the Securities and Exchange Commission on August 21, 2012 (the “Original Form 10-Q”), is being filed solely to furnish the exhibits listed in the Exhibit Index hereto, which provide certain items from the Original Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”). This Amendment is being filed within the 30-day grace period provided by Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Original Form 10-Q other than the furnishing of the exhibits described above. This Amendment does not reflect subsequent events occurring after the date of the Original Form 10-Q or modify or update any disclosures set forth in the Original Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Del Frisco’s Restaurant Group, Inc.

By:	/s/ Thomas J. Pennison, Jr.
Thomas J. Pennison, Jr. Chief Financial Officer,
(Principal Financial Officer)

Dated: September 17, 2012

Del Frisco’s Restaurant Group, Inc.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

101. INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema Document

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	furnished herewith. Pursuant to Rule 406T of Regulations S-T, the exhibits are being furnished herewith and are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

3