Form 10-Q
period 2012-09-04
Del Frisco's Restaurant Group, Inc.
filed 2012-10-16
CIK 1415301

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 4, 2012

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

(817) 601-3421

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☐     No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.     Yes   ☐     No   ☒

As of October 15, 2012, the latest practicable date, 23,794,667 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

Table of Contents:

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

As of September 4, 2012 and December 27, 2011

(Dollars in thousands)

	September 4, 2012	December 27, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,756	$14,119
Restricted cash	976	976
Inventory	9,970	9,891
Income tax receivable	2,166	—
Deferred income taxes	1,963	1,748
Prepaid expenses and other	5,619	4,496

Total current assets	26,450	31,230

Property and equipment, net	94,407	80,508
Assets held for sale	—	1,850
Goodwill	75,365	76,103
Intangible assets, net	36,377	36,493
Deferred compensation plan investments	7,321	6,159
Other assets	218	1,931

Total assets	$240,138	$234,274

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,849	$7,491
Accrued payroll	5,584	5,913
Accrued self-insurance	1,595	1,581
Deferred revenue	6,080	8,074
Income taxes payable	—	60
Other current liabilities	4,685	4,338

Total current liabilities	23,793	27,457

Long-term debt	—	70,000
Deferred rent	21,078	17,147
Deferred tax liabilities	12,500	12,081
Other liabilities	12,704	11,717

Total liabilities	70,075	138,402

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value , 10,000,000 shares authorized, no shares issued and outstanding at December 27, 2011 or September 4, 2012 (unaudited)	—	—
Common stock, $0.001 par value , 190,000,000 shares authorized, 17,994,667 shares issued and outstanding at December 27, 2011, 23,794,667 shares issued and outstanding at September 4, 2012 (unaudited)	24	18
Additional paid in capital	119,337	51,341
Retained earnings	50,702	44,513
Accumulated other comprehensive income	—	—

Total stockholders’ equity	170,063	95,872

Total liabilities and stockholders’ equity	$240,138	$234,274

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) —Unaudited

For the Twelve and Thirty-Six Weeks Ended September 4, 2012 and September 6, 2011

(Dollar amounts in thousands, except per share data)

	12 Weeks Ending		36 Weeks Ending
	September 4, 2012	September 6, 2011	September 4, 2012	September 6, 2011
Revenues	$47,887	$41,273	$151,565	$126,745

Costs and expenses:
Costs of sales	14,526	12,454	46,489	38,800
Restaurant operating expenses	22,167	18,952	65,945	56,469
Marketing and advertising costs	1,127	983	3,133	2,626
Pre-opening costs	1,129	871	2,031	2,177
General and administrative	3,292	2,450	8,692	7,511
Management and accounting fees paid to related party	56	713	1,252	2,366
Asset advisory agreement termination fee	3,000	—	3,000	—
Initial public offering transaction bonuses (see Note 5)	1,462	—	1,462	—
Depreciation and amortization	2,051	1,655	5,622	4,674

Operating income (loss)	(923)	3,195	13,939	12,122

Other income (expense), net:
Interest expense	(619)	(1,489)	(2,847)	(4,946)
Write-off of debt issuance costs	(1,649)	(2,501)	(1,649)	(2,501)
Other	(14)	(188)	51	(274)

Income (loss) from continuing operations before income taxes	(3,205)	(983)	9,494	4,401

Income tax expense (benefit)	(1,411)	(62)	2,762	1,500

Income (loss) from continuing operations	$(1,794)	$(921)	$6,732	$2,901

Discontinued operations, net of income tax benefit	(628)	(915)	(543)	(959)

Net income (loss)	$(2,422)	$(1,836)	$6,189	$1,942

Basic and diluted income (loss) per common share:
Continuing operations	$(0.09)	$(0.05)	$0.36	$0.16
Discontinued operations	(0.03)	(0.05)	(0.03)	(0.05)

Basic and diluted income (loss) per share	$(0.12)	$(0.10)	$0.33	$0.11

Shares used in computing net income (loss) per common share:
Basic	20,825,619	17,994,667	18,938,318	17,994,667
Diluted	20,825,619	17,994,667	18,938,318	17,994,667

Comprehensive income (loss)	$(2,422)	$(1,836)	$6,189	$1,942

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity —Unaudited

For the Thirty-Six Weeks Ended September 4, 2012

(Dollar amounts in thousands)

	Common Stock		Additional Paid	Retained	Accumulated Other Comprehensive
	Shares	Par Value	In Captial	Earnings	Income	Total
Balance at December 27, 2011	17,994,667	$18	$51,341	$44,513	$—	$95,872

Comprehensive income		—	—	6,189	—	6,189
Share-based compensation costs		—	103	—	—	103
Issuance of common stock for initial public offering, net of fees and issuance costs	5,800,000	6	66,453			66,459
Contribution by majority shareholder (see Note 5)		—	1,440	—	—	1,440

Balance at September 4, 2012	23,794,667	$24	$119,337	$50,702	$—	$170,063

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

For the Thirty-Six Weeks Ended September 4, 2012 and September 6, 2011

(Dollars in Thousands)

	36 Weeks Ending
	September 4, 2012	September 6, 2011
Cash flows from operating activities:
Net income	$6,189	$1,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,758	4,790
Loss on disposal of restaurant property	103	—
Write-off of goodwill associated with disposed restaurant property	738	—
Write-off of deferred debt issuance costs	1,649	2,501
Loan cost amortization	219	428
Non-cash equity based compensation	103	118
Non-cash impairment charges	—	1,400
Deferred income taxes	204	(3,287)
Amortization of deferred lease incentives	(164)	(118)
Changes in operating assets and liablities:
Restricted cash	—	(1,130)
Inventories	(79)	(597)
Other current assets	1,083	1,572
Accounts payable	(1,642)	3,270
Income taxes	(2,090)	947
Other liabilities	1,399	(1,004)

Net cash provided by operating activities	13,470	10,832

Cash flows from investing activities:
Proceeds from sale-leaseback transaction	—	13,235
Proceeds from sale of property and equipment	1,682	—
Purchases of property and equipment	(19,475)	(13,850)
Other	(1,318)	(80)

Net cash used in investing activities	(19,111)	(695)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriter fees and issuance costs	67,278	—
Proceeds from long-term debt	—	71,100
Payments of long-term debt	(70,000)	(78,922)
Deferred debt issuance costs	—	(2,036)
Distribution to parent	—	(357)

Net cash used in financing activities	(2,722)	(10,215)

Net decrease in cash and cash equivalents	(8,363)	(78)
Cash and cash equivalents at beginning of period	14,119	4,157

Cash and cash equivalents at end of period	$5,756	$4,079

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,087	$4,335
Income taxes	$4,387	$3,482

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

1.	BUSINESS AND BASIS OF PRESENTATION

As of September 4, 2012, Del Frisco’s Restaurant Group, Inc. (the “Company”) owned and operated 32 restaurants under the brand names of Del Frisco’s Double Eagle Steak House, Sullivan’s Steakhouse, and Del Frisco’s Grille. Of the 32 restaurants the Company operated at period end, there were nine Del Frisco’s Double Eagle Steak House restaurants, 19 Sullivan’s Steakhouse restaurants and four Del Frisco’s Grille restaurants in operation in 18 states throughout the United States of America. One new Del Frisco’s Grille location opened during the 12 weeks ended September 4, 2012 in Washington, D.C.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the 12 and 36 weeks ended September 4, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 2012. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 27, 2011 filed as part of the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-179141), which was declared effective on July 26, 2012.

The 2011 financial statements included herein have been restated to reflect the correction of immaterial errors as disclosed in the Company’s Registration Statement. The corrections principally related to straight-line rent and income taxes. The cumulative impact was not material to the 2011 financial statements.

On June 30, 2012, the Company closed it Dallas Sullivan’s location and on July 2, 2012, the Company completed the sale of the real property to a third party. The Company determined that this closure met the criteria for classification as discontinued operations. See Note 11.

The Company operates on a 52- or 53-week fiscal year ending the last Tuesday in December. The fiscal quarters ended September 4, 2012 and September 6, 2011 each contained 12 weeks and are referred to herein as the third quarter of fiscal year 2012 and the third quarter of fiscal year 2011, respectively. Fiscal year 2012 and fiscal year 2011 are both 52-week fiscal years.

Recent Accounting Literature

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2012-02, Intangibles—Goodwill and Other (Topic 350), Testing Indefinite Lived Intangible Assets for Impairment. This ASU simplifies the guidance for impairment testing of indefinite-lived intangible assets other than goodwill and gives companies the option to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Companies electing to perform a qualitative assessment are no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. This update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012; however, early adoption is permitted. The Company does not believe adoption of this new guidance will have a significant impact on our consolidated financial statements.

2.	INITIAL PUBLIC OFFERING

On July 26, 2012, the Company priced a $75.4 million initial public offering (“IPO”) of 5.8 million shares of common stock at $13.00 per share. On July 27, 2012, the Company’s common stock began trading on the NASDAQ Global Select Market under the ticker symbol “DFRG.” Upon the August 1, 2012 closing of the IPO, the Company received net proceeds of approximately $70.1 million, reflecting approximately $5.3 million of underwriting discounts and commissions. Additionally, the Company incurred approximately $3.7 million in offering costs that reduced the net proceeds available to additional paid in capital. At the completion of the IPO, an entity controlled by Lone Star Fund V (U.S.) L.P. (together with its affiliates, but excluding the Company and other companies that it or they own or control as a result of their investment activities, “Lone Star Fund”) owned approximately 18.0 million shares of common stock, or approximately 75.6% of the Company’s outstanding shares.

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

The Company used a portion of the net proceeds from the IPO to repay $61.0 million of amounts outstanding under its credit facility on August 1, 2012. In addition, the Company used $3.0 million of the net proceeds to make a one-time payment to Lone Star Fund in consideration for the termination of an asset advisory agreement upon consummation of the IPO, which is reflected as an operating expense in the condensed consolidated statements of comprehensive income. The remainder of the net proceeds will be used for working capital and other general corporate purposes. In conjunction with the repayment of amounts outstanding under the credit facility, the Company wrote-off approximately $1.6 million in unamortized debt issuance costs in the third quarter of fiscal 2012.

3.	NET INCOME PER SHARE

Basic earnings per share (“EPS”) data is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted earnings per share for the 12 and 36 weeks ending September 4, 2012 excludes stock options of 745,000, which were outstanding during the period but were anti-dilutive. At September 6, 2011, there were no outstanding stock options or other dilutive securities and therefore they were not included in the dilutive calculation.

(all information in thousands, except per share data)

	12 Weeks Ending		36 Weeks Ending
	September 4, 2012	September 6, 2011	September 4, 2012	September 6, 2011
Income (loss) from continuing operations	$(1,794)	$(921)	$6,732	$2,901
Discontinued operations, net of income tax benefit	(628)	(915)	(543)	(959)

Net income (loss)	$(2,422)	$(1,836)	$6,189	$1,942

Shares:
Weighted average number of common shares outstanding (1)	20,825,619	17,994,667	18,938,318	17,994,667
Dilutive shares	—	—	—	—

Total Diluted Shares	20,825,619	17,994,667	18,938,318	17,994,667

Basic and diluted income (loss) per common share:
Continuing operations	$(0.09)	$(0.05)	$0.36	$0.16
Discontinued operations	(0.03)	(0.05)	(0.03)	(0.05)

Basic and diluted income (loss) per share	$(0.12)	$(0.10)	$0.33	$0.11

(1)	The weighted average number of shares of common stock outstanding reflects the effect of the Conversion. (See Note 2).

4.	STOCK-BASED EMPLOYEE COMPENSATION

2012 Long-Term Equity Incentive Plan

In connection with the IPO, the Company adopted the Del Frisco’s Restaurant Group, Inc. 2012 Long-Term Equity Incentive Plan (the “2012 Plan”), which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable at various periods ranging from one to four years from date of grant. The 2012 Plan has 2,232,800 shares authorized for issuance under the plan. There are 745,000 shares of common stock issuable upon exercise of currently outstanding options at September 4, 2012, and 1,487,800 shares available for future grants.

The Company recorded $103,000 in total stock option compensation cost during the period ended September 4, 2012 which was expensed primarily in general and administrative costs.

The following table summarizes stock option activity during the period ended September 4, 2012:

September 4, 2012
	Shares	Weighted average exercise price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Outstanding at beginning of year	—	—
Granted	745,000	$13.00
Exercised	—	—
Forfeited	—	—

Outstanding at end of period	745,000	$13.00	9.9 years	$1,058

Options exercisable at end of period	—	$—	—	$—

As of September 4, 2012, there was $3.5 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a period of approximately 3.9 years.

The grant-date per share fair value of options granted was $4.82. The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 0.58%, no expected dividend yield, volatility of 40.21%, and an expected option life of 5.4 years. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award. The assumptions above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. The expected term of options granted is based on a representative peer group with similar employee groups and expected behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury constant maturities rate in effect at the time of grant. The Company utilized a weighted rate for expected volatility based on a representative peer group with a similar expected term of options granted. Outstanding options granted under the Company’s 2012 Equity Incentive Plan are subject to a four year vesting period and have a ten year maximum contractual term.

In addition, the Company is required to estimate the expected forfeiture rate and only recognizes expense for those shares expected to vest. If the actual forfeiture rate is materially different from the Company’s estimate, the share-based compensation expense could be materially different.

5.	RELATED PARTY TRANSACTIONS

In connection with the IPO, certain executives of the Company earned transaction bonuses of approximately $1.5 million. These bonuses were earned under a letter agreement, as amended, with LSF5 Wagon Holdings, LLC, an affiliate of Lone Star Fund (“Wagon”), in which certain executives of the Company were eligible to receive a transaction bonus upon the occurrence of an eligible transaction. Wagon is responsible to fund the transaction bonus. As this bonus was contingent upon employment with the Company, the Company is required to record the expense of these bonuses and recognized the funding by Wagon as additional paid in capital. The $1.5 million was recorded as an expense to the Company and capital contribution by Wagon in the third quarter of fiscal 2012. Subsequent to the end of the third quarter of fiscal 2012, Wagon contributed approximately $1.5 million which was used by the Company to pay these bonuses.

Upon completion of the IPO, the Company entered into a Transition Services Agreement with an affiliate of Lone Star Fund to provide certain limited support services, including legal and risk management, until the Company can complete transition of these functions to internal or third-party resources. General and administrative expenses include charges of approximately $24,000 for these services for the 12 and 36 weeks ended September 4, 2012.

6.	LONG-TERM DEBT

Long-term debt at September 4, 2012 and December 27, 2011 consisted of the following (in thousands):

	September 4, 2012	December 27, 2011
Term loan	$—	$70,000
Revolving credit facility	—	—

	—	70,000
Less current maturities	—	—

	$—	$70,000

On July 29, 2011, the Company terminated its prior credit facility and replaced it with the 2011 credit facility that provided for a five-year term loan of $70.0 million and a five-year revolving credit facility of up to $10.0 million. Borrowings under the 2011 credit facility bear interest at a rate between LIBOR plus 4.75% and LIBOR plus 5.75%, depending on the Company’s leverage ratio (6.75% at December 27, 2011.) Interest is payable quarterly. Principal payments are due in quarterly payments of $875,000 commencing September 30, 2013 with the balance due July 29, 2016. Mandatory prepayments may be required in certain circumstances described in the credit agreement. The Company is required to pay a commitment fee equal to 0.50% per annum on the available but unused revolving loan facility. The credit facility is secured by substantially all of the Company’s assets. The 2011 credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA, as defined in the credit agreement, a minimum amount of EBITDA plus corporate general and administrative expenses, a minimum ratio of EBITDA plus certain non-recurring items to fixed charges (including consolidated capital expenses) and a minimum level of liquidity, as defined in the credit agreement. The 2011 credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, changes of control, the incurrence of indebtedness and providing financing or other transactions with affiliates. The Company was in compliance with all of the debt covenants as of September 4, 2012 and December 27, 2011. As of September 4, 2012, the Company had repaid all remaining balances outstanding on the term loan resulting in no outstanding balances on either the term loan or the revolving credit facility. Under the terms of the facility, the full payoff of both the term loan and the revolving credit facility effectively terminated the facility as of September 4, 2012. See Note 12 for further discussion of the termination of the 2011 credit facility.

The Company entered into its prior credit facility on July 9, 2007 with a bank syndicate, and on October 5, 2009, the Company amended this credit facility. The amended facility provided for term loans of approximately $106.0 million and up to an aggregate of $16.0 million in revolving commitments, which could be used as lines of credit or letters of credit. Principal was payable in quarterly installments of $750,000 beginning December 29, 2009, with a final balloon payment due in July 2014. In addition, the Company was required to make additional principal payments of up to 100% of excess cash flows, as defined in the amended credit agreement, until the outstanding combined principal balance was less than or equal to $75.0 million, at which time the Company was required to make additional principal payments of up to 80% of excess cash flows. Amounts available under the revolving commitments were permanently reduced in consecutive quarterly installments of $250,000, commencing March 23, 2010. The amendment also increased the interest rates payable by the Company. Interest was payable at a rate that was determinable by the Company to equal either (i) a base rate, as defined in the amended credit agreement, or (ii) a eurodollar rate, as defined in the amended credit agreement, plus an additional 5.5% to 8.0% depending on the senior debt rating of the Company and the outstanding combined principal balance of the loans. In addition, the Company was required to pay a commitment fee equal to 0.75% per annum on the available but unused revolving loan facility. The amendment reduced the existing financial covenant requirements to three, including an interest coverage ratio, an adjusted debt leverage ratio and a minimum EBITDAR requirement. The amendment also placed additional limitations on the amount of new restaurant capital expenditures the Company could invest.

7.	INCOME TAXES

The effective income tax benefit rate was 44.0% and 6.3% in the 12 weeks ended September 4, 2012 and September 6, 2011, respectively. The effective income tax rate was 29.1% and 34.1% in the 36 weeks ended September 4, 2012 and September 6, 2011, respectively. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses. The decrease in the effective tax rate for the 36 weeks ending September 4, 2012 is primarily attributable to the impact of certain discrete transactions in the third quarter of fiscal 2012, including the asset advisory agreement termination fee and the deductions related to the IPO transaction bonuses described in Note 5, which reduced income before income taxes and increased the impacts of the FICA tip and other credits.

8.	FAIR VALUE MEASUREMENT

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis at September 4, 2012 and December 27, 2011 (in thousands):

	Fair Value Measurements
	Level	September 4, 2012	December 27, 2011
Deferred compensation plan investments	2	$7,321	$6,159
Deferred compensation plan liabilities	2	$(7,907)	$(7,023)

The following table presents our non-financial assets measured at fair value on a non-recurring basis at September 4, 2012 and December 27, 2011 (in thousands). These assets related to the Dallas Sullivan’s restaurant that was sold during the third quarter of 2012. See Note 11 for further discussion of discontinued operations associated with this sale.

	Fair Value Measurements
	Level	September 4, 2012	December 27, 2011
Long-lived assets held for sale	2	—	$1,850

There were no transfers among levels within the fair-value hierarchy during the first three quarters of fiscal 2012 and fiscal 2011. The carrying value of the Company’s cash and cash equivalents, restricted cash, and accounts payable approximate fair value because of their short term nature.

9.	SEGMENT REPORTING

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

The following table presents information about reportable segments for the 12 and 36 weeks ending September 4, 2012 and September 6, 2011 and as of September 4, 2012 and September 6, 2011. (in thousands):

	12 Weeks Ending September 4, 2012
	Del Frisco’s	Sullivan’s	Other	Corporate	Consolidated
Revenues	$25,188	$17,174	$5,525	$—	$47,887
Restaurant-level EBITDA	6,801	2,535	731	—	10,067
Capital expenditures	3,282	477	3,122	160	7,041
Property and equipment	61,042	41,470	21,734	1,365	125,611

	12 Weeks Ending September 6, 2011
	Del Frisco’s	Sullivan’s	Other	Corporate	Consolidated
Revenues	$23,974	$16,948	$351	$—	$41,273
Restaurant-level EBITDA	6,279	2,687	(82)	—	8,884
Capital expenditures	717	741	2,708	107	4,273
Property and equipment	55,833	39,701	6,071	1,029	102,634

	36 Weeks Ending September 4, 2012
	Del Frisco’s	Sullivan’s	Other	Corporate	Consolidated
Revenues	$81,288	$56,468	$13,809	$—	$151,565
Restaurant-level EBITDA	22,891	10,338	2,769	—	35,998
Capital expenditures	4,623	2,781	11,763	308	19,475
Property and equipment	61,042	41,470	21,734	1,365	125,611

	36 Weeks Ending September 6, 2011
	Del Frisco’s	Sullivan’s	Other	Corporate	Consolidated
Revenues	$71,282	$55,112	$351	$—	$126,745
Restaurant-level EBITDA	19,431	9,501	(82)	—	28,850
Capital expenditures	6,191	1,240	6,028	391	13,850
Property and equipment	55,833	39,701	6,071	1,029	102,634

In addition to using consolidated results in evaluating the Company’s performance and allocating its resources, the Company’s chief operating decision maker uses restaurant-level EBITDA, which is not a measure defined by GAAP. The Company defines restaurant-level EBITDA as operating income before pre-opening costs, general and administrative expenses, management and accounting fees paid to related party, impairment charges, and depreciation and amortization. Pre-opening costs are excluded because they vary in timing and magnitude and are not related to the health of ongoing operations. General and administrative expenses and management and accounting fees paid to related party are only included in the Company’s consolidated financial results as they are generally not specifically identifiable to individual operating segments as these costs relate to supporting all of the restaurant operations of the Company and the extension of the Company’s concepts into new markets. Depreciation and amortization is excluded because it is not an ongoing controllable cash expense and it is not related to the health of ongoing operations. Property and equipment is the only balance sheet measure used by the Company’s chief operating decision maker in allocating resources. See table below (in thousands) for a reconciliation of restaurant-level EBITDA to operating income from continuing operations.

	12 Weeks Ended		36 Weeks Ended
	September 4, 2012	September 6, 2011	September 4, 2012	September 6, 2011
Restaurant-level EBITDA	$10,067	$8,884	$35,998	$28,850
Less pre-opening costs	1,129	871	2,031	2,177
Less general and administrative	3,292	2,450	8,692	7,511
Less management and accounting fees paid to related party	56	713	1,252	2,366
Less asset advisory agreement termination fee	3,000	—	3,000	—
Less initial public offering transaction bonuses	1,462	—	1,462	—
Less depreciation and amortization	2,051	1,655	5,622	4,674

Operating income (loss)	$(923)	$3,195	$13,939	$12,122

10.	COMMITMENTS AND CONTINGENCIES

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

Prior to the acquisition of the Company by Lone Star Fund, the Company guaranteed certain lease payments of related parties in connection with the leasing of real estate for restaurant locations. As of December 27, 2011 and September 4, 2012, the Company was responsible as guarantor for five of these leases. The leases expire at various times through 2016. These guarantees will require payment by the Company only in an event of default by the related party where it is unable to make the required lease payments. Management believes that any future payments required under these guarantees will not be significant. At December 27, 2011 and September 4, 2012 the maximum potential amount of future lease payments the Company could be required to make as a result of the guarantees was approximately $2.5 million and $2.1 million, respectively.

At December 27, 2011 and September 4, 2012, the Company had outstanding letters of credit of $976,000, which were collateralized by restricted cash. The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions.

11.	DISCONTINUED OPERATIONS

On June 30, 2012, the Company closed its Dallas Sullivan’s location and on July 2, 2012, the Company completed the sale of the real property to a third party. The real property sold for approximately $1.7 million, net of selling related expenses, which approximated its carrying value. In connection with the closure and sale of this restaurant, the Company allocated approximately $740,000 in goodwill from the Sullivan’s reporting unit to this restaurant to determine the loss on the disposition. After this allocation, the total loss on the sale of this property was approximately $470,000, net of tax. The Company previously recognized a non-cash asset impairment charge of $1,400,000 associated with this restaurant during the third quarter of fiscal 2011.

The Company determined that this closure met the criteria for classification as discontinued operations. As a result, all historical operating results as well as the loss on the sale of this property are reflected within discontinued operations in the condensed consolidated statements of comprehensive income (loss) for all periods presented. Loss from discontinued operations, net of tax is comprised of the following for the 12 and 36 weeks ending September 4, 2012 and September 6, 2011:

	12 Weeks Ending		36 Weeks Ending
	September 4, 2012	September 6, 2011	September 4, 2012	September 6, 2011
Revenues	$182	$645	$1,505	$2,013

Loss before income tax	(844)	(1,390)	(805)	(1,316)
Income tax benefit	216	475	262	357

Loss from discontinued operations, net of income tax benefit	$(628)	$(915)	$(543)	$(959)

12.	SUBSEQUENT EVENTS

On September 26, 2012, the Company terminated its 2011 credit facility and on October 15, 2012 entered into a new credit facility that provides for a three-year unsecured revolving credit facility of up to $25.0 million. Borrowings under the new credit facility will bear interest at a rate of LIBOR plus 1.50%. The Company is required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving loan facility. The credit facility is guaranteed by certain subsidiaries of the Company. The new credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA, as defined in the credit agreement, and minimum fixed charge coverage, as defined in the credit agreement. The new credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, changes of control, the incurrence of indebtedness and providing financing or other transactions with affiliates.

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

Overview

Del Frisco’s Restaurant Group develops, owns and operates three contemporary, high-end, complementary restaurants: Del Frisco’s Double Eagle Steak House, or Del Frisco’s, Sullivan’s Steakhouse, or Sullivan’s, and Del Frisco’s Grille, or the Grille. We currently operate 33 restaurants in 19 states. Of the 32 restaurants we operated as of the end of the period covered by this report, there are nine Del Frisco’s restaurants, 19 Sullivan’s restaurants and four Grille restaurants. During the third fiscal quarter of 2012 we opened one new Grille location in Washington, D.C.

Subsequent to the end of the third quarter we opened a Grille location in Atlanta, GA on October 13, 2012. We anticipate opening a Del Frisco’s location in Chicago, Illinois in December 2012.

On June 30, 2012, the Company closed it Dallas Sullivan’s location and on July 2, 2012, the Company completed the sale of the real property to a third party. The Company determined that this closure met the criteria for classification as discontinued operations. Therefore, the results of operations discussed below exclude the results of this location. See Note 11 Discontinued Operations to the condensed consolidated financial statements for further discussion.

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

Performance Indicators. We use the following key metrics in evaluating the performance of our restaurants:

•

Comparable Restaurant Sales. We consider a restaurant to be comparable during the first full fiscal period following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 26 and 27 restaurants at September 6, 2011 and September 4, 2012, respectively.

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

•

Restaurant-Level EBITDA Margin. Restaurant-level EBITDA margin represents net income before interest, taxes and depreciation and amortization plus the sum of certain non-operating expenses, including pre-opening costs, management fees and expenses and general and administrative expenses, as a percentage of our revenues. By monitoring and controlling our restaurant-level EBITDA margins, we can gauge the overall profitability of our core restaurant operations. See Note 9, Segment Reporting in the notes to our condensed consolidated financial statements for additional information on restaurant-level EBITDA margin.

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

Results of Operations

The following table shows our operating results (in thousands), as well as our operating results as a percentage of revenues, for the 12 and 36 weeks ending September 4, 2012 and September 6, 2011.

	12 Weeks Ending				36 Weeks Ending
	September 4, 2012		September 6, 2011		September 4, 2012		September 6, 2011
Revenues	$47,887	100.0%	$41,273	100.0%	$151,565	100.0%	$126,745	100.0%

Costs and expenses:
Costs of sales	14,526	30.3%	12,454	30.2%	46,489	30.7%	38,800	30.6%
Restaurant operating expenses	22,167	46.3%	18,952	45.9%	65,945	43.5%	56,469	44.6%
Marketing and advertising costs	1,127	2.3%	983	2.4%	3,133	2.1%	2,626	2.1%
Pre-opening costs	1,129	2.4%	871	2.1%	2,031	1.4%	2,177	1.7%
General and administrative	3,292	6.9%	2,450	6.0%	8,692	5.7%	7,511	5.9%
Management and accounting fees paid to related party	56	0.1%	713	1.7%	1,252	0.8%	2,366	1.9%
Asset advisory agreement termination fee	3,000	6.3%	—	0.0%	3,000	2.0%	—	0.0%
Initial public offering transaction bonuses	1,462	3.0%	—	—	1,462	1.0%	—	—
Depreciation and amortization	2,051	4.3%	1,655	4.0%	5,622	3.7%	4,674	3.7%

Operating income (loss)	(923)	-1.9%	3,195	7.7%	13,939	9.1%	12,122	9.5%

Other income (expense), net:
Interest expense	(619)	-1.3%	(1,489)	-3.6%	(2,847)	-1.9%	(4,946)	-3.9%
Write-off of debt issuance costs	(1,649)	-3.4%	(2,501)	-6.0%	(1,649)	-1.1%	(2,501)	-2.0%
Other	(14)	-0.1%	(188)	-0.5%	51	0.1%	(274)	-0.2%

Income (loss) from continuing operations before income taxes	(3,205)	-6.7%	(983)	-2.4%	9,494	6.2%	4,401	3.4%

Income tax expense	(1,411)	-3.0%	(62)	-0.2%	2,762	1.8%	1,500	1.2%

Net income (loss) from continuing operations	$(1,794)	-3.7%	$(921)	-2.2%	$6,732	4.4%	$2,901	2.2%

Fiscal Quarter Ending September 4, 2012 (12 weeks) Compared to the Fiscal Quarter Ended September 6, 2011 (12 weeks)

The following tables show our operating results (in thousands), as well as our operating results as a percentage of revenues, for the 12 weeks ending September 4, 2012 and September 6, 2011.

	12 Weeks Ending September 4, 2012
	Del Frisco’s		Sullivan’s		Other		Consolidated
Revenues	$25,188	100.0%	$17,174	100.0%	$5,525	100.0%	$47,887	100.0%
Costs and expenses:
Cost of sales	7,795	30.9%	5,206	30.3%	1,525	27.6%	14,526	30.3%
Restaurant operating expenses	10,161	40.3%	8,833	51.4%	3,173	57.4%	22,167	46.3%
Marketing and advertising costs	431	1.7%	600	3.5%	96	1.7%	1,127	2.3%

Restaurant-level EBITDA	6,801	27.0%	2,535	14.8%	731	13.2%	10,067	21.1%

Pre-opening costs							1,129	2.4%
General and administrative							3,292	6.9%
Management and accounting fees paid to related party							56	0.1%
Asset advisory agreement termination fee							3,000	6.3%
Initial public offering transaction bonuses							1,462	3.0%
Depreciation and amortization							2,051	4.3%

Operating Income (loss)							$(923)	-1.9%

Restaurant operating weeks	108		228		45		381
Average unit volume	$2,799		$904		$1,473		$1,508

	12 Weeks Ending September 4, 2012, 2011
	Del Frisco’s		Sullivan’s		Other		Consolidated
Revenues	$23,974	100.0%	$16,948	100.0%	$351	100.0%	$41,273	100.0%
Costs and expenses:
Cost of sales	7,296	30.4%	5,050	29.8%	108	30.8%	12,454	30.2%
Restaurant operating expenses	9,940	41.5%	8,700	51.3%	312	88.7%	18,952	45.9%
Marketing and advertising costs	459	1.9%	511	3.0%	13	3.7%	983	2.4%

Restaurant-level EBITDA	6,279	26.2%	2,687	15.9%	(82)	-23.2%	8,884	21.5%

Pre-opening costs							871	2.1%
General and administrative							2,450	6.0%
Management and accounting fees paid to related party							713	1.7%
Depreciation and amortization							1,655	4.0%

Operating Income							$3,195	7.7%

Restaurant operating weeks	108		228		3		339
Average unit volume	$2,664		$892		$1,404		$1,461

Revenues. Consolidated revenues increased $6.6 million, or 16.0%, to $47.9 million in the third quarter of fiscal 2012 from $41.3 million in the third quarter of fiscal 2011. This increase was due in part to a 3.5% increase in total comparable restaurant sales comprised of a 1.3% increase in entrée counts and a 2.2% increase in average check. An additional $5.1 million was provided by 42 additional operating weeks resulting from four Grille openings since the beginning of the third fiscal quarter of 2011.

Del Frisco’s revenues increased $1.2 million, or 5.0%, to $25.2 million in the third quarter of fiscal 2012 from $24.0 million in the third quarter of fiscal 2011. This increase was primarily due to a 5.3% increase in total comparable restaurant sales comprised of a 2.2% increase in entrée counts and a 3.1% increase in average check. The increase in average check was impacted by combined menu price increases of approximately 2.0% implemented in December 2011 and March 2012 as well as the menu mix shifting to higher priced items and special offerings.

Sullivan’s revenues increased $0.3 million, or 1.8%, to $17.2 million in the third quarter of fiscal 2012 from $16.9 million in the third quarter of fiscal 2011. This increase was primarily due to a 1.4% increase in total comparable restaurant sales comprised of a 0.5% increase in entrée counts and a 0.9% increase in average check. The increase in average check was impacted by a menu price increase of approximately 1.5% implemented in April 2012 partially offset by menu mix shifting to lower-priced promotional offerings during the third quarter of fiscal 2012.

Cost of Sales. Consolidated cost of sales increased $2.0 million, or 16.0%, to $14.5 million in the third quarter of fiscal 2012 from $12.5 million in the third quarter of fiscal 2011. This increase was primarily due to an additional 42 operating weeks in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011 from four restaurants opened since the beginning of the third fiscal quarter of 2011. As a percentage of consolidated revenues, consolidated cost of sales increased slightly to 30.3% during the third quarter of fiscal 2012 from 30.2% in the third quarter of fiscal 2011.

As a percentage of revenues, Del Frisco’s cost of sales increased to 30.9% during the third quarter of fiscal 2012 from 30.4% in the third quarter of fiscal 2011. This increase in cost of sales, as a percentage of revenues, was primarily due to higher protein costs, primarily for our prime beef, accounting for approximately 70% of the increase, and wine, accounting for approximately 15% of the increase, which were partially offset by favorable seafood and non-protein food costs.

As a percentage of revenues, Sullivan’s cost of sales increased to 30.3% during the third quarter of fiscal 2012 from 29.8% in the third quarter of fiscal 2011. This increase in cost of sales, as a percentage of revenues, was primarily due to higher protein costs, primarily beef, accounting for approximately 75% of the increase, and wine, accounting for approximately 10% of the increase, which were partially offset by favorable seafood and non-protein food costs. These net increases as a percentage of revenue were due in part to increased utilization of our summer value promotion during the third quarter of fiscal 2012 versus the third quarter of fiscal 2011.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $3.2 million, or 16.8%, to $22.2 million in the third quarter of fiscal 2012 from $19.0 million in the third quarter of fiscal 2011. This increase was primarily due to an additional 42 operating weeks in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011 from four restaurants opened since the beginning of the third fiscal quarter of 2011. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 46.3% in the third quarter of fiscal 2012 from 45.9% in the third quarter of fiscal 2011. This increase was due primarily to the expected new-opening inefficiencies of our Del Frisco’s Grilles that opened in June and July 2012.

As a percentage of revenues, Del Frisco’s restaurant operating expenses decreased to 40.3% during the third quarter of fiscal 2012 from 41.5% in the third quarter of fiscal 2011. This decrease in restaurant operating expenses, as a percentage of revenues, was due to lower labor costs, accounting for approximately 60% of the decrease, and the leveraging of increased comparable restaurant revenues on certain fixed operating costs, accounting for approximately 40% of the decrease.

As a percentage of revenues, Sullivan’s restaurant operating expenses increased slightly to 51.4% during the third quarter of fiscal 2012 from 51.3% in the third quarter of fiscal 2011. This increase in restaurant operating expenses, as a percentage of revenues, was due to higher labor costs driven primarily by increased manager headcount and higher benefit costs, partially offset by lower operating costs resulting from focused restaurant cost management.

Marketing and Advertising Costs . Consolidated marketing and advertising costs increased $0.1 million, or 10.0%, to $1.1 million in the third quarter of fiscal 2012 from $1.0 million in the third quarter of fiscal 2011. As a percentage of consolidated revenues, consolidated marketing and advertising costs decreased slightly to 2.3% in the third quarter of fiscal 2012 from 2.4% in the third quarter of fiscal 2011.

As a percentage of revenues, Del Frisco’s marketing and advertising costs decreased to 1.7% during the third quarter of fiscal 2012 from 1.9% in the third quarter of fiscal 2011. The decrease in marketing and advertising costs, as a percentage of revenues, was primarily due to lower in-restaurant advertising expenses, accounting for approximately 70% of the decrease.

As a percentage of revenues, Sullivan’s marketing and advertising costs increased to 3.5% during the third quarter of fiscal 2012 from 3.0% in the third quarter of fiscal 2011. The increase in marketing and advertising costs, as a percentage of revenues, was primarily due to higher outside promotions, accounting for approximately 50% of the increase, and higher broadcast media advertising, accounting for approximately 45% of the increase, partially offset by reduced marketing research expenses.

Pre-opening Costs . Pre-opening costs increased by $0.2 million to $1.1 million in the third quarter of fiscal 2012 from $0.9 million in the third quarter of fiscal 2011 due to higher pre-opening costs incurred during the third quarter of fiscal 2012 related to the opening of one Del Frisco’s Grille restaurant during July 2012 and pre-opening expenses from two additional restaurants expected to open during the fourth quarter of fiscal 2012, compared to one Del Frisco’s Grille restaurant opened during August 2011. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.

General and Administrative Expenses . General and administrative expenses increased $0.8 million, or 32.0%, to $3.3 million in the third quarter of fiscal 2012 from $2.5 million in the third quarter of fiscal 2011. This increase was primarily related to additional compensation costs related to growth in the number of corporate and regional management-level personnel to support recent and anticipated growth, as well as increased management training expenses. In addition, we incurred approximately $0.3 million in public company related expenses in the third quarter of fiscal 2012, including $0.1 million in non-cash stock compensation expense. As a percentage of revenues, general and administrative expenses increased to 6.9% in the third quarter of fiscal 2012 from 6.0% in the third quarter of fiscal 2011. General and administrative expenses are expected to continue to increase as a result of costs associated with being a public company as well as costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.

Management and Accounting Fees Paid to Related Party . Management and accounting fees paid to related party decreased $0.6 million, or 85.7%, to $0.1 million in the third quarter of fiscal 2012 from $0.7 million in the third quarter of fiscal 2011. The decrease was due to a $0.6 million decrease in asset management fees paid to an affiliate of Lone Star Fund due in part to the termination of the asset advisory agreement in the third quarter of fiscal 2012.

Asset Advisory Agreement Termination Fee. In conjunction with the IPO, the Company terminated its asset advisory agreement with Lone Star Fund. Related to this termination, the Company incurred a one-time $3.0 million asset advisory agreement termination fee in the third quarter of fiscal 2012.

Initial Public Offering Transaction Bonuses. Under a letter agreement, as amended, with LSF5 Wagon Holdings, LLC, an affiliate of Lone Star Fund (“Wagon”), certain executives of the Company were eligible to receive a transaction bonus upon the occurrence of an eligible transaction. Wagon is responsible to fund the transaction bonus. As this bonus was contingent upon employment with the Company, the Company is required to record the expense of these bonuses and recognized the funding by Wagon as additional paid in capital. Associated with the completion of the IPO, the Company recorded $1.5 million in transaction bonuses under the transaction bonus agreements.

Depreciation and Amortization . Depreciation and amortization increased $0.4 million, or 23.5%, to $2.1 million in the third quarter of fiscal 2012 from $1.7 million in the third quarter of fiscal 2011. The increase in depreciation and amortization expense primarily resulted from new assets placed in service during 2011 and 2012 upon the opening of four new restaurants as well as for existing restaurants that were remodeled during 2011 and the first and second quarters of fiscal 2012.

Interest Expense. Interest expense decreased $0.9 million to $0.6 million in the third quarter of fiscal 2012 from $1.5 million in the third quarter of fiscal 2011. This decrease was due primarily to a lower average credit facility balance and a lower average interest rate under the credit facility entered into in July 2011 as compared to the prior credit facility.

Write-off of Debt Issuance Costs. Write-off of debt issuance costs decreased $0.9 million, or 36.0%, to $1.6 million in the third quarter of fiscal 2012 from $2.5 million in the third quarter of fiscal 2011. Related to the full repayment of the outstanding balance of the 2011 credit facility, we wrote off the unamortized debt issuance cost during the third quarter of fiscal 2012.

Benefit for Income Taxes. The effective income tax benefit rate was 44.0%% and 6.3% in the third quarter of fiscal 2012 and the third quarter of fiscal 2011, respectively. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses. The increase in the effective tax benefit rate is primarily attributable to the impact of certain discrete transactions in the third quarter of fiscal 2012, including the asset advisory agreement termination fee and the IPO transaction bonus deductions, which reduced income before income taxes and increased the impacts of the FICA tip and other credits.

Thirty-Six Weeks Ending September 4, 2012 Compared to the Thirty-Six Weeks Ending September 6, 2011

The following tables show our operating results (in thousands), as well as our operating results as a percentage of revenues, for the 36 weeks ending September 4, 2012 and September 6 2011.

	36 Weeks Ending September 4, 2012
	Del Frisco’s		Sullivan’s		Other		Consolidated
Revenues	$81,288	100.0%	$56,468	100.0%	$13,809	100.0%	$151,565	100.0%
Costs and expenses:
Cost of sales	25,544	31.4%	17,187	30.4%	3,758	27.2%	46,489	30.7%
Restaurant operating expenses	31,526	38.8%	27,335	48.4%	7,084	51.3%	65,945	43.5%
Marketing and advertising costs	1,327	1.6%	1,608	2.8%	198	1.4%	3,133	2.1%

Restaurant-level EBITDA	22,891	28.2%	10,338	18.3%	2,769	20.1%	35,998	23.7%

Pre-opening costs							2,031	1.4%
General and administrative							8,692	5.7%
Management and accounting fees paid to related party							1,252	0.8%
Asset advisory agreement termination fee							3,000	2.0%
Initial public offering transaction bonuses							1,462	1.0%
Depreciation and amortization							5,622	3.7%

Operating Income							$13,939	9.1%

Restaurant operating weeks	324		684		95		1,103
Average unit volume	$9,032		$2,972		$5,233		$4,947

	36 Weeks Ending September 6, 2011
	Del Frisco’s		Sullivan’s		Other		Consolidated
Revenues	$71,282	100.0%	$55,112	100.0%	$351	100.0%	$126,745	100.0%
Costs and expenses:
Cost of sales	21,827	30.6%	16,865	30.6%	108	30.8%	38,800	30.6%
Restaurant operating expenses	28,872	40.5%	27,285	49.5%	312	88.9%	56,469	44.6%
Marketing and advertising costs	1,152	1.6%	1,461	2.7%	13	3.7%	2,626	2.1%

Restaurant-level EBITDA	19,431	27.3%	9,501	17.2%	(82)	-23.4%	28,850	22.7%

Pre-opening costs							2,177	1.7%
General and administrative							7,511	5.9%
Management and accounting fees paid to related party							2,366	1.9%
Depreciation and amortization							4,674	3.7%

Operating Income							$12,122	9.5%

Restaurant operating weeks	308		684		3		995
Average unit volume	$8,332		$2,901		$4,212		$4,586

Revenues. Consolidated revenues increased $24.9 million, or 19.7%, to $151.6 million in the first three quarters of fiscal 2012 from $126.7 million in the first three quarters of fiscal 2011. This increase was due in part to a 4.9% increase in total comparable restaurant sales comprised of a 0.5% increase in entrée counts and a 4.4% increase in average check. An additional $18.1 million was provided by 108 additional operating weeks resulting from one Del Frisco’s opening in April 2011, two Grille openings in August and November 2011, and two Grille openings in June and July 2012.

Del Frisco’s revenues increased $10.0 million, or 14.0%, to $81.3 million in the first three quarters of fiscal 2012 from $71.3 million in the first three quarters of fiscal 2011. This increase was primarily due to a 6.9% increase in total comparable restaurant sales comprised of a 2.7% increase in entrée counts and a 4.2% increase in average check. The increase in average check was impacted by combined menu price increases of approximately 2.0% implemented in December 2011 and March 2012 as well as the menu mix shifting to higher priced items and special offerings. The remainder of the increase was provided by 16 additional operating weeks resulting from one Del Frisco’s opening in April 2011.

Sullivan’s revenues increased $1.4 million, or 2.5%, to $56.5 million in the first three quarters of fiscal 2012 from $55.1 million in the first three quarters of fiscal 2011. This increase was primarily due to a 2.6% increase in total comparable restaurant sales comprised of a 3.7% increase in average check partially offset by a 1.1% decrease in entrée counts. The increase in average check was impacted by menu price increases of approximately 2.0% implemented in April 2011 and 1.5% implemented in April 2012 as well as the menu mix shifting to higher priced items and special offerings.

Cost of Sales . Consolidated cost of sales increased $7.7 million, or 19.8%, to $46.5 million in the first three quarters of fiscal 2012 from $38.8 million in the first three quarters of fiscal 2011. This increase was primarily due to an additional 108 operating weeks in the first three quarters of fiscal 2012 as compared to the first three quarters of fiscal 2011 from three restaurants opened in 2011 and two restaurants opened in 2012. As a percentage of consolidated revenues, consolidated cost of sales increased slightly to 30.7% during the first three quarters of fiscal 2012 from 30.6% in the first three quarters of fiscal 2011.

As a percentage of revenues, Del Frisco’s cost of sales increased to 31.4% during the first three quarters of fiscal 2012 from 30.6% in the first three quarters of fiscal 2011. This increase in cost of sales, as a percentage of revenues, was primarily due to higher protein costs, primarily for our prime beef, accounting for approximately 80% of the increase, and wine, accounting for approximately 5% of the increase, which were partially offset by favorable non-protein food costs.

As a percentage of revenues, Sullivan’s cost of sales decreased to 30.4% during the first three quarters of fiscal 2012 from 30.6% in the first three quarters of fiscal 2011. This decrease in cost of sales, as a percentage of revenues, was due to lower non-protein food costs, accounting for approximately 55% of the decrease, and wine and beverage costs, accounting for approximately 25% of the decrease, which were partially offset by unfavorable beef costs.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $9.4 million, or 16.6%, to $65.9 million in the first three quarters of fiscal 2012 from $56.5 million in the first three quarters of fiscal 2011. This increase was primarily due to an additional 108 operating weeks in the first three quarters of fiscal 2012 as compared to the first three quarters of fiscal 2011 from three restaurants opened in 2011 and two restaurants opened in 2012. As a percentage of consolidated revenues, consolidated restaurant operating expenses decreased to 43.5% in the first three quarters of fiscal 2012 from 44.6% in the first three quarters of fiscal 2011.

As a percentage of revenues, Del Frisco’s restaurant operating expenses decreased to 38.8% during the first three quarters of fiscal 2012 from 40.5% in the first three quarters of fiscal 2011. This decrease in restaurant operating expenses, as a percentage of revenues, was due to lower labor costs, accounting for approximately 60% of the decrease, and the leveraging of increased comparable restaurant revenues on certain fixed operating costs, accounting for approximately 40% of the decrease. In addition, the second quarter of fiscal 2011 included certain expected operating expense inefficiencies from the new restaurant opening in April 2011.

As a percentage of revenues, Sullivan’s restaurant operating expenses decreased to 48.4% during the first three quarters of fiscal 2012 from 49.5% in the first three quarters of fiscal 2011. This decrease in restaurant operating expenses, as a percentage of revenues, was due to the leveraging of increased comparable restaurant revenues on certain fixed operating costs as well as focused restaurant cost management.

Marketing and Advertising Costs . Consolidated marketing and advertising costs increased $0.5 million, or 19.2%, to $3.1 million in the first three quarters of fiscal 2012 from $2.6 million in the first three quarters of fiscal 2011. As a percentage of consolidated revenues, consolidated marketing and advertising costs were consistent at 2.1% in the first three quarters of fiscal 2012 and fiscal 2011.

As a percentage of revenues, Del Frisco’s marketing and advertising costs were consistent at 1.6% during the first three quarters of fiscal 2012 and 2011. In-restaurant advertising, outside promotions, and marketing research costs were higher in 2012 than 2011, offset by decreased costs for print and broadcast advertising and public relations fees.

As a percentage of revenues, Sullivan’s marketing and advertising costs increased to 2.8% during the first three quarters of fiscal 2012 from 2.7% in the first three quarters of fiscal 2011. The increase in marketing and advertising costs, as a percentage of revenues, was primarily due to higher in-restaurant advertising expenses, accounting for approximately 15% of the increase, higher outside promotions, accounting for approximately 40% of the increase, and higher broadcast media advertising, accounting for approximately 35% of the increase, partially offset by lower market research costs and print advertising costs.

Pre-opening Costs. Pre-opening costs decreased by $0.2 million to $2.0 million in the first three quarters of fiscal 2012 from $2.2 million in the first three quarters of fiscal 2011 due to higher pre-opening costs incurred during the first three quarters of fiscal 2011 related to the opening of one Del Frisco’s and one Del Frisco’s Grille compared to two Del Frisco’s Grille openings during the first three quarters of fiscal 2012.

General and Administrative Expenses. General and administrative expenses increased $1.2 million, or 16.0%, to $8.7 million in the first three quarters of fiscal 2012 from $7.5 million in the first three quarters of fiscal 2011. Of this increase, $0.8 million was due to compensation costs related to growth in the number of corporate and regional management-level personnel to support recent and anticipated growth and $0.3 million was due to higher professional fees. In addition, we incurred approximately $0.3 million in public company related expenses, including $0.1 million in non-cash stock compensation expense. This increase was partially offset by $0.3 million in one time employee severance costs incurred in the second quarter of fiscal 2011. As a percentage of revenues, general and administrative expenses decreased to 5.7% in the first three quarters of fiscal 2012 from 5.9% in the first three quarters of fiscal 2011.

Management and Accounting Fees Paid to Related Party. Management and accounting fees paid to related party decreased $1.1 million, or 45.8%, to $1.3 million in the first three quarters of fiscal 2012 from $2.4 million in the first three quarters of fiscal 2011. The decrease was due to a $0.8 million decrease in asset management fees paid to an affiliate of Lone Star Fund, due in part to the termination of the asset advisory agreement in the third quarter of fiscal 2012, and a $0.3 million decrease in fees paid to an affiliate of Lone Star Fund who provided certain shared services to us and other unaffiliated companies owned by Lone Star Fund, to which a transition fee was paid in the first quarter of fiscal 2011.

Asset Advisory Agreement Termination Fee. In conjunction with the IPO, the Company terminated its asset advisory agreement with Lone Star Fund. Related to this termination, the Company incurred a one-time $3.0 million asset advisory agreement termination fee in the third quarter of fiscal 2012.

Initial Public Offering Transaction Bonuses. Under a letter agreement, as amended, with LSF5 Wagon Holdings, LLC, an affiliate of Lone Star Fund (“Wagon”), certain executives of the Company were eligible to receive a transaction bonus upon the occurrence of an eligible transaction. Wagon is responsible to fund the transaction bonus. As this bonus was contingent upon employment with the Company, the Company is required to record the expense of these bonuses and recognized the funding by Wagon as additional paid in capital. Associated with the completion of the IPO, the Company recorded $1.5 million in transaction bonuses under the transaction bonus agreements.

Depreciation and Amortization. Depreciation and amortization increased $0.9 million, or 19.1%, to $5.6 million in the first three quarters of fiscal 2012 from $4.7 million in the first three quarters of fiscal 2011. The increase in depreciation and amortization expense primarily resulted from new assets placed in service during 2011 and 2012 upon the opening of five new restaurants as well as for existing restaurants that were remodeled during 2011 and the first three quarters of fiscal 2012.

Interest Expense. Interest expense decreased $2.1 million to $2.8 million in the first three quarters of fiscal 2012 from $4.9 million in the first three quarters of fiscal 2011. This decrease was due primarily to a lower average credit facility balance and a lower average interest rate under the new credit facility entered into in July 2011 as compared to the prior credit facility.

Write-off of Debt Issuance Costs. Write-off of debt issuance costs decreased $0.9 million, or 36.0%, to $1.6 million in the first three quarters of fiscal 2012 from $2.5 million in the first three quarters of fiscal 2011.

Provision for Income Taxes. The effective income tax rate was 29.1% and 34.1% in the first three quarters of fiscal 2012 and the first three quarters of fiscal 2011, respectively. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, state income taxes and certain non-deductible expenses. The decrease in the effective tax rate is primarily attributable to the impact of certain discrete transactions in the third quarter of fiscal 2012, including the asset advisory agreement termination fee and the IPO transaction bonus deductions, which reduced income before income taxes and increased the impacts of the FICA tip and other credits.

Liquidity and Capital Resources

We expect to finance our operations for at least the next several years, including costs of opening currently planned new restaurants, through cash provided by operations and borrowings available under our credit facility. We cannot be sure that these sources will be sufficient to finance our operations, and we may seek additional financing in the future. As of September 4, 2012, we had cash and cash equivalents of approximately $5.8 million.

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

The following table presents a summary of our cash flows for the 36 weeks ending September 4, 2012 and September 6, 2011 (in thousands):

	36 Weeks Ending
	September 4, 2012	September 6, 2011
Net cash provided by operating activities	$13,470	$10,832
Net cash used in investing activities	(19,111)	(695)
Net cash used in financing activities	(2,722)	(10,215)

Net decrease in cash and cash equivalents	$(8,363)	$(78)

Operating Activities. Cash flows provided by operating activities was $13.5 million for the 36 weeks ended September 4, 2012, consisting primarily of net income of $6.2 million, adjustments for depreciation, amortization and other non-cash charges totaling $8.6 million, and a net increase in cash of $2.5 million resulting from a decrease other current assets and an increase in other liabilities. These cash inflows were partially offset by decreases in accounts payable and income taxes payable of $3.8 million. Cash flows provided by operating activities was $10.8 million for the 36 weeks ended September 6, 2011, consisting primarily of net income of $1.9 million, adjustments for depreciation, amortization and other non-cash charges totaling $9.1 million, and a net increase in cash of $5.8 million resulting from a decrease in other current assets and increases in accounts payable and income taxes payable. These cash inflows were partially offset by a decrease of $3.3 million in net deferred income taxes, increases in restricted cash and inventory totaling $1.7 million, and a decrease of $1.0 million in other liabilities.

Investing Activities. Net cash used in investing activities for the 36 weeks ended September 4, 2012 was $19.1 million, consisting primarily of purchases of property and equipment of $19.5 million, partially offset by proceeds from the sale of the Dallas Sullivan’s restaurant property. These purchases primarily related to construction of two Grille restaurants opened during the period, one Grille restaurant and one Del Frisco’s restaurant in progress and scheduled to open in the fourth quarter of fiscal 2012, and remodel activity of existing restaurants. Net cash used in investing activities for the 36 weeks ended September 6, 2011 was $0.7 million, consisting primarily of net proceeds of $13.2 million received from the sale and leaseback of two restaurant properties during the period offset by purchases of property and equipment of $13.9 million, primarily related to construction of a new Del Frisco’s restaurant and a new Grille opened during the period.

Financing Activities . Net cash used in financing activities for the 36 weeks ended September 4, 2012 was $2.7 million, consisting of net proceeds from the issuance of common stock in the IPO, net of underwriter fees and issuance costs, of $67.3 million, offset by principal payments of $70.0 million made on our credit facility. Net cash used in financing activities for the 36 weeks ended September 6, 2011 was $10.2 million consisting primarily of $11.9 million in principal payments made on our prior credit facility prior to its termination in July 2011, in addition to the payment of $2.0 million in loan costs associated with entering into the 2011 credit facility. These payments were partially offset by $4.1 million in incremental financing under the 2011 credit facility over the prior credit facility.

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

Credit Facility. We entered into the 2011 credit facility in July 2011 and terminated our prior credit facility that consisted of a seven-year $110 million term loan and six-year revolving credit facility of up to $20.0 million. The 2011 credit facility provided for a five-year term loan of $70.0 million and a five-year revolving credit facility of up to $10.0 million. We used the net proceeds of the borrowings under the 2011 credit facility to retire our prior credit facility, which at the time we entered into the 2011 credit facility had a balance of approximately $67.0 million. The remaining proceeds were used to pay related fees and expenses and for working capital. We repaid $61.0 million of the 2011 credit facility on August 1, 2012 with proceeds from the IPO, and on September 4, 2012 we repaid the remaining $500,000 outstanding under the 2011credit facility. We expensed approximately $1.6 million of deferred loan costs in connection with the repayment during the third quarter of fiscal 2012. As discussed below, we terminated this facility in the fourth quarter of fiscal 2012 and entered into a new credit facility.

Borrowings under the 2011 credit facility accrued interest at a rate between LIBOR plus 4.75% and LIBOR plus 5.75%, depending on our leverage ratio. Our obligations under the 2011 credit facility were guaranteed by each of our existing and future subsidiaries and were secured by substantially all of our assets and the capital stock of our subsidiaries.

The 2011 credit facility contained various financial covenants, including a maximum ratio of total indebtedness to EBITDA, a minimum amount of EBITDA plus corporate general and administrative expenses, a minimum ratio of EBITDA plus certain non-recurring items to fixed charges (including consolidated capital expenses) and a minimum level of liquidity. Specifically, these covenants require that we have a fixed charge coverage ratio of greater than 1.50, a leverage ratio of less than 3.25, consolidated liquidity of greater than or equal to $3.0 million and adjusted restaurant-level EBITDA (as defined in the 2011 credit facility on a rolling four fiscal quarter basis) of greater than or equal to $30.0 million. As of September 4, 2012, we were in compliance with each of these tests. The 2011 credit facility also contained customary events of default. We were in compliance with all of our debt covenants as of September 4, 2012.

On September 26, 2012, we terminated the 2011 credit facility and on October 15, 2012 entered into a new credit facility that provides for a three-year unsecured revolving credit facility of up to $25.0 million. Borrowings under the new credit facility bear interest at a rate of LIBOR plus 1.50%. We are required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving loan facility. The credit facility is guaranteed by significant subsidiaries of the Company. The new credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA, as defined in the credit agreement, and minimum fixed charge coverage, as defined in the credit agreement. The new credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, changes of control, the incurrence of indebtedness and providing financing or other transactions with affiliates.

We believe that net cash provided by operating activities and available borrowings under our credit facility will be sufficient to fund currently anticipated working capital, planned capital expenditures and debt service requirements for the next 24 months. We regularly review acquisitions and other strategic opportunities, which may require additional debt or equity financing. We currently do not have any pending agreements or understandings with respect to any acquisition or other strategic opportunities.

Initial Public Offering

On July 26, 2012, we priced a $75.4 million IPO of 5.8 million shares of common stock at $13.00 per share. Upon the August 1, 2012 closing of the IPO, we received net proceeds of approximately $70.1 million, reflecting approximately $5.3 million of underwriting discounts and commissions. Additionally, we incurred approximately $3.7 million in offering costs that reduced the net proceeds available to additional paid in capital. At the completion of the IPO, an entity controlled by Lone Star Fund owned approximately 18.0 million shares of common stock, or approximately 75.6% of our outstanding shares.

Prior to the IPO closing, we converted from a limited liability company to a corporation and in connection therewith, our then-outstanding membership interests were converted into approximately 18.0 million shares of common stock. At August 1, 2012, the closing date of the IPO, we had a total of approximately 23.8 million shares of common stock issued and outstanding.

We used a portion of the net proceeds from the IPO to repay $61.0 million of amounts outstanding under our credit facility on August 1, 2012. In addition, we used $3.0 million of the net proceeds to make a one-time payment to Lone Star Fund in consideration for the termination of an asset advisory agreement upon consummation of the IPO. We will use the remainder of the net proceeds for working capital and other general corporate purposes. In conjunction with the repayment of amounts outstanding under the credit facility, we wrote-off approximately $1.6 million in unamortized debt issuance costs in the third quarter of fiscal 2012.

In connection with the IPO, we adopted the 2012 Long-Term Incentive Plan which provides for the issuance of up to 2,232,800 shares of common stock. We granted options to purchase 745,000 shares to our officers, employees and certain director nominees under this plan at the time of the pricing of the IPO with an exercise price equal to $13.00, the IPO price.

Off-Balance Sheet Arrangements

Prior to the acquisition of Lone Star Steakhouse & Saloon, Inc. by Lone Star Fund, our predecessor guaranteed lease payments of certain non-Del Frisco’s Restaurant Group restaurants in connection with the leasing of real estate for these locations. As of September 4, 2012, we continue to be a guarantor for five of these leases. The leases expire at various times through 2016. These guarantees would require payment by us only in an event of default by the non-Del Frisco’s Restaurant Group tenant where it failed to make the required lease payments or perform other obligations under a lease. We believe that the likelihood is remote that material payments will be required under these guarantees. At September 4, 2012, the maximum potential amount of future lease payments we could be required to make as a result of the guarantees was $2.1 million.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2012-02, Intangibles—Goodwill and Other (Topic 350), Testing Indefinite Lived Intangible Assets for Impairment. This ASU simplifies the guidance for impairment testing of indefinite-lived intangible assets other than goodwill and gives companies the option to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Companies electing to perform a qualitative assessment are no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. This update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012; however, early adoption is permitted. We do not believe adoption of this new guidance will have a significant impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings available under our credit facility, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. Holding other variables constant, such as debt levels, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $10,000 per $1.0 million outstanding.

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

Evaluation of Disclosure Controls and Procedure

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

There have been no material changes from our risk factors as previously reported in the Registration Statement.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

10.1	Loan Agreement, dated as of October 15, 2012, by and among Del Frisco’s Restaurant Group, Inc., certain subsidiaries as guarantors, and JP Morgan Chase Bank N.A.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 16, 2012

Del Frisco’s Restaurant Group, Inc.

By:	/s/ Mark S. Mednansky
Mark S. Mednansky
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Thomas J. Pennison, Jr.
Thomas J. Pennison, Jr.
Chief Financial Officer,
(Principal Financial Officer)