Form 10-K
period 2012-12-25
Del Frisco's Restaurant Group, Inc.
filed 2013-02-26
CIK 1415301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 001-35611

Del Frisco’s Restaurant Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8453116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

930 S. Kimball Ave., Suite 100, Southlake, TX	76092
(Address of principal executive offices)	(Zip code)

(817) 601-3421

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

According to the records of the registrant’s registrar and transfer agent, as of February 22, 2013, the latest practicable date, 23,794,667 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding. The aggregate market value of the common stock, $0.001 par value, held by non-affiliates of the registrant as of February 22, 2013, was approximately $103,704,000, based upon the last reported sales price for such date on the NASDAQ Global Select Market. The registrant’s common stock was not traded on June 12, 2012, the last day of the registrant’s second fiscal quarter in 2012.

Documents Incorporated by Reference: Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 25, 2012, are incorporated by reference in Part III of this Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward -looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. Forward looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward- looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward- looking statements. Although we believe the expectations reflected in any forward looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward- looking statements as a result of various factors. These differences can arise as a result of the risks described in this Annual Report on Form 10-K, including under Item 1A, Risk Factors, as well as other factors that may affect our business, results of operations, or financial condition. Forward looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward looking statements contained in this report will, in fact, transpire.

PART I

Item 1.	Business

We were initially organized as a Delaware limited liability company on June 30, 2006 in connection with the acquisition by our principal stockholder, which we refer to along with its affiliates and associates (excluding us and other companies that it or they own as a result of their investment activities) as Lone Star Fund, of Lone Star Steakhouse & Saloon, Inc., which owned the Del Frisco’s and Sullivan’s restaurant concepts. Following the acquisition, our principal stockholder restructured the company to separate certain other Lone Star Steakhouse & Saloon concepts by, among other things, spinning off the subsidiaries that owned and operated those concepts. We converted from a Delaware limited liability company to a Delaware corporation in July 2012 in connection with our initial public offering. Lone Star Fund beneficially owns approximately 76% of our outstanding common stock. Unless the context otherwise indicates, all references to “we,” “our,” “us,” or the “Company” refer to Del Frisco’s Restaurant Group, Inc. and its subsidiaries.

Our Company

We develop, own and operate three contemporary, high-end, complementary restaurants: Del Frisco’s Double Eagle Steak House, or Del Frisco’s, Sullivan’s Steakhouse, or Sullivan’s, and Del Frisco’s Grille, or the Grille. We are a leader in the full-service steakhouse industry based on average unit volume, or AUV, EBITDA margin and comparable restaurant sales growth. We currently operate 34 restaurants in 19 states. Each of our three restaurant concepts offers steaks as well as other menu selections, such as chops and fresh seafood. These menu selections are complemented by an extensive, award-winning wine list. Del Frisco’s, Sullivan’s and the Grille are positioned within the fine dining segment and are designed to appeal to both business and local dining customers. Our Del Frisco’s restaurants are sited in urban locations to target customers seeking a “destination dining” experience while our Sullivan’s and Grille restaurants are intended to appeal to a broader demographic, allowing them to be located either in urban areas or in close proximity to affluent residential neighborhoods. We believe our success reflects consistent execution across all aspects of the dining experience, from the formulation of proprietary recipes to the procurement and presentation of high quality menu items and delivery of a positive customer experience.

Del Frisco’s Double Eagle Steak House

We believe Del Frisco’s is one of the premier steakhouse concepts in the United States. The Del Frisco’s brand is defined by its menu, which includes USDA Prime grade, wet-aged steaks hand-cut at the time of order and a range of other high-quality offerings, including prime lamb, fresh seafood, and signature side dishes and desserts. It is also distinguished by its “swarming service,” whereby customers are served simultaneously by multiple servers. Each restaurant has a sommelier to guide diners through an extensive, award-winning wine list and our bartenders specialize in hand-shaken martinis and crafted cocktails. Del Frisco’s restaurants target customers seeking a full-service, fine dining steakhouse experience. We believe the décor and ambiance, with both contemporary and classic designs, enhance our customers’ experience and differentiate Del Frisco’s from other upscale steakhouse concepts. We currently operate ten Del Frisco’s steakhouses in seven states. These restaurants range in size from 11,000 to 24,000 square feet with seating capacity for at least 300 people. Annual AUVs per Del Frisco’s restaurant were $13.8 million for the fiscal year ended December 25, 2012. During the same period, the average check at Del Frisco’s was $104.

Sullivan’s Steakhouse

Sullivan’s was created in the mid-1990’s as a complementary concept to Del Frisco’s. The Sullivan’s brand is defined by a fine dining experience at a more accessible price point, along with a vibrant atmosphere created by an open kitchen, live music and a bar area designed to be a center for social gathering and entertainment. Each Sullivan’s features fine hand-selected aged steaks, fresh seafood and a broad list of custom cocktails, along with an extensive selection of award-winning wines. We currently operate 19 Sullivan’s steakhouses in 15 states. These restaurants range in size from 7,000 to 11,000 square feet with seating capacity for at least 250 people. Annual AUVs per current Sullivan’s restaurant were $4.4 million for the fiscal year ended December 25, 2012. During the same period, the average check at Sullivan’s was $59.

Del Frisco’s Grille

We developed the Grille, our newest concept, to take advantage of the positioning of the Del Frisco’s brand and to provide greater potential for expansion due to its smaller size, lower build out cost and more diverse menu. The Grille’s menu is designed to appeal more broadly to both business and casual diners and features a variety of Del Frisco’s prime aged steaks, top selling signature menu items and a broad selection of the same quality wines. The Grille also offers an assortment of relatively less expensive entrees, such as flatbread pizzas, sandwiches and salads, all prepared with the same signature flavors, high quality ingredients and presentation associated with the Del Frisco’s brand. We believe the ambiance of the concept appeals to a wide range of customers seeking a less formal atmosphere for their dining occasions. We currently operate five Grilles in four states and the District of Columbia. Additional Grille openings are planned over the next year and we anticipate they will, like existing Grille locations, range in size from 6,500 to 8,500 square feet with seating capacity for at least 200 people. We are targeting annual AUVs per Grille restaurant of between $4.5 million and $6.0 million with an average check of between $45 and $55.

Restaurant Industry Overview

According to the National Restaurant Association, U.S. restaurant industry sales in 2012 were $636 billion, an increase of 4.2% over 2011 sales of $611 billion, and were projected to grow to $660 billion in 2013, representing approximately 4.1% of the U.S. gross domestic product. We compete in the full-service steak industry, or the FSR Steak category as defined by Technomic, Inc., a research and consulting firm serving the food and foodservice industries. Each of our concepts fall into the FSR Steak category, which includes fine dining, and is defined as establishments with a relatively broad menu along with table, counter, and/or booth service and a waitstaff. At the conclusion of 2011, the FSR Steak category included 7,356 units. The FSR Steak category achieved $14.1 billion in sales in 2011, representing a 3.5% growth rate over 2010. Restaurants within the FSR Steak category within Technomic’s ranking of the top 500 restaurant chains (as ranked by U.S. system-wide sales) reported sales growth of 5.1% in 2011 and out-performed the overall Full Service Restaurant category, which reported sales growth of 1.8% in 2011.

Site Selection and Development

We believe site selection is critical for the potential success of our restaurants. We carefully consider growth opportunities for each of our restaurant concepts and utilize a customized approach for each concept when selecting and prioritizing markets for expansion. We perform comprehensive demographic and customer profile studies to evaluate and rationalize the trade areas and sites within each desired market. We leverage a significant number of sources to produce extensive research and analysis on the dynamics of the local area, the specific attributes of each site considered and the unit economics we believe we can realize.

For the Del Frisco’s brand, we focus on sites in urban locations that allow us to easily access business clientele and customers seeking a premium dining experience. Many of our Del Frisco’s restaurants are in marquee locations, including waterfront property, popular shopping districts and active business centers. We believe the broader appeal of the Sullivan’s and Grille concepts allows us to target sites in both urban locations as well as more suburban locations in close proximity to affluent residential areas. Our site assessment analysis includes three primary components: customer profiling (demographics, lifestyle segmentation, spend metrics), trade area and site evaluation (physical inspection, competitive benchmarking, analysis of business generators/traffic patterns), and financial modeling (square footage and seat count analysis, predictive sales and margin evaluations, investment cost and return metrics). Understanding our customers is an essential element of our market planning and site selection processes. We’ve developed a customer profile for each of our concepts to help guide our development efforts and educate our development partners. We look for the following minimum criteria in our site trade areas:

Population(a)	Daytime Population(a)	Average HH Income	Median Age	Priority Age Blocks(b)	Traffic Counts(c)

100,000+	150,000+	$100,000+	40+	35-44; 45-54; 55-64	40,000+

75,000+	100,000+	$75,000+	35+	35-44; 45-54	25,000+

75,000+	100,000+	$75,000+	35+	25-34; 35-44; 45-54	25,000+

(a)	Represents the population within a customized target area generally with less than a 20-minute drive time.
(b)	Represents the targeted age demographics for a prospective site.
(c)	Represents the targeted average daily vehicle traffic for a prospective site.

We expect the size of new Del Frisco’s restaurants to range from 12,000 to 16,000 square feet, new Sullivan’s restaurants to range from 8,000 to 9,000 square feet and new Grille restaurants to range from 6,500 to 8,500 square feet. For the opening of a new restaurant, we measure our cash investment costs net of landlord contributions and equipment financing, but including pre-opening costs. We target average cash investment costs of $7.0 million to $9.0 million for a new Del Frisco’s and $3.0 million to $4.5 million for a new Sullivan’s or Grille. We target a cash-on-cash return of at least 25% beginning in the third operating year across our concepts, consistent with the average of restaurant openings in recent years. To achieve this return we target a ratio of third year restaurant revenues to net development costs in the range of approximately 1.25:1 to 1.50:1. We target restaurant-level EBITDA margins of between 20% and 25% for each of our three concepts.

We believe there are opportunities to open three to five new restaurants annually, generally composed of one Del Frisco’s and two to four Sullivan’s and/or Grilles, with new openings of our Grille concept likely serving as the primary driver of new unit growth in the near term. It generally takes nine to 12 months after the signing of a lease or the closing of a purchase to complete construction and open a new restaurant. Additional time is sometimes required to obtain certain government approvals, permits and licenses, such as liquor licenses.

Restaurant Operations and Management

Our restaurants have a distinctive combination of food, atmosphere and service in an upscale environment. We believe that our success reflects the consistency of our execution across all aspects of the dining experience, from the formulation of proprietary recipes, to the procurement and presentation of high quality menu items and the delivery of a positive customer experience. We strive to provide quality through a carefully controlled and established supply chain and proven preparation techniques.

Depending on the volume of each restaurant, our typical restaurant-level management team consists of one general manager, two to four assistant managers, one executive chef and two sous chefs. We also have an experienced team of regional managers to oversee operations at multiple restaurants. Each of our regional and general managers is broadly trained across Del Frisco’s, Sullivan’s and the Grille allowing us the flexibility to move appropriate managers into various positions within the organization. To ensure that each restaurant and its employees meet our demanding performance requirements, we have developed a set of strict operational standards that are followed in all facets of our operations. For example, these standards are used to develop corporate recipes, many of which are proprietary, that are adhered to across all of our restaurants. These standards also mandate a quality control process for the menu items in each of our restaurants our chefs and managers oversee before each shift. This quality control process includes the full preparation of each item on our menu, other than our steaks, and the testing of each of these items for presentation, taste, portion size and temperature before they are prepared for our customers. Items that do not meet our rigorous standards are re-made until they do. We believe this process of full preparation for testing differentiates us from our competition.

The consistent execution at our restaurants is a result of the extensive training and supervision of our employees. Our general managers are required to undergo eight to 10 weeks of initial training in food quality, customer service, alcohol beverage service, liquor liability avoidance and employee retention programs. Each of our new hourly employees also typically participates in a training program during which the employee works under the close supervision of his or her general manager. Our chefs and their assistants receive extensive training in food quality, food supply management and kitchen maintenance. All of our employees are trained to uphold each concept’s distinct characteristics and our overall values and operating philosophy.

Our training programs are administered by the general manager at each restaurant and supervised by our vice president of people and education, director of new restaurant openings and a dedicated training director for each concept. This training team ensures that all new general managers have developed a comprehensive set of tools that they can use to manage their restaurant, including employee selection, performance management and wage and hourly compliance. We also require each general manager to obtain a mandatory internal certification in areas of the kitchen, dining room and bar area. Our training team also supports new restaurant openings. Del Frisco’s, Sullivan’s and the Grille have developed a streamlined training program that ensures employees opening a new restaurant function as a cohesive team and maintain our high operational and food preparation standards. As a result our corporate and concept-level infrastructure supports our growth strategy, allowing us to successfully replicate our standards in new restaurants.

Sourcing and Supply Chain

Our ability to maintain the consistent quality of our restaurants depends in part on our ability to procure food and other supplies from reliable sources in accordance with the specifications for all food products established by our corporate executive chef. We continually research and evaluate products and supplies to ensure high quality meat, seafood and other menu ingredients. Our executive corporate chef works with U.S. Foodservice, our beef distributor, for all beef purchases on a national level. We have also engaged a corporate purchasing consultant who negotiates directly with suppliers of meat, seafood and certain other food and beverage products to ensure consistent quality and freshness and to obtain competitive prices for items purchased nationally for each concept. Our strong relationships with national and regional foodservice distributors ensure that our restaurants receive a constant supply of products. Products are shipped directly to the restaurants, although invoices are sent to corporate headquarters for payment. We do not maintain a central product warehouse or commissary.

Our corporate chef and our purchasing consultant also establish strict product specifications for those items purchased at the local level. We ensure competitive pricing for such supplies by requiring each restaurant’s chef to obtain at least three prices for each locally sourced product from suppliers approved by the corporate purchasing consultant and submit these bids to their regional chef on a weekly basis. Pricing is then compared weekly on a national basis to ensure management for each restaurant has the most up-to-date information to help with procurement. Purchasing at each restaurant is directed primarily by each restaurant’s chef, who is trained in our purchasing philosophy and specifications, and who works with regional and corporate managers to ensure consistent products. Each of our restaurants also has an in-house sommelier responsible for purchasing wines based on customer preferences, market availability and menu content.

We have not experienced any significant delays in receiving restaurant supplies and equipment. Although we currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations, from time to time, we may opportunistically enter into fixed price beef supply contracts or contracts for other food products or consider other risk management strategies with regard to our meat and other food costs to minimize the impact of potential price fluctuations. This practice could help stabilize our food costs during times of fluctuating prices, although there can be no assurances that this will occur.

Marketing and Advertising

We believe that our commitment to providing quality food, hospitality, service and a high level of value for each price point is an effective approach to attracting customers and maintaining their loyalty. We use a variety of national, regional and local marketing and public relations techniques intended to maintain and build our customer traffic, maintain and enhance our concepts’ images and continually improve and refine our upscale experience. For example, in 2010, we initiated a loyalty program that provides credit and other rewards to our customers based on dollars spent at our restaurants. In addition, local restaurant marketing is important to the success of our concepts. For example, each restaurant’s general manager cultivates relationships with local businesses and luxury hotels that drive the restaurant’s business, in particular its private dining business. We also work with a national public relations firm that coordinates local firms in connection with new restaurant openings.

Del Frisco’s, Sullivan’s and the Grille each use specific marketing and advertising initiatives to position the concepts in the applicable segment of our industry, including ad placement in magazines targeting the affluent segment of the population. We are currently reviewing our marketing and advertising strategy, and in the future anticipate focusing our advertising expenditures on travel-related magazines while continuing to advertise in specialty magazines that appeal to our target demographics and in select local publications.

Competition

The full-service steak industry and general upscale restaurant businesses are highly competitive and fragmented, and the number, size and strength of competitors vary widely by region, especially within the general upscale restaurant segment. We believe restaurant competition is based on quality of food products, customer service, reputation, restaurant décor, location, name recognition and price. Depending on the specific concept, our restaurants compete with a number of restaurants within their markets, both locally-owned restaurants and restaurants that are part of regional or national chains. The principal upscale steakhouse chains with which Del Frisco’s, Sullivan’s and the Grille compete are Fleming’s Prime Steakhouse and Wine Bar, The Capital Grille, Smith & Wollensky, The Palm, Ruth’s Chris Steak House and Morton’s The Steakhouse. Our concepts also compete with additional restaurants in the broader upscale dining segment.

Seasonality

Our business is subject to seasonal fluctuations comparable to most restaurants. Historically, like other restaurants in our segment, the percentage of our annual revenues earned during the first and fourth fiscal quarters has been typically higher due to holiday traffic, increased gift card purchases and redemptions and increased private dining during the year-end holiday season. There is also an extra period in our fourth quarter.

Intellectual Property

We have registered the names Del Frisco’s, Double Eagle Steak House, Sullivan’s, and the Del Frisco’s Grille name, as trade names, trademarks or service marks with the United States Patent and Trademark Office and in certain foreign countries. We have the exclusive right for use of these trademarks throughout the United States, other than with respect to the following. An unrelated third party that operates a restaurant in Louisville, Kentucky has an indefinite right to use a specific registration of the Del Frisco’s name in Jefferson and Fayette Counties in Kentucky, Marion County in Indiana and Hamilton County in Ohio pursuant to a concurrent use agreement. We also agreed not to use the specific registration of the Del Frisco’s name or grant others the right to use it within 50 miles of any restaurant operated by the third party in the territory. The third party has paid us aggregate fees of $52,500. A separate, unrelated third party that operates a restaurant in Orlando, Florida has an exclusive license to use the Del Frisco’s name in Orange, Seminole and Ocala Counties through June 1, 2013 pursuant to a license agreement with no option to renew. We also agreed not to open a Del Frisco’s, Sullivan’s or Grille before January 1, 2015 in Orange, Seminole and Ocala Counties. The licensee paid us a one-time fee of $38,000 upon the execution of the agreement in 1993 and a monthly fee of 3% of its total gross sales less any sales tax through December 31, 2011. We do not have any right to any future or recurring payments from or have any affirmative payment obligations to either third party. Each third party is responsible for all costs associated with running its respective location, including all commodity and labor costs and any risks related thereto. We are also aware of names similar to those of our restaurants used by various third parties in certain limited geographical areas. We believe that our trade names, trademarks and service marks are valuable to the operation of our restaurants and are important to our marketing strategy.

Government Regulation

Our restaurants are subject to licensing and regulation by state and local health, safety, fire and other authorities, including licensing and regulation requirements for the sale of alcoholic beverages and food. We maintain the necessary restaurant, alcoholic beverage and retail licenses, permits and approvals. The development and construction of additional restaurants will also be subject to compliance with applicable zoning, land use and environmental regulations. Federal and state labor laws govern our relationship with our employees and affect operating costs. These laws regulate, among other things, minimum wage, overtime, tips, tip credits, unemployment tax rates, workers’ compensation rates, citizenship requirements and other working conditions. Our restaurants are subject in each state in which we operate to “dram shop” laws, which allow, in general, a person to sue us if that person was injured by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. A judgment against us under a dram shop law could exceed our liability insurance coverage policy limits and could result in substantial liability for us and have a material adverse effect on our results of operations. Our inability to continue to obtain such insurance coverage at reasonable costs also could have a material adverse effect on us. We are also subject to the Federal Americans with Disabilities Act, which prohibits discrimination on the basis of disability in public accommodations and employment.

Employees

As of December 25, 2012, we had 3,796 employees. Many of our hourly employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. None of our employees is covered by a collective bargaining agreement. We believe that we have good relations with our employees.

Executive Officers and Key Employees

The following table sets forth certain information regarding our executive officers and certain of our key employees.

Name	Age	Position
Mark S. Mednansky	55	Chief Executive Officer; Director
Thomas J. Pennison, Jr.	45	Chief Financial Officer
Jeff Carcara	42	Chief Operating Officer
Thomas G. Dritsas	42	Vice President of Culinary & Corporate Executive Chef
James W. Kirkpatrick	59	Vice President of Real Estate
Lisa H. Kislak	54	Vice President of Brand Marketing
William S. Martens	40	Vice President of Development & Construction
April L. Scopa	45	Vice President of People and Education

Mark S. Mednansky has served as Chief Executive Officer since March 2007 and has served as a member of our board of directors since July 2012. Prior to becoming our Chief Executive Officer in connection with the Acquisition, Mr. Mednansky served in senior management roles with Lone Star Steakhouse & Saloon, Inc. From 2005 until March 2007, Mr. Mednansky was the Chief Operating Officer of several Lone Star Steakhouse & Saloon restaurant concepts, including Del Frisco’s and Sullivan’s. Mr. Mednansky also served as Vice President of Operations of the Del Frisco’s and Sullivan’s concepts from 2000 to 2005 and President of the Texas Land & Cattle concept from 2003 to 2006. Mr. Mednansky has over 35 years of restaurant industry experience and 25 years of experience as a senior operations manager. Prior to joining Lone Star Steakhouse & Saloon, Inc., he was Director of Operations for Big Four Restaurants from 1997 to 1998, Director of Culinary Services for Dial Corp. from 1990 to 1997 and Area Manager for Big Four Restaurants from 1985 to 1990.

Thomas J. Pennison, Jr. has served as Chief Financial Officer since November 2011. Prior to joining our company Mr. Pennison served as Chief Financial Officer for iSeatz Inc., a customized software technology company primarily serving the travel and leisure industry, from 2009 to 2011. Mr. Pennison also operated his own financial consulting firm in Louisiana from 2008 to 2009 where he provided financial and business consulting services to clients in the hospitality and other consumer and retail related industries. Prior to that, Mr. Pennison spent 12 years at Ruth’s Hospitality Group, Inc., a restaurant company focused exclusively on the upscale dining segment, formerly known as Ruth’s Chris Steak House, Inc., from 1996 to 2008 serving in various capacities, including Senior Vice President and Chief Financial Officer. Additionally, from 1994 to 1996, Mr. Pennison served as Assistant Corporate Controller of Casino Magic Corp., with primary responsibilities for corporate finance and SEC reporting, and from 1991 to 1994, Mr. Pennison was at the public accounting firm KPMG LLP. Mr. Pennison is a member of the Financial Executive Institute and the Louisiana Society of Certified Public Accountants.

Jeff Carcara has served as Chief Operating Officer since November 2012. Prior to joining our company Mr. Carcara served as senior director of operations for Seasons 52®, a restaurant concept within Darden’s Specialty Restaurant Group, from 2004 to November, 2012. While at Darden, Mr. Carcara was responsible for the operations and financial results of the Seasons 52® concept, lead a team of direct reports including five regional directors, designed an opening and training process, and created a talent management program. From 2003 to 2004, Mr. Carcara served as corporate director of food and beverage for the Kessler Collection Hotels where he led implementation of department upgrades, re-branded and created several hotel restaurants, and implemented a nationwide purchasing program. Earlier in his career, Mr. Carcara served in various positions with Houston’s, part of the Hillstone Restaurant Group, and Darden’s Bahama Breeze restaurant concept.

Thomas G. Dritsas has served as Vice President of Culinary & Corporate Executive Chef since December 2006 and oversees the day to day culinary operations of Del Frisco’s, Sullivan’s and the Grille. From 2003 to 2006, Mr. Dritsas served as Corporate Executive Chef for Lone Star Steakhouse & Saloon, Inc., during which time he oversaw the daily culinary operations for each of its concepts. Mr. Dritsas joined Lone Star Steakhouse & Saloon, Inc. in 1999 and served in various culinary capacities, including as part of new opening teams. Prior to joining Lone Star Steakhouse & Saloon, Mr. Dritsas assisted in the opening of numerous independent restaurants and operated his own restaurant.

James W. Kirkpatrick has served as Vice President of Real Estate since February 2012 and oversees real estate matters for our three concepts, including strategic development and lease administration. Prior to joining our company, Mr. Kirkpatrick served as the Senior Vice President of Development for Morton’s Restaurant Group, Inc., an operator of company-owned upscale steakhouses, from 2006 to 2012, where he managed all aspects of development including real-estate strategic development to lease administration. Prior to Morton’s, Mr. Kirkpatrick worked in several leadership roles with Applebee’s International, Inc. from 1999 to 2006, including Senior Director of Real Estate and Vice President of Real Estate & Construction. Mr. Kirkpatrick has also held a variety of other positions focused on real estate development with a number of other companies in the restaurant industry including Houlihan’s Restaurants, Inc., TGI Friday’s and Pizza Hut, Inc.

Lisa H. Kislak has served as Vice President of Brand Marketing since February 2012 and is responsible for all aspects of marketing for Del Frisco’s, Sullivan’s and the Grille. Prior to joining our company, Ms. Kislak was the Vice President of Marketing for The Picture People, a privately held company with more than 170 company-owned portrait studios in 34 states, where she managed the company’s marketing activities. Before that, Ms. Kislak served as a Principal for Premium Knowledge Group, a firm specializing in luxury lifestyle marketing, from 2007 to 2010. Ms. Kislak started her career with Four Seasons Hotels and Resorts where she held various marketing roles over a 13-year period, including Vice President of Brand and Relationship Marketing with Wyndham Hotels, Vice President of Sales and Marketing for Rosewood Hotels & Resorts and Senior Vice President of Marketing for ClubCorp.

William S. Martens has served as Vice President of Development & Construction since 2011 and is responsible for market planning, site selection, site acquisition and construction for our three concepts. Mr. Martens also oversees concept design, portfolio management and facilities operations. Mr. Martens has been with us since 2008, previously serving as our Director of Development where he managed all facets of new unit development and established the infrastructure to support our growth in new and existing markets. Before joining our company, Mr. Martens served as Vice President of Portfolio Management with Hudson Americas, LLC, an affiliate of ours and Lone Star Fund, from 2007 to 2008. Prior to Hudson Americas, Mr. Martens spent nine years with Yum! Brands, where he held multiple leadership roles in Finance and Development, including the position of Senior Manager of Development. In this role, he worked with senior brand leadership teams to develop market plans, define asset strategies and make capital appropriations decisions for approximately 350 new restaurants annually.

April L. Scopa has served as Vice President of People and Education since June 2011 and is responsible for recruiting, human resources, talent development and training strategy. Prior to joining our company, Ms. Scopa worked with Landmark Leisure Group, a national leader in entertainment development since June 2010 and served as VP of People & Development, beginning in January 2011, where she led the HR, recruiting, new store opening development, employee relations, talent management and personnel development strategy. Prior to Landmark, Ms. Scopa spent eight years with The Capital Grille, an upscale steakhouse division of

Darden Restaurants, as Director of Operations and Senior Director of Training, where her responsibilities most recently included quality of operations, people and P&L results for six locations. Prior to The Capital Grille, Ms. Scopa also worked for C.A. Muer Corporation and LongHorn Steakhouse, both in a training and operations capacity.

Financial Information

The financial information that is required to be included in this Item 1, Business is set forth in Item 6, Selected Financial Data and in note 13 in the notes to the consolidated financial statements.

Available Information

Our website address is www.dfrg.com, and we also host www.delfriscos.com, www.sullivanssteakhouse.com and www.delfriscosgrille.com. Information contained on our websites or connected thereto does not constitute a part of this Annual Report on Form 10-K or any other filing we make with the Securities and Exchange Commission, or the SEC. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practical after we file such material with, or furnish it to, the SEC. Certain of these documents may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also make available free of charge on our website our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, and the Charters of our Audit Committee, Nominating and Corporate Governance, and Compensation Committee of our Board of Directors.

Item 1A.	Risk Factors

Changes in general economic conditions, including the recent economic downturn and its continuing effects, have adversely impacted our business and results of operations and may continue to do so.

Purchases at our restaurants are discretionary for consumers and we are therefore susceptible to economic slowdowns. We believe that consumers generally are more willing to make discretionary purchases, including high-end restaurant meals, during favorable economic conditions. The recent economic downturn, continuing disruptions in the overall economy, including the ongoing impacts of the housing crisis, high unemployment, and financial market volatility and unpredictability, and the related reduction in consumer confidence negatively affected customer traffic and sales throughout our industry, including our segment. For example, our revenues decreased 10.0% in fiscal 2009 as compared to fiscal 2008. In addition, we believe that uncertainty over U.S. budgetary and fiscal policy that ultimately led to higher personal income tax rates may have adversely impacted sales in the early part of 2013 and, together with adverse weather affects, create challenges for us to achieve an increase in comparable restaurant sales in the first quarter of 2013. If the economy experiences a further downturn or there are continued uncertainties regarding U.S. budgetary and fiscal policies, our customers, including our business clientele, may further reduce their level of discretionary spending, impacting the frequency with which they choose to dine out or the amount they spend on meals while dining out. We believe the majority of our weekday revenues are derived from business customers using expense accounts and our business therefore may be affected by reduced expense account or other business-related dining by our business clientele. If business clientele were to dine less frequently at our restaurants, our business and results of operations would be adversely affected as a result of a reduction in customer traffic or average revenues per customer.

There is also a risk that if the current negative economic conditions persist for an extended period of time or worsen, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently. The ability of the U.S. economy to recover from this downturn is likely to be affected by many national and international factors that are beyond our control, including current economic trends in Europe. These factors, including national, regional and local politics and economic conditions, disposable consumer income and consumer confidence, also affect discretionary consumer spending. Continued weakness in or a further worsening of the economy, generally or in a number of our markets, and our customers’ reactions to these trends could adversely affect our business and cause us to, among other things, reduce the number and frequency of new restaurant openings, close restaurants and delay our re-modeling of existing locations.

If our restaurants are not able to compete successfully with other restaurants, our business and results of operations may be adversely affected.

Our industry is intensely competitive with respect to price, quality of service, restaurant location, ambiance of facilities and type and quality of food. A substantial number of national and regional restaurant chains and independently owned restaurants compete with us for customers, restaurant locations and qualified management and other restaurant staff. The principal competitors for our concepts are other upscale steakhouse chains such as Fleming’s Prime Steakhouse and Wine Bar, The Capital Grille, Smith & Wollensky, The Palm, Ruth’s Chris Steak House and Morton’s The Steakhouse. Our concepts also compete with additional restaurants in the broader upscale dining segment. Some of our competitors have greater financial and other resources, have been in business longer, have greater name recognition and are better established in the markets where our restaurants are located or where we may expand. Our inability to compete successfully with other restaurants may harm our ability to maintain acceptable levels of revenue growth, limit or otherwise inhibit our ability to grow one or more of our concepts, or force us to close one or more of our restaurants. We may also need to evolve our concepts in order to compete with popular new restaurant formats or concepts that emerge from time to time, and we cannot provide any assurance that we will be successful in doing so or that any changes we make to any of our concepts in response will be successful or not adversely affect our profitability. In addition, with improving product offerings at fast casual restaurants and quick-service restaurants combined with the effects of negative economic conditions and other factors, consumers may choose less expensive alternatives, which could also negatively affect customer traffic at our restaurants. Any unanticipated slowdown in demand at any of our restaurants due to industry competition may adversely affect our business and results of operations.

Our future growth depends in part on our ability to open new restaurants and operate them profitably, and if we are unable to successfully execute this strategy, our results of operations could be adversely affected.

Our financial success depends in part on management’s ability to execute our growth strategy. One key element of our growth strategy is opening new restaurants. We believe there are opportunities to open three to five new restaurants annually, generally composed of one Del Frisco’s and two to four Sullivan’s and/or Grilles, with new openings of our Grille concept likely serving as the primary driver of new unit growth in the near term. In 2012 we have opened Grilles in Phoenix, Arizona, Washington D.C. and Atlanta, Georgia and one Del Frisco’s in Chicago, Illinois. In 2013, we expect to open five Grilles. For the opening of a new restaurant, we measure our cash investment costs net of landlord contributions and equipment financing, but including pre-opening costs. We target average cash investment costs of $7.0 million to $9.0 million for a new Del Frisco’s and $3.0 million to $4.5 million for a new Sullivan’s or Grille.

Our ability to open new restaurants and operate them profitably is dependent upon a number of factors, many of which are beyond our control, including:

•	finding quality site locations, competing effectively to obtain quality site locations and reaching acceptable agreements to lease or purchase sites;

•	complying with applicable zoning, land use and environmental regulations and obtaining, for an acceptable cost, required permits and approvals;

•	having adequate capital for construction and opening costs and efficiently managing the time and resources committed to building and opening each new restaurant;

•	timely hiring and training and retaining the skilled management and other employees necessary to meet staffing needs;

•	successfully promoting our new locations and competing in their markets;

•	acquiring food and other supplies for new restaurants from local suppliers; and

•	addressing unanticipated problems or risks that may arise during the development or opening of a new restaurant or entering a new market.

A new restaurant typically experiences a “ramp-up” period of approximately 18 months before it achieves our targeted level of performance. This is due to the costs associated with opening a new restaurant, as well as higher operating costs caused by start-up and other temporary inefficiencies associated with opening new restaurants. For example, there are a number of factors which may impact the amount of time and money we commit to the construction and development of new restaurants, including landlord delays, shortages of skilled labor, labor disputes, shortages of materials, delays in obtaining necessary permits, local government regulations and weather interference. Once the restaurant is open, how quickly it achieves a desired level of profitability is impacted by many factors, including the level of market familiarity and acceptance when we enter new markets, as well as the availability of experienced staff and the time required to negotiate reasonable prices for food and other supplies from local suppliers. Our business and profitability may be adversely affected if the “ramp-up” period for a new restaurant lasts longer than we expect.

If we are unable to increase our sales or improve our margins at existing restaurants, our profitability and overall results of operations may be adversely affected.

Another key aspect of our growth strategy is increasing comparable restaurant sales and improving restaurant-level margins. Improving comparable restaurant sales and restaurant-level margins depends in part on whether we achieve revenue growth through increases in the average check and further expand our private dining business at each restaurant. We believe there are opportunities to increase the average check at our restaurants through, for example, selective introduction of higher priced items and increases in menu pricing. We also believe that expanding and enhancing our private dining capacity will also increase our restaurant sales, as our private dining business typically has a higher average check and higher overall margins than regular dining room business. However, these strategies may prove unsuccessful, especially in times of economic hardship, as customers may not order or enjoy higher priced items and discretionary spending on private dining events may decrease. Select price increases have not historically adversely impacted customer traffic; however, we expect that there is a price level at which point customer traffic would be adversely affected. It is also possible that these changes could cause our sales volume to decrease. If we are not able to increase our sales at existing restaurants for any reason, our profitability and results of operations could be adversely affected.

The failure to successfully develop our new Grille concept could have a material adverse effect on our financial condition and results of operations.

We launched our new concept, the Grille, in the third quarter of 2011 with the opening of our New York location. We opened a second location in Dallas, Texas in the fourth quarter of 2011 and locations in Phoenix, Arizona, Washington D.C. and Atlanta, Georgia in 2012. We believe that new openings of the Grille are likely to serve as the primary driver of new unit growth in the near term. Our ability to succeed with this new concept will require significant capital expenditures and management attention and is subject to certain risks in addition to those of opening a new restaurant under one of our existing concepts, including customer acceptance of and competition to that concept. If the “ramp-up” period for our Grille restaurants and for our development of concepts in general does not meet our expectations, our operating results may be adversely affected. In addition, we are targeting restaurant-level EBITDA margins of between 20% and 25% for the Grille. However, because we face new challenges at the Grille, such as predicting demand for new menu selections that are not offered at our other concepts, we cannot provide any assurance that our operating margins will achieve these levels. As a result, we may need to adjust our pricing and menu offering strategies. We may not be successful enough to recoup our investments in the concept. There can be no assurance that we will be able to successfully develop and grow the Grille or any other new concept to a point where it will become profitable or generate positive cash flow or that it will prove to be a platform for future expansion. We may not be able to attract enough customers to meet targeted levels of performance at new restaurants because potential customers may be unfamiliar with our concepts or the atmosphere or menu might not appeal to them. The Grille may even operate at a loss, which could have a material adverse effect on our overall operating results. In addition, opening a new restaurant concept such as a Grille in an existing market could reduce the revenue of our existing restaurants in that market. If we cannot successfully execute our growth strategies for the Grille, or if customer traffic generated by the Grille results in a decline in customer traffic at one of our other restaurants in the same market, our business and results of operations may be adversely affected.

Our growth, including the development of the Grille, may strain our infrastructure and resources, which could delay the opening of new restaurants and adversely affect our ability to manage our existing restaurants.

We plan to continue our current pace of new restaurant growth, including the development and promotion of the Grille. We believe there are opportunities to open three to five restaurants annually, generally composed of one Del Frisco’s and two to four Sullivan’s and/or Grilles, with new openings of our Grille concept likely serving as the primary driver of new unit growth in the near term. We typically target an average cash investment of approximately $7.0 million to $9.0 million per restaurant for a Del Frisco’s restaurant and $3.0 million to $4.5 million for a Sullivan’s or a Grille, in each case net of landlord contributions and equipment financing and including pre-opening costs. In addition to new openings, we also may “refresh” a number of our Del Frisco’s and Sullivan’s locations to, among other things, add additional seating, further grow our private dining business and add patio seating. During 2012, we completed refreshes, with varying scopes of work, of five Del Frisco’s and six Sullivan’s at an average cost of $0.3 million per location. Thereafter, we expect to complete one to two refreshes each year at an approximate cost of $0.5 million per location. This growth and these investments will increase our operating complexity and place increased demands on our management as well as our human resources, purchasing and site management teams. While we have committed significant resources to expanding our current restaurant management systems, financial and management controls and information systems in connection with our recent growth, if this infrastructure is insufficient to support this expansion, our ability to open new restaurants, including the development and promotion of the Grille, and to manage our existing restaurants, including the expansion of our private dining business, would be adversely affected. If we fail to continue to improve our infrastructure or if our improved infrastructure fails, we may be unable to implement our growth strategy or maintain current levels of operating performance in our existing restaurants.

Our New York Del Frisco’s location represents a significant portion of our revenues, and any significant downturn in its business or disruption in the operation of this location could harm our business, financial condition and results of operations.

Our New York Del Frisco’s location represented approximately 21%, 18% and 16% of our revenues in 2010, 2011 and 2012, respectively. Accordingly, we are susceptible to any fluctuations in the business at our New York Del Frisco’s location, whether as a result of adverse economic conditions, negative publicity, changes in customer preferences or for other reasons. In addition, any natural disaster, prolonged inclement weather, act of terrorism or national emergency, accident, system failure or other unforeseen event in or around New York City could result in a temporary or permanent closing of this location, could influence potential customers to avoid this geographic region or this location in particular or otherwise lead to a decrease in revenues. Any significant interruption in the operation of this location or other reduction in sales could adversely affect our business and results of operations.

Negative customer experiences or negative publicity surrounding our restaurants or other restaurants could adversely affect sales in one or more of our restaurants and make our brands less valuable.

The quality of our food and our restaurant facilities are two of our competitive strengths. Therefore, adverse publicity, whether or not accurate, relating to food quality, public health concerns, illness, safety, injury or government or industry findings concerning our restaurants, restaurants operated by other foodservice providers or others across the food industry supply chain could affect us more than it would other restaurants that compete primarily on price or other factors. A restaurant in Louisville, Kentucky has the right to use, and uses, a specific registration of the Del Frisco’s name pursuant to a concurrent use agreement and we license the use of the Del Frisco’s name to one restaurant in Orlando, Florida, as described in greater detail in Item 1, Business—Intellectual Property. We do not own or control either of these restaurants and any adverse publicity relating to those operations could negatively affect us. In addition, although we would not be legally liable for any such failure, because the Louisville and Orlando restaurants operate under one of our brand names, we may be subject to litigation as a result of either restaurant’s failure to comply with food quality, preparation or other applicable rules and regulations. If customers perceive or experience a reduction in our food quality, service or ambiance or in any way believe we have failed to deliver a consistently positive experience, the value and popularity of one or more of our concepts could suffer. Any shifts in consumer preferences away from the kinds of food we offer, particularly beef, whether because of dietary or other health concerns or otherwise, would make our restaurants less appealing and could reduce customer traffic and/or impose practical limits on pricing.

Negative publicity relating to the consumption of beef, including in connection with food-borne illness, could result in reduced consumer demand for our menu offerings, which could reduce sales.

Instances of food-borne illness, including Bovine Spongiform Encephalopathy, which is also known as BSE or mad cow disease, aphthous fever, which is also known as hoof and mouth disease, as well as hepatitis A, lysteria, salmonella and e-coli, whether or not found the United States or traced directly to one of our suppliers or our restaurants, could reduce demand for our menu offerings. Any negative publicity relating to these and other health-related matters, such as the confirmation of a case of mad cow disease in a dairy cow in California in April 2012, may affect consumers’ perceptions of our restaurants and the food that we offer, reduce customer visits to our restaurants and negatively impact demand for our menu offerings. Adverse publicity relating to any of these matters, beef in general or other similar concerns could adversely affect our business and results of operations.

Increases in the prices of, and/or reductions in the availability of commodities, primarily beef, could adversely affect our business and results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs, which have a substantial effect on our total costs. For example, we purchase large quantities of beef, particularly USDA prime beef and premium choice beef. Our beef costs represented approximately 32%, 33% and 34% of our food and beverage costs during 2010, 2011 and 2012, respectively, and we currently do not purchase beef pursuant to any long-term contractual arrangements with fixed pricing or use futures contracts or other financial risk management strategies to reduce our exposure to potential price fluctuations. The market for USDA prime beef and premium choice beef is particularly volatile and is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. For example, during 2011 and 2012, beef costs were impacted by (i) the summer drought in Texas and Oklahoma, (ii) the price of corn, (iii) the entrance of major supermarkets into the USDA choice beef market and (iv) new free trade agreements increasing exports. Although we currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations, from time to time, we may opportunistically enter into fixed price beef supply contracts or contracts for other food products or consider other risk management strategies with regard to our meat and other food costs to minimize the impact of potential price fluctuations. This practice could help stabilize our food costs during times of fluctuating prices, although there can be no assurances that this will occur. However, because our restaurants feature USDA prime beef and premium choice beef, we generally expect to purchase these types of beef even if we have not entered into any such arrangements and the price increased significantly. The prices of other commodities can affect our costs as well, including corn and other grains, which are ingredients we use regularly and are also used as cattle feed and therefore affect the price of beef. Energy prices can also affect our bottom line, as increased energy prices may cause increased transportation costs for beef and other supplies, as well as increased costs for the utilities required to run each restaurant. Historically we have passed increased commodity and other costs on to our customers by increasing the prices of our menu items. While we believe these price increases did not historically affect our customer traffic, there can be no assurance additional price increases would not affect future customer traffic. If prices increase in the future and we are unable to anticipate or mitigate these increases, or if there are shortages for USDA Prime beef and premium choice beef, our business and results of operations would be adversely affected.

We depend upon frequent deliveries of food and other supplies, in most cases from a limited number of suppliers, which subjects us to the possible risks of shortages, interruptions and price fluctuations.

Our ability to maintain consistent quality throughout our restaurants depends in part upon our ability to acquire fresh products, including USDA prime beef and premium choice beef, fresh seafood, quality produce and related items from reliable sources in accordance with our specifications. In addition, we rely on one or a limited number of suppliers for certain ingredients. For example, U.S. Foodservice supplies all of the beef for our restaurants and has done so since June of 2009. This contract expires in June 2015 and can be terminated by either party for any reason upon 90 days advanced notice. This dependence on one or a limited number of suppliers, as well as the limited number of alternative suppliers of USDA prime beef and premium choice beef and quality seafood, subjects us to the possible risks of shortages, interruptions and price fluctuations in beef and seafood. If any of our suppliers is unable to obtain financing necessary to operate its business or is otherwise adversely affected by the economic downturn, does not perform adequately or otherwise fails to distribute products or supplies to our restaurants, or terminates or refuses to renew any contract with us, particularly with respect to one of the suppliers on which we rely heavily for specific ingredients, we may be unable to find an alternative supplier in a short period of time or if we can, it may not be on acceptable terms. Our inability to replace our suppliers in a short period of time on acceptable terms could increase our costs or cause shortages at our restaurants that may cause us to remove certain items from a menu, increase the price of certain offerings or temporarily close a restaurant, which could adversely affect our business and results of operations.

We depend on the services of key executives, and our business and growth strategy could be materially harmed if we were to lose these and executives and were unable to replace them with executives of equal experience and capabilities.

Some of our senior executives, such as Mark S. Mednansky, our Chief Executive Officer, are particularly important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing. We have employment agreements with all members of senior management; however, we cannot prevent our executives from terminating their employment with us. Losing the services of any of these individuals could adversely affect our business until a suitable replacement could be found. We also believe that they could not quickly be replaced with executives of equal experience and capabilities and their successors may not be as effective. We do not maintain key person life insurance policies on any of our executives.

Changes in consumer preferences and discretionary spending patterns could adversely impact our business and results of operations.

The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and eating and purchasing habits. Our success depends in part on our ability to anticipate and respond quickly to changing consumer preferences, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. Shifts in consumer preferences away from upscale steakhouses or beef, which is a significant component of our concepts’ menus and appeal, whether as a result of economic, competitive or other factors, could adversely affect our business and results of operations.

Restaurant companies, including ours, have been the target of class action lawsuits and other proceedings alleging, among other things, violations of federal and state workplace and employment laws. Proceedings of this nature, if successful, could result in our payment of substantial damages.

In recent years, we and other restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, the sharing of tips amongst certain employees, overtime eligibility of assistant managers and failure to pay for all hours worked. Although we maintain what we believe to be adequate levels of insurance, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these matters. Accordingly, if we are required to pay substantial damages and expenses as a result of these types or other lawsuits our business and results of operations would be adversely affected.

Occasionally, our customers file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to one of our restaurants, including actions seeking damages resulting from food borne illness and relating to notices with respect to chemicals contained in food products required under state law. We are also subject to a variety of other claims from third parties arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state laws. In addition, our restaurants are subject to state “dram shop” or similar laws which generally allow a person to sue us if that person was injured by a legally intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their customers. In addition, we may also be subject to lawsuits from our employees or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants.

Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. In addition, they may generate negative publicity, which could reduce customer traffic and sales. Although we maintain what we believe to be adequate levels of insurance, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims or any adverse publicity resulting from claims could adversely affect our business and results of operations.

Our business is subject to substantial government regulation.

Our business is subject to extensive federal, state and local government regulation, including regulations related to the preparation and sale of food, the sale of alcoholic beverages, the sale and use of tobacco, zoning and building codes, land use and employee, health, sanitation and safety matters. For example, the preparation, storing and serving of food and the use of certain ingredients is subject to heavy regulation. Alcoholic beverage control regulations govern various aspects of our restaurants’ daily operations, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage. Typically our restaurants’ licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause. In addition, because we operate in a number of different states, we are also required to comply with a number of different laws covering the same topics. The failure of any of our restaurants to timely obtain and maintain necessary governmental approvals, including liquor or other licenses, permits or approvals required to serve alcoholic beverages or food could delay or prevent the opening of a new restaurant or prevent regular day-to-day operations, including the sale of alcoholic beverages, at a restaurant that is already operating, any of which would adversely affect our business and results of operations.

In addition, the costs of operating our restaurants may increase if there are changes in laws governing minimum hourly wages, working conditions, overtime and tip credits, health care, workers’ compensation insurance rates, unemployment tax rates, sales taxes or other laws and regulations such as those governing access for the disabled, including the Americans with Disabilities Act. For example, the Federal Patient Protection and Affordable Care Act, or PPACA, which was enacted on March 23, 2010, among other things, includes guaranteed coverage requirements and imposes new taxes on health insurers and health care benefits that could increase the costs of providing health benefits to employees. In addition, because we have a significant number of restaurants located in certain states, regulatory changes in these states could have a disproportionate impact on our business. If any of the foregoing increased costs and we were unable to offset the change by increasing our menu prices or by other means, our business and results of operations could be adversely affected.

Government regulation can also affect customer traffic at our restaurants. A number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information. For example, the PPACA establishes a uniform, federal requirement for restaurant chains with 20 or more locations operating under the same trade name and offering substantially the same menus to post nutritional information on their menus, including the total number of calories. The law also requires such restaurants to provide to consumers, upon request, a written summary of detailed nutritional information, including total calories and calories from fat, total fat, saturated fat, cholesterol, sodium, total carbohydrates, complex carbohydrates, sugars, dietary fiber, and total protein in each serving size or other unit of measure, for each standard menu item. The FDA is also permitted to require additional nutrient disclosures, such as trans fat content. We are not currently subject to requirements to post nutritional information on our menus or in our restaurants, but because we currently operate 19 Sullivan’s locations, if we open a new Sullivan’s location we would be subject to the rules established by the FDA under the PPACA once they become effective. The publication of the final rules has been delayed and the FDA has not provided an expected date for their publication. Our compliance with the PPACA or other similar laws to which we may become subject could reduce demand for our menu offerings, reduce customer traffic and/or reduce average revenue per customer, which would have an adverse effect on our revenue. Also, further government regulation restricting smoking in restaurants and bars, may reduce customer traffic. Any reduction in customer traffic related to these or other government regulations could affect revenues and adversely affect our business and results of operations.

To the extent that governmental regulations impose new or additional obligations on our suppliers, including, without limitation, regulations relating to the inspection or preparation of meat, food and other products used in our business, product availability could be limited and the prices that our suppliers charge us could increase. We may not be able to offset these costs through increased menu prices, which could have a material adverse effect on our business. If any of our restaurants were unable to serve particular food products, even for a short period of time, or if we are unable to offset increased costs, our business and results of operations could be adversely affected.

Changes to minimum wage laws could increase our labor costs substantially.

Under the minimum wage laws in most jurisdictions, we are permitted to pay certain hourly employees a wage that is less than the base minimum wage for general employees because these employees receive tips as a substantial part of their income. As of December 25, 2012, approximately 43% of our employees earn this lower minimum wage in their respective locations since tips constitute a substantial part of their income. If cities, states or the federal government change their laws to require all employees to be paid the general employee minimum base wage regardless of supplemental tip income, our labor costs would increase substantially. In addition, any increase in the minimum wage, such as the increase in the minimum wage on July 24, 2009 to $7.25 per hour under the Federal Minimum Wage Act of 2007, would increase our costs. Certain states in which we operate restaurants have adopted or are considering adopting minimum wage statutes that exceed the federal minimum wage as well. We may be unable or unwilling to increase our prices in order to pass these increased labor costs on to our customers, in which case, our business and results of operations could be adversely affected.

We occupy most of our restaurants under long-term non-cancelable leases for which we may remain obligated to perform under even after a restaurant closes, and we may be unable to renew leases at the end of their terms. We also guarantee five leases with third parties for affiliates of Lone Star Fund.

All but one of our restaurants are located in leased premises. Many of our current leases are non-cancelable and typically have terms ranging from five to 15 years with renewal options for terms ranging from five to 10 years. We believe that leases that we enter into in the future will be on substantially similar terms. If we were to close or fail to open a restaurant at a location we lease, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. Our obligation to continue making rental payments and fulfilling other lease obligations in respect of leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we cannot renew such a lease we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks. We also guarantee five leases entered into by various operating subsidiaries of Lone Star Steakhouse & Saloon that were entered into by certain of the Casual Dining Companies prior to the acquisition of Lone Star Steakhouse and Saloon by Lone Star Fund, which is discussed in greater detail in Item 1, Business and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. At December 25, 2012, the maximum potential amount of future lease payments we could be required to make as a result of the guarantees was $2.0 million. The entities that are party to these leases are not controlled or managed by us. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements. If we are required to make payments under one of our leases after a restaurant closes or one of the leases that we guarantee, or if we are unable to renew our restaurant leases, our business and results of operations could be adversely affected.

The impact of negative economic factors, including the availability of credit, on our landlords and other retail center tenants could negatively affect our financial results.

Negative effects on our existing and potential landlords due to the inaccessibility of credit and other unfavorable economic factors may, in turn, adversely affect our business and results of operations. If our landlords are unable to obtain financing or remain in good standing under their existing financing arrangements, they may be unable to provide construction contributions or satisfy other lease covenants to us. If any landlord files for bankruptcy protection, the landlord may be able to reject our lease in the bankruptcy proceedings. While we would have the option to retain our rights under the lease, we could not compel the landlord to perform any of its obligations and would be left with damages as our sole recourse. In addition, if our landlords are unable to obtain sufficient credit to continue to properly manage their retail sites, we may experience a drop in the level of quality of such retail centers. Our development of new restaurants may also be adversely affected by the negative financial situations of developers and potential landlords. Many landlords have delayed or cancelled recent development projects (as well as renovations of existing projects) due to the instability in the credit markets and recent declines in consumer spending, which has reduced the number of high-quality locations available that we would consider for our new restaurants. In addition, several other tenants at retail centers in which we are located or where we have executed leases have ceased operations or, in some cases, have deferred openings or failed to open after committing to do so. These failures may lead to reduced customer traffic and a general deterioration in the surrounding retail centers in which our restaurants are located and may contribute to lower customer traffic at our restaurants. If any of the foregoing affect any of our landlords or their other retail tenants our business and results of operations may be adversely affected.

Fixed rental payments account for a significant portion of our operating expenses, which increases our vulnerability to general adverse economic and industry conditions and could limit our operating and financing flexibility.

Payments under our operating leases account for a significant portion of our operating expenses and we expect the new restaurants we open in the future will similarly be leased by us. Specifically, payments under our operating leases accounted for 11.6%, 12.7% and 12.8% of our restaurant operating expenses in 2010, 2011 and 2012, respectively. Our substantial operating lease obligations could have significant negative consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring a substantial portion of our available cash flow to be applied to our rental obligations, thus reducing cash available for other purposes;

•	limiting our flexibility in planning for or reacting to changes in our business or the industry in which we compete; and

•	placing us at a disadvantage with respect to some of our competitors.

We depend on cash flow from operations to pay our lease obligations and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities and sufficient funds are not otherwise available to us from borrowings under our credit facility or other sources, we may not be able to meet our operating lease obligations, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which could adversely affect our business and results of operations.

Any future indebtedness we may incur may limit our operational and financing flexibility and negatively impact our business.

We currently have a credit facility that provides for a revolving loan of up to $25.0 million which we entered into in October 2012. There were no outstanding borrowings under this facility at December 25, 2012. We may incur substantial additional indebtedness in the future. Our credit facility, and other debt instruments we may enter into in the future, may have important consequences to you, including the following:

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•	the requirement that we use a significant portion of our cash flows from operations to pay interest on any outstanding indebtedness, which would reduce the funds available to us for operations and other purposes; and

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited.

We expect that we will depend primarily on cash generated by our operations for funds to pay our expenses and any amounts due under our credit facility and any other indebtedness we may incur. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flows from operations in the future and our currently anticipated growth in revenues and cash flows may not be realized, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not have enough money, we may be required to refinance all or part of our then existing debt, sell assets or borrow more money, in each case on terms that are not acceptable to us. In addition, the terms of existing or future debt agreements, including our existing credit facility, may restrict us from adopting any of these alternatives. Our ability to recapitalize and incur additional debt in the future could also delay or prevent a change in control of our company, make some transactions more difficult and impose additional financial or other covenants on us. In addition, any significant levels of indebtedness in the future could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt and could make us more vulnerable to economic downturns and adverse developments in our business. Our indebtedness and any inability to pay our debt obligations as they come due or inability to incur additional debt could adversely affect our business and results of operations.

The terms of our credit facility impose operating and financial restrictions on us.

Our credit facility contains a number of significant restrictions and covenants that generally limit our ability to, among other things:

•	pay dividends or purchase stock or make other restricted payments to our stockholders;

•	incur additional indebtedness;

•	issue guarantees;

•	make investments;

•	use assets as security in other transactions;

•	sell assets or merge with or into other companies;

•	make capital expenditures;

•	enter into transactions with affiliates;

•	sell equity or other ownership interests in our subsidiaries; and

•	create or permit restrictions on our subsidiaries’ ability to make payments to us.

Our credit facility limits our ability to engage in these types of transactions even if we believed that a specific transaction would contribute to our future growth or improve our operating results. Our credit facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Specifically, these covenants require that we have a fixed charge coverage ratio of greater than 2.00 and a leverage ratio of less than 1.00. As of December 25, 2012, we were in compliance with these tests. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these provisions or our inability to comply with required financial ratios in our credit facility could result in a default under the credit facility in which case the lenders will have the right to declare all borrowings to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with the terms of the credit facility, and the lenders accelerate the amounts outstanding under the credit facility our business and results of operations would be adversely affected.

Our credit facility carries floating interest rates, thereby exposing us to market risk related to changes in interest rates. Accordingly, our business and results of operations may be adversely affected by changes in interest rates. Assuming a one percentage point increase on our base interest rate on our credit facility and a full drawdown on the credit facility, our interest expense would increase by approximately $0.3 million over the course of 12 months.

We could face labor shortages that could slow our growth and adversely impact our ability to operate our restaurants.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and servers, necessary to keep pace with our anticipated expansion schedule and meet the needs of our existing restaurants. A sufficient number of qualified individuals of the requisite caliber to fill these positions may be in short supply in some communities. Competition in these communities for qualified staff could require us to pay higher wages and provide greater benefits. Any inability to recruit and retain qualified individuals may also delay the planned openings of new restaurants and could adversely impact our existing restaurants. Any such inability to retain or recruit qualified employees, increased costs of attracting qualified employees or delays in restaurant openings could adversely affect our business and results of operations.

The failure to enforce and maintain our intellectual property rights could enable others to use names confusingly similar to the names and marks used by our restaurants, which could adversely affect the value of our brands.

We have registered, or have applications pending to register, the names Del Frisco’s, Double Eagle Steak House, Sullivan’s, Del Frisco’s Grille and certain other names and logos used by our restaurants as trade names, trademarks or service marks with the United States Patent and Trademark Office and in certain foreign countries. We have the exclusive right to use these trademarks throughout the United States, other than with respect to one location in Louisville, Kentucky, including the 50 mile surrounding area, where an unrelated third party has the right to use a specific registration of the Del Frisco’s name in Jefferson and Fayette Counties in Kentucky, Marion County in Indiana and Hamilton County in Ohio, and one location in Orlando, Florida, where an unrelated third party has a license to use the Del Frisco’s name in Orange, Seminole and Ocala counties through June 1, 2013, as described in greater detail in Item 1, Business—Intellectual Property. The success of our business depends in part on our continued ability to utilize our existing trade names, trademarks and service marks as currently used in order to increase our brand awareness. In that regard, we believe that our trade names, trademarks and service marks are valuable assets that are critical to our success. The unauthorized use or other misappropriation of our trade names, trademarks or service marks could diminish the value of our brands and restaurant concepts and may cause a decline in our revenues and force us to incur costs related to enforcing our rights. In addition, the use of trade names, trademarks or service marks similar to ours in some markets may keep us from entering those markets. While we may take protective actions with respect to our intellectual property, these actions may not be sufficient to prevent, and we may not be aware of all incidents of, unauthorized usage or imitation by others. Any such unauthorized usage or imitation of our intellectual property, including the costs related to enforcing our rights, could adversely affect our business and results of operations.

Information technology system failures or breaches of our network security, including with respect to confidential information, could interrupt our operations and adversely affect our business.

We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our restaurants. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could subject us to litigation or actions by regulatory authorities. In addition, the majority of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information of their customers has been stolen. If this or another type of breach occurs at one of our restaurants, we may become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our customers’ credit or debit card information. Although we employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption and intend to maintain and upgrade our security technology and operational procedures to prevent such damage, breaches or other disruptive problems, there can be no assurance that these security measures will be successful. Any such claim, proceeding or action by a regulatory authority, or any adverse publicity resulting from these allegations, could adversely affect our business and results of operations.

Lone Star Fund owns a substantial portion of our common stock, it may have conflicts of interest with other stockholders in the future and its significant ownership will limit your ability to influence corporate matters.

Lone Star Fund beneficially owns approximately 76% of our outstanding common stock. As a result of this concentration of stock ownership, Lone Star Fund acting on its own has sufficient voting power to effectively control all matters submitted to our stockholders for approval that do not require a super majority, including director elections and proposed amendments to our bylaws.

In addition, this concentration of ownership may delay or prevent a merger, consolidation or other business combination or change in control of our company and make some transactions that might otherwise give you the opportunity to realize a premium over the then-prevailing market price of our common stock more difficult or impossible without the support of Lone Star Fund. The interests of Lone Star Fund may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, Lone Star Fund could cause us to enter into transactions or agreements of which you would not approve or make decisions with which you would disagree. This concentration of ownership may also adversely affect our share price.

Additionally, Lone Star Fund is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Lone Star Fund may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. In recognition that principals, members, directors, managers, partners, stockholders, officers, employees and other representatives of Lone Star Fund and its affiliates and investment funds may serve as our directors or officers, our certificate of incorporation provides, among other things, that none of Lone Star Fund or any principal, member, director, manager, partner, stockholder, officer, employee or other representative of Lone Star Fund has any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business that we do. In the event that any of these persons or entities acquires knowledge of a potential transaction or matter which may be a corporate opportunity for itself and us, we will not have any expectancy in such corporate opportunity, and these persons and entities will not have any duty to communicate or offer such corporate opportunity to us and may pursue or acquire such corporate opportunity for itself or direct such opportunity to another person. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if, among other things, attractive corporate opportunities are allocated by the sponsors to themselves or their other affiliates.

We are a “controlled company” within the meaning of the NASDAQ rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements.

We are a “controlled company” within the meaning of the NASDAQ corporate governance standards. Under the NASDAQ rules, a company of which more than 50% of the voting power is held by another company is a “controlled company” and need not comply with certain requirements, including the requirement that a majority of the board of directors consist of independent directors and the requirements that our compensation and nominating and corporate governance committees be comprised entirely of independent directors. We currently utilize and intend to continue to utilize these exemptions. As a result, we do not have a majority of independent directors nor do our nominating and compensation committees consist entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ corporate governance requirements.

We are a holding company and depend on the cash flow of our subsidiaries.

We are a holding company with no material assets other than the equity interests of our subsidiaries. Our subsidiaries conduct substantially all of our operations and own substantially all of our assets and intellectual property. Consequently, our cash flow and our ability to meet our obligations and pay any future dividends to our stockholders depends upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries directly or indirectly to us in the form of dividends, distributions and other payments. Any inability on the part of our subsidiaries to make payments to us could have a material adverse effect on our business, financial condition and results of operations.

Provisions of our charter documents, Delaware law and other documents could discourage, delay or prevent a merger or acquisition at a premium price.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. For example, our certificate of incorporation and bylaws include provisions that:

•	permit us to issue without stockholder approval preferred stock in one or more series and, with respect to each series, fix the number of shares constituting the series and the designation of the series, the voting powers, if any, of the shares of the series and the preferences and other special rights, if any, and any qualifications, limitations or restrictions, of the shares of the series;

•	prevent stockholders from calling special meetings;

•	restrict the ability of stockholders to act by written consent after such time as Lone Star Fund owns less than a majority of our common stock;

•	limit the ability of stockholders to amend our certificate of incorporation and bylaws;

•	require advance notice for nominations for election to the board of directors and for stockholder proposals;

•	do not permit cumulative voting in the election of our directors, which means that the holders of a majority of our common stock may elect all of the directors standing for election; and

•	establish a classified board of directors with staggered three-year terms.

These provisions may discourage, delay or prevent a merger or acquisition of our company, including a transaction in which the acquiror may offer a premium price for our common stock.

We are also subject to Section 203 of the Delaware General Corporation Law, or the DGCL, which, subject to certain exceptions, prohibits us from engaging in any business combination with any interested stockholder, as defined in that section, for a period of three years following the date on which that stockholder became an interested stockholder. In addition, our equity incentive plan permits vesting of stock options and restricted stock, and payments to be made to the employees thereunder in certain circumstances, in connection with a change of control of our company, which could discourage, delay or prevent a merger or acquisition at a premium price.

We are an “emerging growth company” and we cannot be certain if we will be able to maintain such status.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, or JOBS Act, and we intend to adopt certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We may remain as an “emerging growth company” for up to five full fiscal years following our initial public offering, which occurred July 26, 2012. We would cease to be an “emerging growth company,” and therefore not be able to rely upon the above exemptions, if we have more than $1 billion in annual revenues in a fiscal year, we issue more than $1 billion of non-convertible debt over a three-year period or we have more than $700 million in market value of our common stock held by non-affiliates as of any June 30 before the end of the five full fiscal years.

Additionally, because the JOBS Act has only recently been enacted, it is not yet clear whether investors will accept the more limited disclosure requirements that we may be entitled to follow so long as we qualify as an “emerging growth company.” Therefore, we cannot predict if investors will find our common stock less attractive because we will rely on any of the exemptions discussed above. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we are unable to implement and maintain the effectiveness of our internal control over financial reporting, our independent registered public accounting firm may not be able to provide an unqualified report on our internal controls.

Pursuant to Section 404 of the Sarbanes-Oxley Act and the related rules adopted by the SEC and the Public Company Accounting Oversight Board, starting with the second annual report that we file with the SEC after the consummation of our initial public offering, our management will be required to report on the effectiveness of our internal control over financial reporting. In addition, once we no longer qualify as an “emerging growth company” under the JOBS Act and lose the ability to rely on the exemptions related thereto discussed above, our independent registered public accounting firm will also need to attest to the effectiveness of our internal control over financial reporting under Section 404. We may encounter problems or delays in completing the implementation of any changes necessary to our internal control over financial reporting to conclude such controls are effective. If we conclude and, once we no longer qualify as an “emerging growth company” under the JOBS Act, our independent registered public accounting firm concludes, that our internal control over financial reporting is not effective, investor confidence and our stock price could decline.

Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of NASDAQ listing rules, and result in a breach of the covenants under our financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the price of our common stock.

As a public company, we incur significant costs and face demands on our management to comply with the SEC and NASDAQ requirements.

We are required as a public company to comply with an extensive body of regulations, including provisions of the Sarbanes-Oxley Act as well as rules and regulations promulgated by the SEC and NASDAQ. These rules and regulations could result in substantial legal and financial compliance costs and make some activities more time-consuming and costly, and these costs and demands may increase after we are no longer an “emerging growth company.” In addition, we incur costs associated with our public company reporting requirements and maintaining directors’ and officers’ liability insurance. Furthermore, our management has increased demands on its time in order to ensure we comply with public company reporting requirements and the compliance requirements of the Sarbanes-Oxley Act, as well as any rules and requirements subsequently implemented by the SEC and NASDAQ.

Our reported financial results may be adversely affected by changes in accounting principles applicable to us.

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Properties

We currently operate 34 restaurants across 19 states. We currently lease all of our restaurants, except for one Del Frisco’s restaurant. The majority of our leases provide for minimum annual rents with some containing percentage-of-sales rent provisions, against which the minimum rent may be applied. Typically, our lease terms are five to 15 years at initiation, with two to four five-year extension options. None of our restaurant leases can be terminated early by the landlord other than as is customary in the context of a breach or default under the applicable lease.

Opening Date	City	State	Lease/Own
Del Frisco’s Double Eagle Steak House
September 1995	Dallas	Texas	Own
April 1996	Ft. Worth	Texas	Lease
January 1997	Denver	Colorado	Lease
March 2000	New York	New York	Lease
July 2000	Las Vegas	Nevada	Lease(1)
May 2007	Charlotte	North Carolina	Lease
November 2007	Houston	Texas	Lease
November 2008	Philadelphia	Pennsylvania	Lease
April 2011	Boston	Massachusetts	Lease
December 21012	Chicago	Illinois	Lease

Del Frisco’s Grille
August 2011	New York	New York	Lease
November 2011	Dallas	Texas	Lease
June 2012	Phoenix	Arizona	Lease
July 2012	Washington D.C.		Lease
October 2012	Atlanta	Georgia	Lease

Sullivan’s Steakhouse
May 1996	Austin	Texas	Lease
November 1996	Indianapolis	Indiana	Lease
October 1997	Baton Rouge	Louisiana	Lease
December 1997	Wilmington	Delaware	Lease
January 1998	Charlotte	North Carolina	Lease
July 1998	Houston	Texas	Lease
September 1998	Anchorage	Alaska	Lease(1)
September 1998	King of Prussia	Pennsylvania	Lease
December 1998	Naperville	Illinois	Lease(2)
January 1999	Palm Desert	California	Lease(3)
January 1999	Denver	Colorado	Lease(3)
June 1999	Chicago	Illinois	Lease
August 1999	Raleigh	North Carolina	Lease
December 2000	Tucson	Arizona	Lease
July 2007	Omaha	Nebraska	Lease
July 2008	Leawood	Kansas	Lease
November 2008	Lincolnshire	Illinois	Lease
February 2009	Baltimore	Maryland	Lease
June 2010	Seattle	Washington	Lease

(1)	Current lease term expires September 30, 2013, but can be renewed at our election for an additional five year term with advance written notice.
(2)	Current lease term expires October 31, 2013, but can be renewed at our election for an additional five year term with advance written notice.
(3)	Current lease term expires November 30, 2013, but can be renewed at our election for an additional five year term with advance written notice.

On June 30, 2012, we closed our Dallas Sullivan’s location and on July 2, 2012, we completed the sale of the real property to a third party. See note 17 in the notes to our consolidated financial statements. We closed the Dallas Sullivan’s and sold the underlying property because the trade area moved away from this location, and we believed that a sale of the property and reinvestment of the proceeds would provide a better return on capital than continuing to operate the restaurant. Our corporate headquarters is located in Southlake, Texas. We lease the property for our corporate headquarters.

Item 3.	Legal Proceedings

We are subject to various claims and legal actions, including class actions, arising in the ordinary course of business from time to time, including claims related to food quality, personal injury, contract matters, health, wage and employment and other issues. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, management believes that adequate provisions have been made and that the ultimate outcomes will not have a material adverse effect on our financial position.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder matters and Issuer Purchases of Equity Securities

Information Regarding our Common Stock

Our common stock is listed on the Nasdaq Global Select Market under the symbol “DFRG” and registered under Section 12 of the Securities and Exchange Act of 1934 since July 27, 2012, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as quoted by the Nasdaq Global Select Market.

	High	Low
2012
Third Quarter (July 27, 2012 – September 4, 2012)	$14.90	$11.73
Fourth Quarter (September 5, 2012 – December 25, 2012)	$16.84	$12.67

The market price of our common stock is subject to fluctuations in response to variations in our quarterly operating results, general trends in the restaurant industry as well as other factors, many of which are not within our control. In addition, broad market fluctuations, as well as general economic, business and political conditions may adversely affect the market for our common stock, regardless of our actual or projected performance.

The closing sale price of a share of our common stock, as reported by the Nasdaq Global Select Market, on February 22, 2013, was $17.88. As of February 22, 2013, there were two holders of record of our common stock, not including beneficial owners of shares registered in nominee or street name.

Performance Graph

The following table and graph shows the cumulative total stockholder return on the Company’s Common Stock with the S&P 500 Stock Index, the S&P Small Cap 600 Index and the Dow Jones U.S. Restaurants & Bars Index, in each case assuming an initial investment of $100 on July 27, 2012 and full dividend reinvestment.

CUMULATIVE TOTAL RETURN

Assuming an investment of $100 and reinvestment of dividends

	7/27/2012	12/24/2012
Del Frisco’s Restaurant Group, Inc.	$100.00	$117.92
S&P 500 Stock Index	$100.00	$102.94
S&P SmallCap 600 Index	$100.00	$106.24
Dow Jones U.S. Restaurants & Bars Index	$100.00	$101.95

The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

Information Regarding Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock for the foreseeable future. We anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition, operating results and other factors our board of directors deems relevant.

Our credit facility contains, and debt instruments that we enter into in the future may contain, covenants that place limitations on the amount of dividends we may pay. In addition, under Delaware law, our board of directors may declare dividends only to the extent of our surplus, which is defined as total assets at fair market value minus total liabilities, minus statutory capital, or, if there is no surplus, out of our net profits for the then current and immediately preceding year.

Item 6.	Selected Financial Data

The following table sets forth certain of our historical financial data. We have derived the selected historical consolidated financial data for fiscal years 2008 through 2012 from our audited financial statements and the related notes. Not all periods shown below are discussed in this Annual Report on Form 10-K. You should read this information together with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future performance.

	Fiscal Year Ended (1)
	December 30, 2008	December 29, 2009	December 28, 2010	December 27, 2011	December 25, 2012
Income Statement Data:
Revenues	$174,919	$157,408	$162,855	$198,625	$232,435

Costs and expenses:
Costs of sales	57,392	46,753	49,481	60,743	71,093
Restaurant operating expenses	71,567	67,537	71,917	86,311	100,143
Marketing and advertising costs	3,378	3,435	2,744	4,246	4,682
Pre-opening costs	2,469	493	798	3,018	4,058
General and administrative	6,354	8,236	7,512	10,640	13,449
Costs associated with strategic alternatives	2,379	—	—	—	—
Management and accounting fees paid to related party	2,104	2,878	3,345	3,399	1,252
Asset advisory agreement termination fee	—	—	—	—	3,000
Public offering transaction bonuses	—	—	—	—	1,462
Depreciation and amortization	4,409	6,268	6,459	6,998	8,675

Operating income	24,867	21,808	20,599	23,270	24,621

Other income (expense), net:
Interest expense-affiliates	(2,295)	(2,281)	(1,775)	—	—
Interest expense-other	(10,147)	(5,942)	(9,906)	(6,355)	(2,920)
Write-off of debt issuance costs	—	—	—	(2,501)	(1,649)
Dissenting shareholders expense	—	(1,583)	—	—	—
Other, net	(182)	36	(249)	(114)	113

Income (loss) from continuing operations before income taxes	12,243	12,038	8,669	14,300	20,165
Income tax expense (benefit)	5,136	3,454	(88)	4,653	5,592

Income (loss) from continuing operations	$7,107	$8,584	$8,757	$9,647	$14,573

Discontinued operations, net of income tax	(163)	28	(27)	(674)	(819)

Net income (loss)	$6,944	$8,612	$8,730	$8,973	$13,754

Basic and diluted net income (loss) per common share (2):
Continuing operations	$0.40	$0.48	$0.49	$0.54	$0.71
Discontinued operations	(0.01)	0.00	(0.00)	(0.04)	(0.04)

Basic and diluted net income (loss) per share	$0.39	$0.48	$0.49	$0.50	$0.67

Weighted average shares used in computing net income (loss) per common share (2):
Basic and diluted	17,994,667	17,994,667	17,994,667	17,994,667	20,432,579

	December 30,	December 29,	December 28,	December 27,	December 25,
	2008	2009	2010	2011	2012
Balance Sheet Data (at end of period):
Cash and cash equivalents	$7,292	$13,257	$4,157	$14,119	$10,763
Working capital (deficit) (3)	(34,177)	1,061	(232)	2,940	(755)
Total assets	225,170	236,424	217,725	234,274	258,385
Total debt	151,706	150,544	78,922	70,000	—
Total stockholders’ equity (deficit)	(10,579)	32,741	87,155	95,872	177,901

	Fiscal Year Ended (1)
	December 30,	December 29,	December 28,	December 27,	December 25,
	2008	2009	2010	2011	2012
Other Financial Data:
Net cash provided by operating activities	$16,003	$18,916	$11,999	$28,503	$30,968
Net cash provided by (used in) investing activities	(16,947)	(28,538)	(1,210)	(7,151)	(32,173)
Net cash provided by (used in) financing activities	75	15,587	(19,889)	(11,390)	(2,151)
Capital Expenditures	21,422	7,755	5,550	20,063	33,635
Adjusted EBITDA (4)	34,255	30,204	29,926	36,415	43,005
Adjusted EBITDA Margin (5)	19.6%	19.2%	18.4%	18.3%	18.5%
Restaurant-level EBITDA (4)	42,230	39,683	38,713	47,325	56,454
Restaurant-level EBITDA Margin (6)	24.1%	25.2%	23.8%	23.8%	24.3%

Operating Data:
Total Restaurants (at end of period)	25	26	27	30	34
Total comparable restaurants (at end of period) (7)	20	22	26	26	28
Average sales per comparable restaurant	$7,724	$6,199	$6,237	$6,802	$7,457
Percentage change in comparable restaurant sales (7)	(2.2)%	(18.6)%	4.4%	11.2%	4.2%

(1)	We utilize a 52- or 53-week accounting period which ends on the last Tuesday of December. The fiscal year ended December 30, 2008 had 53 weeks. The fiscal years ended December 29, 2009, December 28, 2010, December 27, 2011 and December 25, 2012 each had 52 weeks.
(2)	Basic and diluted income per share is computed by dividing net income for each period by the shares of common stock issued following our conversion from a limited liability company to a corporation immediately prior to the effectiveness of our initial public offering. Such shares are assumed to be outstanding for all periods presented. There are no potentially dilutive securities.
(3)	Defined as total current assets minus total current liabilities.
(4)	Adjusted EBITDA and restaurant-level EBITDA are metrics used by management to measure operating performance. Adjusted EBITDA represents net income before interest, taxes, and depreciation and amortization, plus the sum of certain non-operating expenses, including pre-opening costs, abandoned registration costs and management fees and expenses. Restaurant-level EBITDA represents net income before interest, taxes and depreciation and amortization, plus the sum of certain non-operating expenses, including pre-opening costs, abandoned registration costs, management fees and expenses and general and administrative expenses.

The following table presents a reconciliation of adjusted EBITDA and restaurant-level EBITDA to net income:

	Fiscal Year Ended (1)
	December 30,	December 29,	December 28,	December 27,	December 25,
	2008	2009	2010	2011	2012
Income from continuing operations	$7,107	$8,584	$8,757	$9,647	$14,573
Income tax expense (benefit)	5,136	3,454	(88)	4,653	5,592
Interest income	(170)	(36)	(75)	(16)	(9)
Interest expense-other	10,147	5,942	9,906	6,355	2,920
Interest expense-affiliate	2,295	2,281	1,775	—	—
Write-off of debt issuance costs	—	—	—	2,501	1,649
Depreciation and amortization	4,409	6,268	6,459	6,998	8,675
Pre-opening costs	2,469	493	798	3,018	4,058
Lease guarantee payments	—	—	324	130	(167)
Dissenting shareholders expense	—	1,583	—	—	—
Costs associated with strategic alternatives	2,379	—	—	—	—
Management fees and expenses (a)	483	1,635	2,070	3,129	1,252
Asset advisory agreement termination fee	—	—	—	—	3,000
Public offering transaction bonuses	—	—	—	—	1,462

Adjusted EBITDA	$34,255	$30,204	$29,926	$36,415	$43,005
General and administrative	6,354	8,236	7,512	10,640	13,449
Related party shared services fees	1,621	1,243	1,275	270	—

Restaurant-level EBITDA	$42,230	$39,683	$38,713	$47,325	$56,454

(a)	Includes asset management fees and expenses paid to an affiliate of Lone Star Fund pursuant to our asset advisory agreement, but excludes amounts paid to another affiliate of Lone Star Fund for accounting, administrative and management services under our shared services agreement, which is referred to as the related party shared services fee. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Definitions—Management and Accounting Fees Paid to Related Party.”

We present adjusted EBITDA and restaurant-level EBITDA as supplemental performance measures because we believe they facilitate a comparative assessment of our operating performance relative to our performance based on our results under generally accepted accounting principles in the United States, or GAAP, while isolating the effects of some items that vary from period to period without any correlation to core operating performance. Specifically, adjusted EBITDA allows for an assessment of our operating performance without the effect of non-cash depreciation and amortization expenses or our ability to service or incur indebtedness. Restaurant-level EBITDA allows for further assessment of our operating performance by eliminating the effect of general and administrative expenses incurred at the corporate level. These measures also function as a benchmark to evaluate our operating performance or compare our performance to that of our competitors because companies within our industry exhibit significant variations with respect to capital structures and cost of capital (which affect interest expense and tax rates) and differences in book depreciation of facilities and equipment (which affect relative depreciation expense), including significant differences in the depreciable lives of similar assets among various companies.

This Annual Report on Form 10-K also includes information concerning adjusted EBITDA margin, which is defined as the ratio of adjusted EBITDA to revenues, and restaurant-level EBITDA margin, which is defined as the ratio of restaurant-level EBITDA to revenues. We present adjusted EBITDA margin and restaurant-level EBITDA margin because they are used by management as a performance measurement to judge the level of adjusted EBITDA and restaurant-level EBITDA, respectively, generated from revenues. We believe their inclusion is appropriate to provide additional information to investors and other external users of our financial statements.

Adjusted EBITDA, restaurant-level EBITDA, adjusted EBITDA margin and restaurant-level EBITDA margin are not measurements of our financial performance under GAAP and should not be considered in isolation or as an alternative to net income, net cash provided by operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with GAAP. We understand that although adjusted EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, it and restaurant-level EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under GAAP, as adjusted EBITDA and restaurant-level EBITDA do not reflect:

•	discretionary cash available to us to invest in the growth of our business;

•	changes in, or cash requirements for, our working capital needs;

•	our capital expenditures or future requirements for capital expenditures;

•	the interest expense, or the cash requirements necessary to service interest or principal payments, associated with our indebtedness; or

•

depreciation and amortization, which are non-cash charges, although the assets being depreciated and amortized will likely have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements.

(5)	Adjusted EBITDA margin is the ratio of adjusted EBITDA to revenues.
(6)	Restaurant-level EBITDA margin is the ratio of restaurant-level EBITDA to revenues.
(7)	We consider a restaurant to be comparable in the first full period following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Del Frisco’s Restaurant Group develops, owns and operates three contemporary, high-end, complementary restaurants: Del Frisco’s Double Eagle Steak House, Sullivan’s Steakhouse, and Del Frisco’s Grille. We currently operate 34 restaurants in 19 states. Of the 34 restaurants we operated as of the end of the period covered by this report, there are ten Del Frisco’s restaurants, 19 Sullivan’s restaurants and five Grille restaurants. During the fourth fiscal quarter of 2012 we opened one new Del Frisco’s location in Chicago, Illinois and one new Grille location in Atlanta, Georgia.

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

We believe there are opportunities to open three to five restaurants annually, generally composed of one Del Frisco’s and two to four Sullivan’s and/or Grilles, with new openings of our Grille concept likely serving as the primary driver of new unit growth in the near term. During 2013 we expect to open four to five Grilles. See Item 1, Business for a discussion of our targeted average cash investment for each concept and other information regarding the opening of a new location.

Performance Indicators. We use the following key metrics in evaluating the performance of our restaurants:

•

Comparable Restaurant Sales. We consider a restaurant to be comparable during the first full fiscal period following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 26 and 28 restaurants at December 27, 2011 and December 25, 2012, respectively.

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

•

Adjusted EBITDA Margin. Adjusted EBITDA margin represents net income before interest, taxes and depreciation and amortization plus the sum of certain non-operating expenses, including pre-opening costs, and management fees and expenses, as a percentage of our revenues. By monitoring and controlling our adjusted EBITDA margins, we can gauge the overall profitability of our company. See Item 6, Selected Financial Data for additional information on adjusted EBITDA margin.

•

Restaurant-Level EBITDA Margin. Restaurant-level EBITDA margin represents net income before interest, taxes and depreciation and amortization plus the sum of certain non-operating expenses, including pre-opening costs, management fees and expenses and general and administrative expenses, as a percentage of our revenues. By monitoring and controlling our restaurant-level EBITDA margins, we can gauge the overall profitability of our core restaurant operations. See Item 6, Selected Financial Data and note 14 in the notes to our condensed consolidated financial statements for additional information on restaurant-level EBITDA margin.

Our business is subject to seasonal fluctuations. Historically, the percentage of our annual revenues earned during the first and fourth fiscal quarters has been higher due, in part, to increased gift card redemptions and increased private dining during the year-end holiday season, respectively. In addition, we operate on a 52 or 53 week fiscal year ending the last Tuesday of each December, and our first, second and third quarters each contain 12 operating weeks with the fourth quarter containing 16 or 17 operating weeks. As many of our operating expenses have a fixed component, our operating income and operating income margin have historically varied significantly from quarter to quarter. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Key Financial Definitions

Revenues. Revenues consist primarily of food and beverage sales at our restaurants, net of any discounts, such as management meals and employee meals, associated with each sale. Additionally, revenues are net of the cost of rewards associated with our loyalty program. In 2012, food comprised 66% of food and beverage sales with beverage comprising the remaining 34%. Revenues are directly influenced by the number of operating weeks in the relevant period and comparable restaurant sales growth. Comparable restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. Comparable restaurant sales growth is primarily influenced by the number of customers eating in our restaurants, which is influenced by the popularity of our menu items, competition with other restaurants in each market, our customer mix and our ability to deliver a high quality dining experience, and the average check, which is driven by menu mix and pricing.

Cost of Sales. Cost of sales is comprised primarily of food and beverage expenses. We measure food and beverage expenses by tracking cost of sales as a percentage of revenues. Food and beverage expenses are generally influenced by the cost of food and beverage items, distribution costs and menu mix. The components of cost of sales are variable in nature, increase with revenues, are subject to increases or decreases based on fluctuations in commodity costs, including beef prices, and depend in part on the controls we have in place to manage costs of sales at our restaurants.

Restaurant Operating Expenses. We measure restaurant operating expenses as a percentage of revenue. Restaurant operating expenses include the following:

•

Labor expenses, which comprise restaurant management salaries, hourly staff payroll and other payroll-related expenses, including management bonus expenses, vacation pay, payroll taxes, fringe benefits and health insurance expenses and are measured by tracking hourly and total labor as a percentage of revenues;

•

Occupancy expenses, which comprise all occupancy costs, consisting of both fixed and variable portions of rent, common area maintenance charges, real estate property taxes and other related occupancy costs and are measured by tracking occupancy as a percentage of revenues; and

•

Other operating expenses, which comprise repairs and maintenance, utilities, operating supplies and other restaurant-level related operating expenses and are measured by tracking other operating expenses as a percentage of revenues.

Marketing and Advertising Costs. Marketing and advertising costs include all media, production and related costs for both local restaurant advertising and national marketing. We measure the efficiency of our marketing and advertising expenditures by tracking these costs as a percentage of total revenues. We have historically spent approximately 1.5% to 2.5% of total revenues on marketing and advertising and expect to maintain this level in the near term.

Pre-opening Costs. Pre-opening costs are costs incurred prior to opening a restaurant, and primarily consist of manager salaries, relocation costs, recruiting expenses, employee payroll and related training costs for new employees, including rehearsal of service activities, as well as non-cash lease costs incurred prior to opening. In addition, pre-opening expenses include marketing costs incurred prior to opening as well as meal expenses for entertaining local dignitaries, families and friends. We currently target pre-opening costs per restaurant at $0.8 million for a Del Frisco’s and a Grille and $0.6 million for a Sullivan’s.

General and Administrative Expenses. General and administrative expenses are comprised of costs related to certain corporate and administrative functions that support development and restaurant operations and provide an infrastructure to support future company growth. These expenses reflect management, supervisory and staff salaries and employee benefits, travel, information systems, training, corporate rent, professional and consulting fees, technology and market research. We measure general and administrative costs by tracking general and administrative expenses as a percentage of revenues. These expenses are expected to increase as a result of costs associated with being a public company as well as costs related to our anticipated growth, including substantial training costs and significant investments in infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.

Management and Accounting Fees Paid to Related Party. In December 2006, Lone Star Fund acquired Lone Star Steakhouse & Saloon, Inc., which owned the Del Frisco’s and Sullivan’s concepts. Following the acquisition, our principal stockholder restructured the company to separate certain other Lone Star Steakhouse & Saloon concepts by, among other things, spinning off the subsidiaries that owned and operated those concepts. The entities which were spun-off, which along with their affiliate companies we refer to as the Casual Dining Companies, are wholly-owned by Lone Star Fund and are therefore considered related parties of us. We do not have any ownership interest in them and they do not have any ownership interest in us.

From December 13, 2006 to December 28, 2010, we were provided with certain accounting, administrative and management services by one of the Casual Dining Companies, which we refer to as the Shared Services Provider, under a shared services agreement. The Shared Services Provider provided similar services to each of the other Casual Dining Companies. We paid the Shared Services Provider $1.3 million and $0.3 million in 2010 and 2011, respectively, for these services. Effective January 1, 2011, we ended this relationship and InfoSync Services, LLC, a business process outsourcing provider focused exclusively on the restaurant industry, began providing similar services under a three-year agreement. We incurred expenses from InfoSync of $0.6 million and $0.7 million for services provided during 2011 and 2012, respectively, which is included in general and administrative expenses.

Additionally, from December 13, 2006 to August 1, 2012, we incurred an asset management fee from an affiliate of Lone Star Fund. This fee was billed monthly based upon the actual direct costs incurred by this affiliate in providing support to us. In 2010, 2011 and 2012, we paid this affiliate of Lone Star Fund approximately $2.1 million, $3.1 million and $1.3 million, respectively, for these services. Concurrent with our initial public offering, this arrangement was terminated in exchange for a lump sum payment to Lone Star Fund of $3.0 million. As a result, we entered into a transition services agreement with affiliates of Lone Star Fund pursuant to which we are provided certain insurance management, legal and benefits administration services. In 2012, we paid an aggregate of approximately $0.1 million to an affiliate of Lone Star Fund under the transition services agreement.

We measure management and accounting fees paid as a percentage of revenue.

Depreciation and Amortization. Depreciation and amortization includes depreciation of fixed assets and certain definite life intangible assets. We depreciate capitalized leasehold improvements over the shorter of the total expected lease term or their estimated useful life. As we accelerate our restaurant openings, depreciation and amortization is expected to increase as a result of our increased capital expenditures.

Discontinued Operations. On June 30, 2012, we closed our Dallas Sullivan’s location and on July 2, 2012, we completed the sale of the real property to a third party. We determined that this closure met the criteria for classification as discontinued operations. See note 16 in the notes to our consolidated financial statements.

Results of Operations

The following table sets forth certain statements of income data for the periods indicated:

	Fiscal Year Ended
	December 28,		December 27,		December 25,
	2010		2011		2012
Revenues	$162,855	100.0%	$198,625	100.0%	$232,435	100.0%

Costs and expenses:
Costs of sales	49,481	30.4%	60,743	30.6%	71,093	30.6%
Restaurant operating expenses	71,917	44.2%	86,311	43.5%	100,143	43.1%
Marketing and advertising costs	2,744	1.7%	4,246	2.1%	4,682	2.0%
Pre-opening costs	798	0.5%	3,018	1.5%	4,058	1.7%
General and administrative costs	7,512	4.6%	10,640	5.4%	13,449	5.8%
Management and accounting fees paid to related party	3,345	2.0%	3,399	1.7%	1,252	0.5%
Asset advisory agreement termination fee	—	—	—	—	3,000	1.3%
Public offering transaction bonuses	—	—	—	—	1,462	0.6%
Depreciation and amortization	6,459	4.0%	6,998	3.5%	8,675	3.7%

Operating income	20,599	12.6%	23,270	11.7%	24,621	10.7%

Other income (expense), net:
Interest expense-affiliates	(1,775)	(1.1%)	—	—	—	—
Interest expense-other	(9,906)	(6.0%)	(6,355)	(3.2%)	(2,920)	(1.3%)
Write-off of debt issuance costs	—	—	(2,501)	(1.2%)	(1,649)	(0.7%)
Other, net	(249)	(0.2%)	(114)	(0.1%)	113	—

Income from continuing operations before income taxes	8,669	5.3%	14,300	7.2%	20,165	8.7%

Income tax expense (benefit)	(88)	(0.1%)	4,653	2.3%	5,592	2.4%

Income from continuing operations	$8,757	5.4%	$9,647	4.9%	$14,573	6.3%

Fiscal Year Ended December 25, 2012 (52 weeks) Compared to Fiscal Year Ended December 27, 2011 (52 weeks)

The following tables show our operating results by operating segment, as well as our operating results as a percentage of revenues, for the fiscal years ended December 25, 2012 and December 27, 2011.

	Fiscal Year Ended December 25, 2012
	Del Frisco’s		Sullivan’s		Grille		Consolidated
	(dollars in thousands)
Revenues	$124,692	100.0%	$83,767	100.0%	$23,976	100.0%	$232,435	100.0%
Costs and expenses:
Cost of sales	38,914	31.2%	25,519	30.5%	6,660	27.8%	71,093	30.6%
Restaurant operating expenses	47,783	38.3%	40,240	48.0%	12,120	50.6%	100,143	43.1%
Marketing and advertising costs	2,002	1.6%	2,287	2.7%	393	1.6%	4,682	2.0%

Restaurant-level EBITDA	35,993	28.9%	15,721	18.8%	4,803	20.0%	56,517	24.3%

Pre-opening costs							4,058	1.7%
General and administrative							13,449	5.8%
Management and accounting fees paid to related party							1,252	0.5%
Asset advisory agreement termination fee							3,000	1.3%
Public offering transaction bonuses							1,462	0.6%
Depreciation and amortization							8,675	3.7%

Operating income							$24,621	10.7%

	Fiscal Year Ended December 27, 2011
	Del Frisco’s		Sullivan’s		Grille		Consolidated
	(dollars in thousands)
Revenues	$111,387	100.0%	$82,777	100.0%	$4,461	100.0%	$198,625	100.0%
Costs and expenses:
Cost of sales	34,316	30.8%	25,200	30.4%	1,227	27.5%	60,743	30.6%
Restaurant operating expenses	43,864	39.4%	39,758	48.0%	2,689	60.3%	86,311	43.5%
Marketing and advertising costs	1,930	1.7%	2,208	2.7%	108	2.4%	4,246	2.1%

Restaurant-level EBITDA	31,277	28.1%	15,611	18.9%	437	9.8%	47,325	23.8%

Pre-opening costs							3,018	1.5%
General and administrative							10,640	5.4%
Management and accounting fees paid to related party							3,399	1.7%
Depreciation and amortization							6,998	3.5%

Operating income							$23,270	11.7%

Revenues. Consolidated revenues increased $33.8 million, or 17.0%, to $232.4 million in 2012 from $198.6 million in 2011. This increase was due in part to a 4.2% increase in total comparable restaurant sales comprised of a 0.2% increase in customer counts and a 4.0% increase in average check. An additional $26.6 million was provided by 164 additional operating weeks resulting from one Del Frisco’s opening in April 2011, two Grille openings in August and November 2011, three Grille openings in June, July and October 2012 and one Del Frisco’s opening in December 2012.

Del Frisco’s revenues increased $13.3 million, or 11.9%, to $124.7 million in 2012 from $111.4 million in 2011. This increase was primarily due to a 6.6% increase in total comparable restaurant sales comprised of a 2.4% increase in customer counts and a 4.2% increase in average check. The increase in average check was impacted by combined menu price increases of approximately 1.2% implemented in December 2011 and March 2012 as well as the menu mix shifting to higher priced items and special offerings. The remainder of the increase was provided by 20 additional operating weeks resulting from Del Frisco’s openings in April 2011 and December 2012.

Sullivan’s revenues increased $1.0 million, or 1.2%, to $83.8 million in 2012 from $82.8 million in 2011. This increase was primarily due to a 1.2% increase in total comparable restaurant sales comprised of a 2.5% increase in average check partially offset by a 1.3% decrease in customer counts. The increase in average check was impacted by menu price increases of approximately 2.0% implemented in April 2011 and 1.5% implemented in April 2012 as well as the menu mix shifting to higher priced items and special offerings.

The Grille’s revenue increased $19.5 million to $24.0 million in 2012 from $4.5 million in 2011. This increase was provided by 144 additional operating weeks resulting from two Grille openings in August and November 2011 and three Grille openings in June, July and October 2012.

Cost of Sales. Consolidated cost of sales increased $10.4 million, or 17.1%, to $71.1 million in 2012 from $60.7 million in 2011. This increase was primarily due to an additional 164 operating weeks in 2012 as compared to 2011 from three restaurants opened in 2011 and four restaurants opened in 2012. As a percentage of consolidated revenues, consolidated cost of sales was consistent at 30.6% during 2012 and 2011.

As a percentage of revenues, Del Frisco’s cost of sales increased to 31.2% during 2012 from 30.8% in 2011. This increase in cost of sales, as a percentage of revenues, was primarily due to higher protein costs, primarily for our prime beef, accounting for approximately 80% of the increase, and wine, accounting for approximately 20% of the increase, which were partially offset by favorable seafood and non-protein food costs.

As a percentage of revenues, Sullivan’s cost of sales increased slightly to 30.5% during 2012 from 30.4% in 2011. This increase in cost of sales, as a percentage of revenues, was due to higher beef costs which were almost fully offset by lower non-protein food costs, accounting for approximately 46% of the offset, lower seafood costs, accounting for 26% of the offset, and wine and beverage costs, accounting for approximately 23% of the offset.

As a percentage of revenues, the Grille’s cost of sales increased to 27.8% during 2012 from 27.5% in 2011. The increase in cost of sales, as a percentage of revenues, was due primarily to new opening inefficiencies at three Grille openings in June, July and October 2012.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $13.8 million, or 16.0%, to $100.1 million in 2012 from $86.3 million in 2011. This increase was primarily due to an additional 164 operating weeks in 2012 as compared to 2011 from three restaurants opened in 2011 and four restaurants opened in 2012. As a percentage of consolidated revenues, consolidated restaurant operating expenses decreased to 43.1% in 2012 from 43.5% in 2011.

As a percentage of revenues, Del Frisco’s restaurant operating expenses decreased to 38.3% during 2012 from 39.4% in 2011. This decrease in restaurant operating expenses, as a percentage of revenues, was due to lower labor costs, accounting for approximately 60% of the decrease, and the leveraging of increased comparable restaurant revenues on certain fixed operating costs, accounting for approximately 40% of the decrease. In addition, the second quarter of fiscal 2011 included certain expected operating expense inefficiencies from the new restaurant opening in April 2011.

As a percentage of revenues, Sullivan’s restaurant operating expenses were consistent at 48.0% during 2012 and 2011. Labor costs were higher in 2012 than 2011, which was fully offset by decreases in other restaurant operating expenses driven by the leveraging of increased comparable restaurant revenues on certain fixed operating costs.

As a percentage of revenues, the Grille’s restaurant operating expenses decreased to 50.6% during 2012 from 60.3% in 2011. This decrease in restaurant operating expenses, as a percentage of revenues, was due to significant new opening inefficiencies at the two Grille openings in August and November 2011 which were the first two locations of this new concept.

Marketing and Advertising Costs. Consolidated marketing and advertising costs increased $0.5 million, or 11.9%, to $4.7 million in 2012 from $4.2 million in 2011. As a percentage of consolidated revenues, consolidated marketing and advertising costs decreased slightly to 2.0% in 2012 from 2.1% in fiscal 2011.

As a percentage of revenues, Del Frisco’s marketing and advertising costs decreased slightly to 1.6% in 2012 from 1.7% in 2011. In-restaurant advertising, outside promotions, and marketing research costs were higher in 2012 than 2011, which were fully offset by decreased costs for print and broadcast advertising and public relations fees.

As a percentage of revenues, Sullivan’s marketing and advertising costs were consistent at 2.7% during 2012 and 2011. Outside promotions and broadcast media advertising were higher in 2012 than 2011, which were fully offset by lower market research costs and print advertising costs.

As a percentage of revenues, the Grille’s marketing and advertising costs decreased to 1.6% in 2012 from 2.4% in 2011. This decrease in marketing and advertising costs, as a percentage of revenues, was due to the initial media development during the prior year for the two Grille openings in August and November 2011 which were the first two locations of this new concept.

Pre-opening Costs. Pre-opening costs increased by $1.1 million to $4.1 million in 2012 from $3.0 million in 2011 due to higher pre-opening costs incurred during 2012 related to the opening of one Del Frisco’s and three Del Frisco’s Grilles compared to one Del Frisco’s and two Del Frisco’s Grille openings during fiscal 2011.

General and Administrative Expenses. General and administrative expenses increased $2.8 million, or 26.4%, to $13.4 million in 2012 from $10.6 million in 2011. Of this increase, $1.5 million was due to compensation costs related to growth in the number of corporate and regional management-level personnel to support recent and anticipated growth and $0.4 million was due to higher professional fees. In addition, we incurred approximately $0.8 million in public company related expenses, including $0.3 million in non-cash stock compensation expense. This increase was partially offset by $0.3 million in one time employee severance costs incurred in the second quarter of fiscal 2011. As a percentage of revenues, general and administrative expenses increased to 5.8% in 2012 from 5.4% in 2011.

Management and Accounting Fees Paid to Related Party. Management and accounting fees paid to related party decreased $2.1 million, or 61.8%, to $1.3 million in 2012 from $3.4 million in 2011. The decrease was due to a $1.8 million decrease in asset management fees paid to an affiliate of Lone Star Fund, due in part to the termination of the asset advisory agreement in the third quarter of fiscal 2012, and a $0.3 million decrease in fees paid to an affiliate of Lone Star Fund who provided certain shared services to us and other unaffiliated companies owned by Lone Star Fund, to which a transition fee was paid in the first quarter of fiscal 2011.

Asset Advisory Agreement Termination Fee. In conjunction with our initial public offering, we terminated our asset advisory agreement with Lone Star Fund. Related to this termination, we incurred a one-time $3.0 million asset advisory agreement termination fee in the third quarter of fiscal 2012.

Public Offering Transaction Bonuses. Under a letter agreement, as amended, with LSF5 Wagon Holdings, LLC, our controlling stockholder and an affiliate of Lone Star Fund, or Wagon, certain of our executives were eligible to receive a transaction bonus upon the occurrence of an eligible transaction. Wagon is responsible to fund the transaction bonus. As this bonus was contingent upon employment with us, we are required to record the expense of these bonuses and recognized the funding by Wagon as additional paid in capital. Associated with the completion of our initial public offering, we recorded $1.5 million in transaction bonuses under these transaction bonus agreements.

Depreciation and Amortization. Depreciation and amortization increased $1.7 million, or 24.3%, to $8.7 million in 2012 from $7.0 million in 2011. The increase in depreciation and amortization expense primarily resulted from new assets placed in service during 2011 and 2012 upon the opening of seven new restaurants as well as for existing restaurants that were remodeled during 2011 and 2012.

Interest Expense. Interest expense decreased $3.5 million to $2.9 million in 2012 from $6.4 million in 2011. This decrease was due primarily to a lower average credit facility balance and a lower average interest rate under the new credit facilities entered into in July 2011 and in October 2012 as compared to the immediately prior credit facility.

Write-off of Debt Issuance Costs. Write-off of debt issuance costs decreased $0.9 million, or 36.0%, to $1.6 million in 2012 from $2.5 million in 2011.

Provision for Income Taxes. The effective income tax rate was 27.7% and 32.5% in 2012 and 2011, respectively. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, state income taxes and certain non-deductible expenses. The decrease in the effective tax rate is primarily attributable to the impact of certain discrete transactions during fiscal 2012, including the asset advisory agreement termination fee and our public offering transaction bonus deductions, which reduced income before income taxes and increased the impacts of the FICA tip and other credits.

Fiscal Year Ended December 27, 2011 (52 weeks) Compared to Fiscal Year Ended December 28, 2010 (52 weeks)

The following tables show our operating results by operating segment, as well as our operating results as a percentage of revenues, for the fiscal years ended December 27, 2011 and December 28, 2010. During 2011 we opened the first two locations of our new Grille concept. This new concept was not material to our results during 2011, and as such, a detailed discussion is not included below.

	Fiscal Year Ended December 27, 2011
	Del Frisco’s		Sullivan’s		Grille		Consolidated
	(dollars in thousands)
Revenues	$111,387	100.0%	$82,777	100.0%	$4,461	100.0%	$198,625	100.0%
Costs and expenses:
Cost of sales	34,316	30.8%	25,200	30.4%	1,227	27.5%	60,743	30.6%
Restaurant operating expenses	43,864	39.4%	39,758	48.0%	2,689	60.3%	86,311	43.5%
Marketing and advertising costs	1,930	1.7%	2,208	2.7%	108	2.4%	4,246	2.1%

Restaurant-level EBITDA	31,277	28.1%	15,611	18.9%	437	9.8%	47,325	23.8%

Pre-opening costs							3,018	1.5%
General and administrative							10,640	5.4%
Management and accounting fees paid to related party							3,399	1.7%
Depreciation and amortization							6,998	3.5%

Operating income							$23,270	11.7%

	Fiscal Year Ended December 28, 2010
	Del Frisco’s		Sullivan’s		Consolidated
	(dollars in thousands)
Revenues	$88,292	100.0%	$74,563	100.0%	$162,855	100.0%
Costs and expenses:
Cost of sales	26,495	30.0%	22,986	30.8%	49,481	30.4%
Restaurant operating expenses	35,181	39.8%	36,736	49.3%	71,917	44.1%
Marketing and advertising costs	1,298	1.5%	1,446	1.9%	2,744	1.7%

Restaurant-level EBITDA	25,318	28.7%	13,395	18.0%	38,713	23.8%

Pre-opening costs					798	0.5%
General and administrative					7,512	4.6%
Management and accounting fees paid to related party					3,345	2.1%
Depreciation and amortization					6,459	4.0%

Operating income					$20,599	12.6%

Revenues. Consolidated revenues increased $35.7 million, or 21.9%, to $198.6 million in 2011 from $162.9 million in 2010. This increase was due primarily to an 11.2% increase in total comparable restaurant sales comprised of a 5.1% increase in customer counts and a 6.1% increase in average check. The increase in average check was impacted by combined menu price increases of approximately 2% implemented in April and December 2011, with the remainder the result of the menu mix shifting to higher priced items and special offerings. An additional $17.5 million was provided by 84 additional operating weeks resulting from one Del Frisco’s and two Grille openings during 2011 and the full-year impact of one Sullivan’s that opened in the second quarter of 2010.

Del Frisco’s revenues increased $23.1 million, or 26.2%, to $111.4 million in 2011 from $88.3 million in 2010. This increase was primarily due to a 13.3% increase in comparable restaurant sales comprised of a 7.6% increase in customer counts and a 5.7% increase in average check. The increase in average check was impacted by menu price increases of approximately 1.2% implemented in April 2011 and 1.2% implemented in December 2011. The remainder of the increase was provided by 36 additional operating weeks resulting from one Del Frisco’s opening in April 2011.

Sullivan’s revenues increased $8.2 million, or 11.0%, to $82.8 million in 2011 from $74.6 million in the 2010. This increase was due to an 8.7% increase in comparable restaurant sales comprised of a 3.3% increase in customer counts and a 5.4% increase in average check. The increase in average check was impacted by menu price increases of approximately 2% implemented in April and December 2011. The remainder of the increase was provided by 24 additional operating weeks resulting from one Sullivan’s opening in June 2010.

Cost of Sales. Consolidated cost of sales increased $11.2 million, or 22.6%, to $60.7 million in 2011 from $49.5 million in 2010. The increase in consolidated costs of sales was primarily related to the growth in comparable restaurant sales and to additional restaurants opened during 2010 and 2011. As a percentage of consolidated revenues, consolidated cost of sales increased to 30.6% during 2011 from 30.4% in 2010.

As a percentage of revenues, Del Frisco’s cost of sales increased to 30.8% during 2011 from 30.0% in 2010. This increase in cost of sales, as a percentage of revenues, was due to higher protein costs, primarily for our prime beef, accounting for approximately 45% of the increase, and seafood, accounting for approximately 40% of the increase, which were partially offset by favorable wine, beverage, and non-protein food costs.

As a percentage of revenues, Sullivan’s cost of sales decreased to 30.4% during 2011 from 30.8% in 2010. This decrease in cost of sales, as a percentage of revenues, was due to lower wine and beverage costs, accounting for approximately 65% of the decrease, and non-protein food costs, accounting for approximately 20% of the decrease, which were partially offset by unfavorable beef and seafood costs.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $14.4 million, or 20.0%, to $86.3 million in 2011 from $71.9 million in 2010. This increase was primarily due to an additional 84 operating weeks in 2011 as compared to 2010 from one restaurant opened in 2010 and three restaurants opened in 2011. As a percentage of consolidated revenues, consolidated restaurant operating expenses decreased to 43.5% in 2011 from 44.1% in 2010.

As a percentage of revenues, Del Frisco’s restaurant operating expenses decreased to 39.4% during 2011 from 39.8% in 2010. This decrease in restaurant operating expenses, as a percentage of revenues, was due to the leveraging of increased comparable restaurant revenues on certain fixed operating costs, partially offset by higher occupancy costs due to the sale-leaseback of two restaurants during 2011.

As a percentage of revenues, Sullivan’s restaurant operating expenses decreased to 48.0% during 2011 from 49.3% in 2010. This decrease in restaurant operating expenses, as a percentage of revenues, was primarily due to the leveraging of increased comparable restaurant revenues on certain fixed operating costs, accounting for approximately 55% of the decrease, as well as lower labor costs, accounting for approximately 45% of the decrease.

Marketing and Advertising Costs. Consolidated marketing and advertising costs increased $1.5 million, or 55.6%, to $4.2 million in 2011 from $2.7 million in 2010. As a percentage of consolidated revenues, consolidated marketing and advertising costs increased to 2.1% in 2011 from 1.7% in 2010.

As a percentage of revenues, Del Frisco’s marketing and advertising costs increased to 1.7% during 2011 from 1.5% in 2010. The increase in marketing and advertising costs, as a percentage of revenues, was primarily due to higher in-restaurant advertising expenses, accounting for approximately 65% of the increase, and higher print and broadcast media advertising, accounting for approximately 20% of the increase.

As a percentage of revenues, Sullivan’s marketing and advertising costs increased to 2.7% during 2011 from 1.9% in 2010. The increase in marketing and advertising costs, as a percentage of revenues, was primarily due to higher public relations and marketing research expenses, accounting for approximately 50% of the increase, higher in-restaurant advertising expenses, accounting for approximately 35% of the increase, and higher print advertising, accounting for approximately 15% of the increase.

Pre-opening Costs. Consolidated pre-opening costs increased by $2.2 million to $3.0 million in 2011 from $0.8 million in 2010. This change related to the opening of one Del Frisco’s restaurant and two Grille restaurants during 2011 versus the opening of one Sullivan’s during 2010.

General and Administrative Expenses. General and administrative expenses increased by $3.1 million, or 41.3%, to $10.6 million in 2011 from $7.5 million in 2010. Approximately 20%, or $0.6 million, of this increase relates to accounting services provided by a third-party service provider. These services, along with certain administrative and management services were performed by the Shared Services Provider in 2010 and reflected in management fees to the related party, as described above under “—Key Financial Definitions—Management and Accounting Fees Paid to Related Party.” Additionally, 35%, or $1.1 million, of this increase relates to compensation costs related to growth in the number of corporate and regional management-level personnel to support recent and anticipated growth, 25%, or $0.8 million, of this increase relates to other corporate infrastructure costs to support growth, and 20%, or $0.6 million, of this increase relates to higher costs associated with training restaurant management. As a percentage of revenues, general and administrative expenses increased to 5.4% in 2011 from 4.6% in 2010.

Management and Accounting Fees Paid to Related Party. Management and accounting fees paid to related party increased by $0.1 million, or 3.0%, to $3.4 million in 2011 from $3.3 million in 2010. The increase was due to increased asset management fees paid to an affiliate of Lone Star Fund, partially offset by the elimination in 2011 of fees paid to the Shared Services Provider for certain accounting, administrative, and management services in 2010. On December 29, 2010, these accounting, administrative, and management services were transferred to a third-party outsourcing firm or performed by Company personnel, and therefore these costs are reflected in general and administrative expenses in 2011. See “—Key Financial Definitions—Management and Accounting Fees Paid to Related Party.”

Depreciation and Amortization. Depreciation and amortization increased $0.5 million, or 7.7%, to $7.0 million in 2011 from $6.5 million in 2010. The increase in depreciation and amortization expense primarily resulted from new assets placed in service during 2011 upon the opening of the three new restaurants, partially offset by a decrease in depreciable assets related to the sale-leaseback of two restaurants in the first quarter of 2011.

Interest Expense. Interest expense-affiliates was zero in 2011 compared to $1.8 million in 2010 due to the payoff of the advances due to affiliates in November 2010, as discussed in note 4 in the Notes to Consolidated Financial Statements. Interest expense-other decreased $3.5 million to $6.4 million in 2011 from $9.9 million in 2010. This decrease was due to a lower average credit facility balance and a lower average interest rate.

Write-off of Debt Issuance Costs. Write-off of debt issuance costs increased due to the write-off of approximately $2.5 million of deferred loan costs relating to the prior credit facility, which was terminated in July 2011 as discussed below under “—Liquidity and Capital Resources—Credit Facility.”

Provision for Income Taxes. The effective income tax rate was 32.5% and -1.0% in 2011 and 2010, respectively. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses. The change in the effective tax rate from 2010 to 2011 primarily relates to a 2010 tax benefit for the reversal of previously unrecognized tax benefits of approximately $3.7 million resulting primarily from the expiration of the statute of limitations in 2010 relating to various uncertain tax positions, partially offset by an additional provision of $1.5 million resulting from income tax accruals provided for various uncertain state tax positions.

Liquidity and Capital Resources

Our principal liquidity requirements are our lease obligations and our working capital and capital expenditure needs and any principal and interest obligations on our debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next several years, including costs of opening currently planned new restaurants, through cash provided by operations and existing borrowings available under our credit facility discussed below. We cannot be sure that these sources will be sufficient to finance our operations, however, and we may seek additional financing in the future. As of December 25, 2012, we had cash and cash equivalents of approximately $10.8 million.

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

Cash Flows

The following table summarizes the statement of cash flows for the fiscal years December 28, 2010, December 27, 2011 and December 25, 2012:

	Fiscal Year Ended
	December 28,	December 27,	December 25,
	2010	2011	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$11,999	$28,503	$30,968
Investing activities	(1,210)	(7,151)	(32,173)
Financing activities	(19,889)	(11,390)	(2,151)

Net increase (decrease) in cash and cash equivalents	$(9,100)	$9,962	$(3,356)

Operating Activities. Cash flows provided by operating activities was $31.0 million in 2012 consisting primarily of net income of $13.8 million, adjustments for depreciation, amortization and other non-cash charges totaling $11.6 million, a net increase in cash of $8.4 million resulting from a decrease in restricted cash and an increase in other liabilities and deferred rent obligations, and $3.2 million resulting from increases in accounts payable and income taxes payable. These cash inflows were partially offset by increases in inventories and other current assets of $4.4 million and deferred income taxes of $1.6 million. Cash flows provided by operating activities was $28.5 million in 2011, consisting primarily of net income of $9.0 million, adjustments for depreciation, amortization and other non-cash charges of $11.6 million, a $9.8 million increase in accounts payable, deferred rent obligations, and other liabilities and a $2.5 million increase in income taxes payable. These cash inflows were partially offset by an increase of $1.0 million in restricted cash, an increase in other assets and inventories of $1.8 million and a decrease of $1.6 million in net deferred income taxes. Cash flows provided by operating activities was $12.0 million in 2010, consisting primarily of net income of $8.7 million, adjustments for depreciation, amortization and other non-cash charges of $9.3 million and a $4.6 million increase in income taxes payable, deferred rent obligations, and other liabilities. These cash inflows were partially offset by $6.5 million in payments attributable to accrued interest associated with the payoff of advances due to one of the Casual Dining Companies, as discussed in note 4 in the Notes to Consolidated Financial Statements, as well as a decrease in accounts payable of $2.4 million, an increase in other assets and inventories of $1.5 million and a decrease of $0.3 million in net deferred income taxes.

Investing Activities. Net cash used in investing activities in 2012 was $32.2 million, consisting primarily of purchases of property and equipment of $33.6 million, partially offset by proceeds from the sale of the Dallas Sullivan’s restaurant property. These purchases primarily related to construction of three Grille restaurants and one Del Frisco’s opened during the year, two Grille restaurants in progress and scheduled to open in the first half of fiscal 2013, and remodel activity of existing restaurants. As a component of the remodel activity, during 2012, we completed refreshes, with varying scopes of work, of five Del Frisco’s and six Sullivan’s at an average cost of $0.3 million per location. Net cash used in investing activities in 2011 was $7.2 million, consisting primarily of purchases of property and equipment of $20.1 million, primarily related to the construction of the new Del Frisco’s and Grille restaurants during the period, partially offset by net proceeds of $13.2 million received from the sale and leaseback of two restaurant properties during the year. Net cash used in investing activities in 2010 was $1.2 million, consisting primarily of net proceeds of $4.3 million received from the sale and leaseback of one restaurant property during the period, partially offset by purchases of property and equipment of $5.6 million, primarily related to the construction of a Del Frisco’s and a Sullivan’s restaurant during the period.

Financing Activities. Net cash used in financing activities in 2012 was $2.2 million, consisting primarily of net proceeds from the issuance of common stock in our initial public offering, net of underwriter fees and issuance costs, of $66.5 million and a $1.4 million majority shareholder contribution made to fund the payment of public offering transaction bonuses, offset by principal payments of $70.0 million made on our credit facility. Net cash used in financing activities in 2011 was $11.4 million, consisting primarily of $11.9 million in principal payments made on our previous credit facility prior to its termination in July 2011, in addition to the payment of $2.0 million in loan costs associated with entering into the new credit facility. See “—Credit Facility” below. These payments were partially offset by $3.0 million in incremental financing under the new credit facility over the prior credit facility. Net cash used in financing activities in 2010 was $19.9 million, consisting primarily of $26.4 million in principal payments made on our previous credit facility and $40.7 million in payments made to pay off advances due to one of the Casual Dining Companies, as discussed in note 4 in the Notes to Consolidated Financial Statements. These cash outflows were partially offset by a $47.1 million member contribution made to fund the principal and accrued interest due to one of the Casual Dining Companies.

Capital Expenditures

We typically target an average cash investment of approximately $7.0 million to $9.0 million per restaurant for a Del Frisco’s restaurant and $3.0 million to $4.5 million for a Sullivan’s or a Grille, in each case net of landlord contributions and equipment financing and including pre-opening costs. In addition, we are currently “refreshing” a number of our Sullivan’s and Del Frisco’s locations to, among other things, add additional seating, private dining space and patio seating. During 2012, we completed refreshes, with varying scopes of work, of five Del Frisco’s and six Sullivan’s at an average cost of $0.3 million per location. Thereafter, we expect to complete one to two refreshes each year at an approximate cost of $0.5 million per location. These capital expenditures will primarily be funded by cash flows from operations and, if necessary, by the use of our credit facility, depending upon the timing of expenditures.

Credit Facility

We entered into the 2011 credit facility in July 2011 and terminated our prior credit facility that consisted of a seven-year $110 million term loan and six-year revolving credit facility of up to $20.0 million. The 2011 credit facility provided for a five-year term loan of $70.0 million and a five-year revolving credit facility of up to $10.0 million. We used the net proceeds of the borrowings under the 2011 credit facility to retire our prior credit facility, which at the time had a balance of approximately $67.0 million. The remaining proceeds were used to pay related fees and expenses and for working capital. We repaid $61.0 million under the 2011 credit facility on August 1, 2012 with proceeds from our initial public offering, and on September 4, 2012 we repaid the remaining $500,000 outstanding under the 2011 credit facility. We expensed approximately $1.6 million of deferred loan costs in connection with the repayment during the third quarter of fiscal 2012. As discussed below, we replaced the 2011 credit facility in the fourth quarter of fiscal 2012 with a new credit facility.

Borrowings under the 2011 credit facility accrued interest at a rate between LIBOR plus 4.75% and LIBOR plus 5.75%, depending on our leverage ratio. Our obligations under the 2011 credit facility were guaranteed by each of our existing and future subsidiaries and were secured by substantially all of our assets and the capital stock of our subsidiaries.

The 2011 credit facility contained various financial covenants, including a maximum ratio of total indebtedness to EBITDA, a minimum amount of EBITDA plus corporate general and administrative expenses, a minimum ratio of EBITDA plus certain non-recurring items to fixed charges (including consolidated capital expenses) and a minimum level of liquidity. Specifically, these covenants required that we have a fixed charge coverage ratio of greater than 1.50, a leverage ratio of less than 3.25, consolidated liquidity of greater than or equal to $3.0 million and adjusted restaurant-level EBITDA (as defined in the 2011 credit facility on a rolling four fiscal quarter basis) of greater than or equal to $30.0 million. During 2012, we were in compliance with each of these tests. The 2011 credit facility also contained customary events of default.

On October 15, 2012, we entered into a new credit facility that provides for a three-year unsecured revolving credit facility of up to $25.0 million. Borrowings under the 2012 credit facility bear interest at a rate of LIBOR plus 1.50%. We are required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving loan facility. The credit facility is guaranteed by certain of our subsidiaries. The credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA (as defined in the credit facility), and minimum fixed charge coverage. Specifically, we are required to have a leverage ratio of less than 1.00 and a fixed charge coverage ratio of greater than 2.00. As of December 25, 2012, we were in compliance with each of these tests. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates. As of December 25, 2012 there were no outstanding borrowings under this facility.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 25, 2012:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt	$—	$—	$—	$—	$—
Operating leases	204,074	11,936	25,093	25,095	141,950

Total	$204,074	$11,936	$25,093	$25,095	$141,950

Initial Public Offering

On July 26, 2012, we priced a $75.4 million initial public offering of 5.8 million shares of common stock at $13.00 per share. Upon the August 1, 2012 closing of our initial public offering, we received net proceeds of approximately $70.1 million, reflecting approximately $5.3 million of underwriting discounts and commissions. Additionally, we incurred approximately $3.7 million in offering costs that reduced the net proceeds available to additional paid in capital. At the completion of our initial public offering, an entity controlled by Lone Star Fund owned approximately 18.0 million shares of common stock, or approximately 76% of our outstanding shares.

Prior to the closing of our initial public offering , we converted from a limited liability company to a corporation and in connection therewith, our then-outstanding membership interests were converted into approximately 18.0 million shares of common stock. At August 1, 2012, the closing date of our initial public offering, we had a total of approximately 23.8 million shares of common stock issued and outstanding.

We used a portion of the net proceeds from our initial public offering to repay $61.0 million of amounts outstanding under our credit facility on August 1, 2012, as discussed above. In addition, as discussed above, we used $3.0 million of the net proceeds to make a one-time payment to Lone Star Fund in consideration for the termination of an asset advisory agreement upon consummation of our initial public offering. We will use the remainder of the net proceeds for working capital and other general corporate purposes. In conjunction with the repayment of amounts outstanding under the credit facility, we wrote-off approximately $1.6 million in unamortized debt issuance costs in the third quarter of fiscal 2012.

In connection with our initial public offering, we adopted the 2012 Long-Term Incentive Plan which provides for the issuance of up to 2,232,800 shares of common stock. We granted options to purchase 745,000 shares to our officers, employees and certain director nominees under this plan at the time of the pricing of the offering with an exercise price equal to $13.00, the initial public offering price.

Off-Balance Sheet Arrangements

Prior to the acquisition of Lone Star Steakhouse & Saloon, Inc. by Lone Star Fund, the predecessor guaranteed certain lease payments of certain of the Casual Dining Companies in connection with the leasing of real estate for restaurant locations. As of December 25, 2012, we continue to be a guarantor for five of these leases. The leases expire at various times through 2016. These guarantees would require payment by us only in an event of default by the Casual Dining Company tenant where it failed to make the required lease payments or perform other obligations under a lease. We believe that the likelihood is remote that material payments will be required under these guarantees. At December 25, 2012, the maximum potential amount of future lease payments we could be required to make as a result of the guarantees was $2.0 million.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements is based on our critical accounting policies that require us to make estimates and judgments that affect the amounts reported in those financial statements. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Critical accounting policies are those that we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the consolidated financial statements.

Goodwill and Other Intangible Assets. We account for our goodwill and intangible assets in accordance with Accounting Standards Codification, or ASC, Topic 350, Intangibles—Goodwill and Other. In accordance with ASC 350, goodwill and intangible assets, primarily trade names, which have indefinite useful lives, are not being amortized. However, both goodwill and trade names are subject to annual impairment testing in accordance with ASC Topic 350.

The impairment evaluation for goodwill is conducted annually using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

The evaluation of the carrying amount of other intangible assets with indefinite lives is made annually by comparing the carrying amount of these assets to their estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows of the restaurant concepts. We make assumptions regarding future profits and cash flows, expected growth rates, terminal value, and other factors which could significantly impact the fair value calculations. If the estimated fair value is less than the carrying amount of the other intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value.

The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and other intangible assets and are also consistent with the projections and assumptions that are used in current operating plans. These assumptions are subject to change as a result of changing economic and competitive conditions.

The fair value of our restaurant concepts were substantially in excess of the carrying value as of our 2012 goodwill impairment test that was performed at year-end.

Property and Equipment. We assess recoverability of property and equipment in accordance with ASC Topic 360, Property, Plant and Equipment. Our assessment of recoverability of property and equipment is performed on a restaurant-by-restaurant basis. Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property and equipment should be assessed. These events or changes may include a significant decrease in market value, a significant change in the business climate in a particular market, or a current-period operating or cash flow loss combined with historical losses or projected future losses. If an event occurs or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. Additionally, we periodically review assets for changes in circumstances which may impact their useful lives.

Our assessments of cash flows represent our best estimate as of the time of the impairment review and are consistent with our internal planning. If different cash flows had been estimated in the current period, the property and equipment balances could have been materially impacted. Furthermore, our accounting estimates may change from period to period as conditions change, and this could materially impact our results in future periods. Factors that we must estimate when performing impairment tests include sales volume, prices, inflation, marketing expense, and capital expenses.

We recognized non-cash impairment charges of long-lived assets of $1.4 million in 2011 which is included in discontinued operations. This impairment charge was related to our determination that the carrying amount of long-lived assets at one Sullivan’s exceeded its estimated future cash flows. The estimated fair value was based on an estimated sales price for this location.

Leases. We currently lease all but one of our restaurant locations. We evaluate each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. All of our leases are classified as operating leases. We record the minimum lease payments for our operating leases on a straight-line basis over the lease term, including option periods which in the judgment of management are reasonably assured of renewal. The lease term commences on the date that the lessee obtains control of the property, which is normally when the property is ready for tenant improvements. Contingent rent expense is recognized as incurred and is usually based on either a percentage of restaurant sales or as a percentage of restaurant sales in excess of a defined amount. Our lease costs will change based on the lease terms of our lease renewals as well as leases that we enter into with respect to our new restaurants.

Leasehold improvements financed by the landlord through tenant improvement allowances are capitalized as leasehold improvements with the tenant improvement allowances recorded as deferred lease incentives. Deferred lease incentives are amortized on a straight-line basis over the lesser of the life of the asset or the lease term, including option periods which in the judgment of management are reasonably assured of renewal (same term that is used for related leasehold improvements) and are recorded as a reduction of occupancy expense. As part of the initial lease terms, we negotiate with our landlords to secure these tenant improvement allowances. There is no guarantee that we will receive tenant improvement allowances for any of our future locations, which would result in additional occupancy expenses.

Income Taxes. We have accounted for, and currently account for, income taxes in accordance with ASC Topic 740, Accounting for Income Taxes. This statement requires an asset and liability approach for financial accounting and reporting of income taxes. Under ASC Topic 740, income taxes are accounted for based upon the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Income taxes are one of our critical accounting policies and estimates and therefore involve a certain degree of judgment. We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances available at that time while the actual effective tax rate is calculated at year-end.

The realization of tax benefits of deductible temporary differences will depend on whether we will have sufficient taxable income of an appropriate character to allow for utilization of the deductible amounts.

We record a liability for unrecognized tax benefits resulting from tax positions taken, or expected to be taken, in an income tax return. We recognize any interest and penalties related to unrecognized tax benefits in income tax expense. Significant judgment is required in assessing, among other things, the timing and amounts of deductible and taxable items. Tax reserves are evaluated and adjusted as appropriate, while taking into account the progress of audits of various taxing jurisdictions.

Self-Insurance Reserves. We maintain various insurance policies including workers’ compensation and general liability. Pursuant to those policies, we are responsible for losses up to certain limits and are required to estimate a liability that represents our ultimate exposure for aggregate losses below those limits. This liability is based on management’s estimates of the ultimate costs to be incurred to settle known claims and claims not reported as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions. If actual trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update, or ASU, 2011-04, Fair value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. Many of the amendments in this update change the wording used in the existing guidance to better align GAAP with International Financial Reporting Standards and to clarify the FASB’s intent on various aspects of the fair value guidance. The update also requires increased disclosure of quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The update is effective for us beginning in fiscal 2012 and should be applied prospectively. Other than requiring additional disclosures, the new guidance did not have a significant impact on our consolidated financial statements upon adoption in the interim period ending September 4, 2012.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, which requires us to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of the update are effective for us in fiscal 2012 and have been applied retrospectively.

In September 2011, the FASB issued ASU 2011-08, Intangible-Goodwill and Other (Topic 350), Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing us to go directly to the quantitative assessment. The update was effective in fiscal years beginning after December 15, 2011. We do not believe the new guidance had a significant impact on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350), Testing Indefinite Lived Intangible Assets for Impairment. This ASU simplifies the guidance for impairment testing of indefinite-lived intangible assets other than goodwill and gives companies the option to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Companies electing to perform a qualitative assessment are no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. This update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012; however, early adoption is permitted. We do not believe adoption of this new guidance will have a significant impact on our consolidated financial statements.

New and Revised Financial Accounting Standards

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. Section 102 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, we chose to “opt out” of this extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-“emerging growth companies.” Our decision to opt out of the extended transition period is irrevocable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in interest rates.

We are exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under our credit facility, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 25, 2012, we had no outstanding debt. Assuming a full drawdown on the revolving credit facility, and holding other variables constant, such as foreign exchange rates and debt levels, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $0.3 million over the course of 12 months.

Commodity Price Risk

We are exposed to market price fluctuations in beef, seafood, produce and other food product prices. Given the historical volatility of beef, seafood, produce and other food product prices, these fluctuations can materially impact our food and beverage costs. While we have taken steps to qualify multiple suppliers who meet our standards as suppliers for our restaurants and enter into agreements with suppliers for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. We currently do not contract for some of our commodities, such as fresh seafood and certain produce, for periods longer than one week. Consequently, such commodities can be subject to unforeseen supply and cost fluctuations. Dairy costs can also fluctuate due to government regulation. Because we typically set our menu prices in advance of our food product prices, our menu prices cannot immediately take into account changing costs of food items. To the extent that we are unable to pass the increased costs on to our customers through price increases, our results of operations would be adversely affected. We do not use financial instruments to hedge our risk to market price fluctuations in beef, seafood, produce and other food product prices at this time.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the reports of Ernst & Young LLP, independent registered public accounting firm, are set forth in the Index to Financial Statements under Item 15, Exhibits and Financial Statement Schedules, and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 25, 2012. The information with respect to our executive officers required under this Item is set forth in Item 1, Business and incorporated herein by reference.

Item 11. Executive Compensation

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 25, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All information, except the equity compensation plans table below, required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 25, 2012.

Equity Compensation Plans

The following table sets forth information as of December 25, 2012 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Plan Category
Equity compensation plans approved by security holders	825,000	$13.09	1,407,800
Equity compensation plans not approved by security holders	—	—	—

Total	825,000	$13.09	1,407,800

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 25, 2012.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 25, 2012.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules

See Index to Consolidated Financial Statements appearing on page F-1. All scheduled have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

See Exhibit Index appearing on the next page for a list of exhibits filed with or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit No.	Description	Reference

3.1	Certificate of Incorporation, filed on July 24, 2012 as Exhibit 3.1 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-179141) and incorporated herein by reference.

3.2	Bylaws, filed on June 11, 2012 as Exhibit 3.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-179141) and incorporated herein by reference.

4.1	Registration Rights Agreement between Del Frisco’s Restaurant Group, Inc. and LSF5 Wagon Holdings, LLC, dated July 26, 2012, filed on August 21, 2012 as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 12, 2012 and incorporated herein by reference.

10.1	Loan Agreement, dated as of October 15, 2012, by and among Del Frisco’s Restaurant Group, Inc., certain subsidiaries as guarantors, and JP Morgan Chase Bank N.A., filed on October 16, 2012 as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 4, 2012 and incorporated herein by reference.

10.2#	Del Frisco’s Restaurant Group 2012 Long-Term Incentive Plan, filed on July 24, 2012 as Exhibit 10.25 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-179141) and incorporated herein by reference.

10.3#	Del Frisco’s Restaurant Group Nonqualified Deferred Compensation Plan, effective as Amended and Restated December 1, 2007, filed on January 24, 2012 as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-179141) and incorporated herein by reference.

10.4#	First Amendment to Del Frisco’s Restaurant Group Nonqualified Deferred Compensation Plan, dated as of December 31, 2009, filed on January 24, 2012 as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-179141) and incorporated herein by reference.

10.5#	Executive Employment Agreement, dated February 7, 2011, by and between Mark Mednansky and Center Cut Hospitality, Inc., filed on January 24, 2012 as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-179141) and incorporated herein by reference.

10.6#	Letter Agreement, dated February 14, 2011, by and between Mark Mednansky and LSF5 Wagon Holdings, LLC, filed on January 24, 2012 as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-179141) and incorporated herein by reference.

10.7#	Letter Agreement, dated October 21, 2011, by and between LSF5 Wagon Holdings, LLC, Del Frisco’s Restaurant Group, LLC and Mark S. Mednansky., filed on January 24, 2012 as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-179141) and incorporated herein by reference.

10.8#	Subscription Agreement, dated April 30, 2007, by and between Mark S. Mednansky and LSF5 Wagon Holdings, LLC, filed on January 24, 2012 as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-179141) and incorporated herein by reference.

10.9#	Executive Employment Agreement, dated October 17, 2011, by and between Thomas J. Pennison, Jr. and Center Cut Hospitality, Inc., filed on January 24, 2012 as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-179141) and incorporated herein by reference.

10.10#	Letter Agreement, dated October 17, 2011, by and between Thomas J. Pennison, Jr. and LSF5 Wagon Holdings, LLC and Del Frisco’s Restaurant Group, LLC., filed on January 24, 2012 as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-179141) and incorporated herein by reference.

10.11#	Executive Employment Agreement, dated November 12, 2012, between Jeff Carcara and Center Cut Hospitality, Inc., filed on November 14, 2012 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.12#	Employment Agreement, effective January 4, 2012, between Thomas G. Dritsas and Center Cut Hospitality, Inc., filed on January 24, 2012 as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-179141) and incorporated herein by reference.

10.13#	Employment Agreement, effective January 25, 2012, between William S. Martens, III and Center Cut Hospitality, Inc., filed on April 16, 2012 as Exhibit 10.26 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-179141) and incorporated herein by reference.

Exhibit No.	Description	Reference

10.14	Form of Indemnification Agreement for officers and directors, filed on June 11, 2012 as Exhibit 10.3 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-179141) and incorporated herein by reference.

10.15	Asset Advisory Agreement, dated December 13, 2006, by and between Hudson Advisors, L.L.C. and Lone Star Steakhouse & Saloon, Inc., filed on April 16, 2012 as Exhibit 10.27 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-179141) and incorporated herein by reference.

10.16	Termination Agreement between Hudson Americas LLC, Center Cut Hospitality, Inc. and Lone Star Fund V (U.S.), L.P. dated as of July 23, 2012, filed on July 24, 2012 as Exhibit 10.29 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-179141) and incorporated herein by reference.

10.17	Transition Services Agreement between Del Frisco’s Restaurant Group, Inc., Hudson Advisors LLC and Hudson Americas LLC dated as of July 23, 2012, filed on July 24, 2012 as Exhibit 10.30 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-179141) and incorporated herein by reference.

21.1	List of Subsidiaries of the Registrant.	*

23.1	Consent of Ernst & Young LLP.	*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Document.	^

101.SCH	XBRL Taxonomy Extension Schema Document.	^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	^

101.DEF	XBRL Taxonomy Definition Linkbase Document.	^

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	^

*	Filed herewith.
#	Denotes management compensatory plan or arrangement.
^

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the exhibits are being furnished herewith and are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused report to be signed on its behalf by the undersigned, thereunto duly authorized.

Del Frisco’s Restaurant Group, Inc.

By:	/s/ Thomas J. Pennison, Jr.
Name:	Thomas J. Pennison, Jr.
Title:	Chief Financial Officer

Date: February 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Mark S. Mednansky	Chief Executive Officer	February 26, 2013
Mark S. Mednansky	(Principal Executive Officer)

/s/ Thomas J. Pennison, Jr.	Chief Financial Officer	February 26, 2013
Thomas J. Pennison, Jr.	(Principal Financial and Accounting Officer)

/s/ Norman J. Abdallah	Director	February 26, 2013
Norman J. Abdallah

/s/ David B. Barr	Director	February 26, 2013
David B. Barr

/s/ Bradley P. Boggess	Director	February 26, 2013
Bradley P. Boggess

/s/ Jodi L. Cason	Director	February 26, 2013
Jodi L. Cason

/s/ Richard L. Davis	Director	February 26, 2013
Richard L. Davis

/s/ John R. Kinzer	Director	February 26, 2013
John R. Kinzer

/s/ Samuel D. Loughlin	Chairman of the Board; Director	February 26, 2013
Samuel D. Loughlin

/s/ Jeffrey B. Ulmer	Director	February 26, 2013
Jeffrey B. Ulmer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Del Frisco’s Restaurant Group, Inc.

We have audited the accompanying consolidated balance sheets of Del Frisco’s Restaurant Group, Inc. (the Company) as of December 25, 2012 and December 27, 2011, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 25, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 25, 2012 and December 27, 2011, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 25, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Dallas, Texas

February 26, 2013

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	December 27,	December 25,
	2011	2012
Assets
Current assets:
Cash and cash equivalents	$14,119	$10,763
Restricted cash	976	215
Inventory	9,891	12,103
Deferred income taxes	1,748	2,067
Lease incentives receivable	241	3,092
Prepaid expenses and other	4,255	4,758

Total current assets	31,230	32,998
Property and equipment:
Land and land improvements	1,963	2,120
Buildings	1,418	1,455
Leasehold improvements	81,579	105,976
Furniture, fixtures, and equipment	21,276	30,253

	106,236	139,804
Less accumulated depreciation	(25,728)	(34,236)

	80,508	105,568
Assets held for sale	1,850	—
Deferred compensation plan investments	6,159	7,802
Other assets:
Goodwill	76,103	75,365
Intangible assets, net	36,493	36,391
Loan costs, net of accumulated amortization of $168 in 2011 and $4 in 2012	1,868	45
Other	63	216

	114,527	112,017

Total assets	$234,274	$258,385

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,491	$8,804
Sales tax payable	1,299	1,687
Accrued payroll	5,913	6,262
Real estate taxes	417	331
Accrued self-insurance	1,581	1,662
Deferred revenue	8,074	10,314
Income taxes payable	60	1,768
Deferred rent obligations, current	833	1,314
Other	2,622	1,611

Total current liabilities	28,290	33,753
Long-term debt, less current maturities	70,000	—
Other noncurrent liabilities	4,748	4,880
Deferred compensation plan liabilities	6,969	8,415
Deferred rent obligations	16,314	22,644
Deferred tax liabilities	12,081	10,792

Total liabilities	138,402	80,484
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value , 10,000,000 shares authorized, no shares issued and outstanding at December 27, 2011 or December 25, 2012	—	—
Common stock, $0.001 par value , 190,000,000 shares authorized, 17,994,667 shares issued and outstanding at December 27, 2011 and 23,794,667 shares issued and outstanding at December 25, 2012	18	24
Additional paid in capital	51,341	119,610
Retained earnings	44,513	58,267
Accumulated other comprehensive income	—	—

Total stockholders’ equity	95,872	177,901

Total liabilities and stockholders’ equity	$234,274	$258,385

See accompanying notes.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(Dollars in thousands, except share and per share data)

	Fiscal Year Ended
	December 28,	December 27,	December 25,
	2010	2011	2012
Revenues	$162,855	$198,625	$232,435
Costs and expenses:
Costs of sales	49,481	60,743	71,093
Restaurant operating expenses	71,917	86,311	100,143
Marketing and advertising costs	2,744	4,246	4,682
Pre-opening costs	798	3,018	4,058
General and administrative costs	7,512	10,640	13,449
Management and accounting fees paid to related party	3,345	3,399	1,252
Asset advisory agreement termination fee	—	—	3,000
Public offering transaction bonuses	—	—	1,462
Depreciation and amortization	6,459	6,998	8,675

Operating income	20,599	23,270	24,621

Other income (expense), net:
Interest expense-affiliates	(1,775)	—	—
Interest expense-other	(9,906)	(6,355)	(2,920)
Write-off of debt issuance costs	—	(2,501)	(1,649)
Other, net	(249)	(114)	113

Income from continuing operations before income taxes	8,669	14,300	20,165
Income tax expense (benefit)	(88)	4,653	5,592

Income from continuing operations	$8,757	$9,647	$14,573

Discontinued operations, net of income tax benefit	(27)	(674)	(819)

Net income	$8,730	$8,973	$13,754

Basic and diluted income (loss) per common share:
Continuing operations	$0.49	$0.54	$0.71
Discontinued operations	(0.00)	(0.04)	(0.04)

Basic and diluted income per share	$0.49	$0.50	$0.67

Shares used in computing net income (loss) per common share:
Basic and diluted	17,994,667	17,994,667	20,432,579

Comprehensive income (loss):
Realized loss on cash flow hedge	367	—	—

Other comprehensive income before tax	367	—	—
Income tax benefit related to other comprehensive income	(147)	—	—

Other comprehensive income, net of tax	220	—	—

Comprehensive income	$8,950	$8,973	$13,754

See accompanying notes.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands)

					Accumulated
	Common Stock		Additional Paid	Retained	Other Comprehensive
	Shares	Par Value	In Capital	Earnings	Income	Total
Balance at December 29, 2009	17,994,667	$18	$4,300	$26,810	$(220)	$30,908

Comprehensive income	—	—	—	8,730	220	8,950
Contribution by majority shareholder	—	—	47,127		—	47,127
Equity-based compensation	—	—	170	—	—	170

Balance at December 28, 2010	17,994,667	$18	$51,597	$35,540	$—	$87,155

Comprehensive income	—	—	—	8,973	—	8,973
Cash distribution	—	—	(357)		—	(357)
Equity-based compensation	—	—	101	—	—	101

Balance at December 27, 2011	17,994,667	$18	$51,341	$44,513	$—	$95,872

Comprehensive income	—	—	—	13,754	—	13,754
Share-based compensation costs	—	—	378	—	—	378
Issuance of common stock for initial public offering, net of fees and issuance costs	5,800,000	6	66,451			66,457
Contribution by majority shareholder (see Note 4)	—	—	1,440	—	—	1,440

Balance at December 25, 2012	23,794,667	$24	$119,610	$58,267	$—	$177,901

See accompanying notes.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Fiscal Year Ended
	December 28,	December 27,	December 25,
	2010	2011	2012
Cash flows from operating activities:
Net income	$8,730	$8,973	$13,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,624	7,146	8,809
Loss on disposal of restaurant property	—	—	103
Write-off of goodwill associated with disposed restaurant property	—	—	738
Write-off of deferred debt issuance costs	—	2,501	1,649
Loan cost amortization	872	627	222
Non-cash interest charge—affiliate	1,775	—	—
Non-cash equity based compensation	170	101	378
Non-cash impairment charges	—	1,400	—
Deferred income taxes	(317)	(1,623)	(1,608)
Amortization of deferred lease incentives	(100)	(172)	(285)
Changes in operating assets and liabilities:
Restricted cash	—	(976)	761
Inventories	(155)	(1,230)	(2,212)
Other assets	(1,392)	(550)	(2,146)
Accounts payable	(2,366)	4,358	1,313
Income taxes	2,127	2,492	1,840
Deferred rent obligations	2,452	829	4,245
Other liabilities	43	4,627	3,407
Payments attributable to accrued interest included in advances due affiliate	(6,464)	—	—

Net cash provided by operating activities	11,999	28,503	30,968

Cash flows from investing activities:
Proceeds from sale-leaseback transaction	4,345	13,235	—
Proceeds from sale of property and equipment	—	—	1,682
Purchases of property and equipment	(5,550)	(20,063)	(33,635)
Other	(5)	(323)	(220)

Net cash used in investing activities	(1,210)	(7,151)	(32,173)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriter fees and issuance costs	—	—	66,457
Proceeds from long-term debt	—	71,800	—
Payments of long-term debt	(26,353)	(80,722)	(70,000)
Deferred debt issuance costs	—	(2,111)	(48)
Advances due to affiliate	(40,663)	—	—
Contribution from (distribution to) majority shareholder	47,127	(357)	1,440

Net cash provided by (used in) financing activities	(19,889)	(11,390)	(2,151)

Net increase (decrease) in cash and cash equivalents	(9,100)	9,962	(3,356)
Cash and cash equivalents at beginning of period	13,257	4,157	14,119

Cash and cash equivalents at end of period	$4,157	$14,119	$10,763

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,109	$5,567	$3,127

Cash paid for income taxes	$(1,939)	$3,279	$5,283

Noncash investing and financing activities:
Deemed distribution to parent	$—	$477	$—

See accompanying notes.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands)

(1) Organization and Basis of Presentation

Background

Del Frisco’s Restaurant Group, Inc. (the Company) is incorporated in Delaware as a corporation. Prior to its initial public offering (“IPO”) in 2012, the Company was a wholly owned subsidiary of LSF5 Wagon Holdings, LLC (Wagon), which is a wholly owned subsidiary of LSF5 COI Holdings, LLC (Holdings), which is majority owned by Lone Star Fund V (U.S.), L.P. (the Fund), which is a private investment fund.

Effective December 13, 2006, the Fund, through Holdings, acquired all of the outstanding capital stock of Lone Star Steakhouse & Saloon, Inc. (Star), through a series of transactions pursuant to an Agreement and Plan of Merger (the Acquisition). Prior to the Acquisition, Star was a public company that owned and operated steakhouse restaurants under four different restaurant brands, which included Lone Star Steakhouse & Saloon (Lone Star), Texas Land & Cattle Steak House (TXLC), Sullivan’s Steakhouse (Sullivan’s), and Del Frisco’s Double Eagle Steak House (Del Frisco’s).

In connection with the Acquisition, Holdings contributed all of the assets, restaurant operations, trade names, and other intangible assets of its Lone Star and TXLC restaurants to LSF5 Cowboy Holdings, LLC (Casual Dining Companies), which is a wholly owned subsidiary of Holdings. In addition, LS Management, Inc. (LSM), which was previously a wholly owned subsidiary of Star that provided all of the accounting, legal, and other administrative support to all of Star’s restaurants, was contributed to the Casual Dining Companies. Concurrently, the remaining assets and restaurant operations of Star, which primarily included the Del Frisco’s and Sullivan’s restaurants as well as LS Finance, LLC which was previously a wholly owned subsidiary of Star that provided all of the cash management and treasury support to all of Star’s restaurants, were contributed to the Company.

On July 26, 2012, the Company priced a $75,400 IPO of 5.8 million shares of common stock at $13.00 per share. On July 27, 2012, the Company’s common stock began trading on the NASDAQ Global Select Market under the ticker symbol “DFRG.” Upon the August 1, 2012 closing of the IPO, the Company received net proceeds of $70,122, reflecting $5,278 of underwriting discounts and commissions. Additionally, the Company incurred $3,666 in offering costs that reduced the net proceeds available to additional paid in capital. At the completion of the IPO, an entity controlled by the Fund (together with its affiliates, but excluding the Company and other companies that it or they own or control as a result of their investment activities) owned approximately 18.0 million shares of common stock, or approximately 75.6% of the Company’s outstanding shares.

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

The Company used a portion of the net proceeds from the IPO to repay $61,000 of amounts outstanding under its credit facility on August 1, 2012. In addition, the Company used $3,000 of the net proceeds to make a one-time payment an affiliate of the Fund in consideration for the termination of an asset advisory agreement upon consummation of the IPO, which is reflected as an operating expense in the consolidated statements of income and comprehensive income. The remainder of the net proceeds will be used for working capital and other general corporate purposes. In conjunction with the repayment of amounts outstanding under the credit facility, the Company wrote-off $1,649 in unamortized debt issuance costs in the third quarter of fiscal 2012.

Description of Business

The Company owns and operates restaurants in the upscale steakhouse market under the brand names of Del Frisco’s Double Eagle Steak House (“Del Frisco’s”), Sullivan’s Steakhouse (“Sullivan’s”), and Del Frisco’s Grille (“Grille”). As of December 25, 2012 the Company owned and operated 10 Del Frisco’s, 19 Sullivan’s and five Del Frisco’s Grille restaurants. During 2010, the Company opened a Sullivan’s restaurant in Seattle, Washington. During fiscal 2011, the Company opened a Del Frisco’s in Boston, Massachusetts and Del Frisco’s Grilles in New York City and Dallas, Texas. During fiscal 2012, the Company opened Del Frisco’s Grilles in Phoenix, Arizona, Washington, D.C., and Atlanta, Georgia as well as a Del Frisco’s in Chicago, Illinois.

Subsequent Events

The Company has performed an evaluation of subsequent events through February 26, 2013, which is the date the consolidated financial statements were issued.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending the last Tuesday in December. Fiscal 2010, 2011 and 2012 included 52 weeks of operations.

Concentrations

The Company has certain financial instruments exposed to a concentration of credit risk, which consist primarily of cash and cash equivalents. The Company places cash with high-credit-quality financial institutions, and, at times, such cash may be in excess of the federal depository insurance limit. The Company has cash equivalents of approximately $575 and $0 at December 27, 2011 and December 25, 2012, respectively, in money market mutual funds.

Additionally, the Company purchased 100% of total beef purchases from four suppliers during fiscal 2010, 2011, and 2012, respectively. Due to the nature of the beef purchases, there are alternative sources of supply available; however, a change in suppliers could potentially cause increased costs.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include currency on hand, demand deposits with banks or other financial institutions, credit card receivables, and short-term investments with maturities of three months or less when purchased. Cash and cash equivalents are carried at cost, which approximates fair value.

Financial Instruments

The Company considers the carrying amounts of cash and cash equivalents, short-term investments, receivables, advances due to affiliate, and accounts payable to approximate fair value based on the short-term nature of these items. Borrowings available under the credit facility at December 25, 2012 have variable interest rates that reflect currently available terms and conditions for similar debt.

Derivative Instruments and Hedging Activities

The Company records all derivatives on the consolidated balance sheets at fair value. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Derivatives that are not accounted for as hedges or the ineffective portions of qualifying hedges must be adjusted to fair value through earnings. For qualifying hedges, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (OCI) and subsequently reclassified into income when the hedged exposure affects income.

Cash flow hedges related to anticipated transactions are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction as well as its risk management objective and strategy for undertaking the hedge. The Company classifies the cash flows from hedging transactions in the same categories on the statements of income and comprehensive income as the cash flows from the respective hedged items. Once established, cash flow hedges are generally not removed until maturity unless an anticipated transaction is no longer likely to occur. The Company does not engage in trading activities with its financial instruments.

The only derivative instruments used by the Company were settled during the 2010 fiscal year. The realized loss upon settlement was $200, net of income tax.

Inventories

Inventories, which primarily consist of food and beverages, are valued at the lower of cost, using the first-in, first-out (FIFO) method, or market.

Property and Equipment

Property and equipment are stated at cost. Maintenance, repairs, and renewals that do not enhance the value of or increase the lives of the assets are expensed as incurred. Buildings are depreciated using the straight-line method over their estimated useful lives of 20 to 25 years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets of 20 years or the expected term of the lease, including cancelable optional renewal periods when failure to exercise such renewal options would result in an economic penalty to the Company. Furniture, fixtures, and equipment are depreciated using the straight-line method over three to seven years, which are the estimated useful lives of the assets.

Interest is capitalized in connection with the construction of restaurant facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest was $0, $204 and $104 for the years ended December 28, 2010, December 27, 2011 and December 25, 2012, respectively.

Operating Leases

The Company leases restaurants under operating leases. The majority of the Company’s leases provide for rent escalation clauses, contingent rental expense, and/or tenant improvement allowances.

Rent expense is recognized on a straight-line basis over the expected term of the lease, which includes cancelable optional renewal periods that are reasonably assured to be exercised and where failure to exercise such renewal options would result in an economic penalty to the Company.

Certain of the Company’s operating leases contain clauses that provide additional contingent rent based on a percentage of sales greater than certain specified target amounts. The Company recognizes contingent rent expense prior to the achievement of the specified target that triggers the contingent rent, provided achievement of that target is considered probable.

The Company records tenant improvement allowances and other landlord incentives as a component of deferred rent which is amortized on a straight-line basis over the expected term of the lease.

Preopening Costs

Preopening costs, including labor costs, costs of hiring and training personnel, and certain other costs related to opening new restaurants, are expensed when the costs are incurred.

Deferred Offering Costs

Other current assets at December 27, 2011 include deferred offering costs of $820, which reflects the costs incurred by the Company during 2011 in connection with the initial public offering of common stock. Such costs were charged to additional paid-in-capital at the time the IPO was completed in 2012.

Goodwill and Other Intangible Assets

The Company’s intangible assets primarily include goodwill, trade names, and licensing agreements. The Company’s trade names include “Del Frisco’s Double Eagle Steak House” and “Sullivan’s Steakhouse,” both of which have indefinite lives and, accordingly, are not subject to amortization. The trade names are used in the advertising and marketing of the restaurants and are widely recognized and accepted by consumers in their respective markets for providing its customers an enjoyable fine-dining experience. Goodwill represents the excess of costs over the fair value of the net assets acquired.

Goodwill and intangible assets that have indefinite useful lives are not amortized. However, both goodwill and trade names are subject to annual impairment testing. The Company amortizes its finite-lived intangible assets on a straight-line basis over the estimated period of benefit, generally seven to 17 years. See Note 3 for additional information.

The impairment evaluation for goodwill is conducted annually using a two-step process. In the first step, the fair value of each reporting unit is compared to the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is determined using discounted cash flows and a market-based approach. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities, other than goodwill, in a manner similar to a purchase price allocation. If the resulting implied fair value of the goodwill that results from the application of this second step is less than the carrying amount of the goodwill, an impairment charge is recorded for the difference. Currently, the Company defines the reporting units to be Del Frisco’s and Sullivan’s concepts. The Company performs its annual impairment test as of its year-end.

The evaluation of the carrying amount of other intangible assets with indefinite lives is made annually by comparing the carrying amount of these assets to their estimated fair value. The estimated fair value is determined on the basis of existing market-based conditions as well as discounted future cash flow or the royalty-relief method for trade names. If the estimated fair value is less than the carrying amount, an impairment charge is recorded to reduce the asset to its estimated fair value.

The valuation approaches used to determine fair value of each reporting unit and other intangible assets are subject to key judgments and assumptions about revenue growth rates, operating margins, weighted average cost of capital and comparable company and acquisition market multiples. When developing these key judgments and assumptions, which are sensitive to change, management considers economic, operational and market conditions that could impact the fair value. The judgments and assumptions used are consistent with what management believes hypothetical market participants would use. However, estimates are inherently uncertain and represent only reasonable expectations regarding future developments.

Loan Costs

Loan costs are stated at cost and amortized using the effective interest method over the life of the related loan.

Deferred Compensation Plan

In connection with the Company’s deferred-compensation plan, the Company has created a grantor trust to which it contributes amounts equal to employee participants’ qualified deferrals and the Company’s matching portion. The plan is informally funded using life insurance policies and mutual funds held by the grantor trust. All assets held by the grantor trust remain the property of the Company; however, the Company does not currently intend to use such assets for any purpose other than to fund payments to the participants pursuant to the terms of the deferred-compensation plan. The assets of the plan consist principally of cash surrender values of the life insurance policies. Because the investment assets of the deferred-compensation plan are assets of the Company and would be subject to general claims by creditors in the event of the Company’s insolvency, the accompanying consolidated balance sheets reflect such investments as assets, with a liability for deferred compensation reflected in long-term liabilities for amounts owed to employees. Subsequent to the end of fiscal 2012, the mutual fund investments were sold and the proceeds were used to purchase additional life insurance policies.

Impairment of Long-Lived Assets

Property and equipment and finite-life intangibles are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company reviews applicable finite-lived intangible assets and long-lived assets related to each restaurant on a periodic basis. The Company’s assessment of recoverability of property and equipment and finite-lived intangible assets is performed at the component level, which is generally an individual restaurant. When events or changes in circumstances indicate an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is recognized by measuring the difference between the carrying value of the assets and the estimated fair value of the assets. The Company’s estimates of fair values are based on the best information available and require the use of estimates, judgments, and projections. The actual results may vary significantly from the estimates.

During fiscal 2011, the Company determined that the carrying amount of one of its Sullivan’s restaurants was most likely not recoverable. Therefore, the Company recorded a non-cash impairment charge of $1,400, which represents the difference between the carrying value of the restaurant assets and their estimated fair value, which was based on an estimated sales price. As this restaurant was closed and sold in fiscal 2012 (see Note 16), this amount is included in loss from discontinued operations in the consolidated statements of income and comprehensive income.

Self-Insurance Reserves

The Company maintains self-insurance programs for its workers’ compensation and general liability insurance programs. In order to minimize the exposure under the self-insurance programs, the Company has purchased stop-loss coverage both on a per-occurrence and on an aggregate basis. The self-insured losses under the programs are accrued based on the Company’s estimate of the ultimate expected liability for both claims incurred and on an incurred but not reported basis. The establishment of such accruals for self-insurance involves certain management judgments and assumptions regarding the frequency or severity of claims, the historical patterns of claim development, and the Company’s experience with claim-reserve management and settlement practices. To the extent actual results differ from the assumptions used to develop the accruals, such unanticipated changes may produce significantly different amounts of expense than those estimated under the self-insurance programs.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company regularly evaluates the likelihood of realization of tax benefits derived from positions it has taken in various federal and state filings after consideration of all relevant facts, circumstances, and available information. For those tax benefits deemed more likely than not that will be sustained, the Company recognizes the benefit it believes is cumulatively greater than 50% likely to be realized. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of recorded reserves, the effective tax rate in a given financial statement period could be materially impacted.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the fiscal years ended December 28, 2010, December 27, 2011, and December 25, 2012 was $2,744, $4,246 and $4,682, respectively.

Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage products are sold. Proceeds from the sale of gift cards are recorded as deferred revenue at the time of sale and recognized as income when the gift card is redeemed by the holder or the likelihood of redemption becomes remote (gift card breakage) and the Company determines there is no legal obligation to remit the value of the unredeemed gift cards to governmental agencies. The Company determines the gift card breakage rate based upon historical redemption patterns. Certain of the Company’s gift cards are sold on a discount and the net value (face value to be redeemed less the discount offered) is deferred until redeemed or breakage is deemed appropriate. The Company has deemed gift card breakage income immaterial for fiscal years 2010, 2011 and 2012, and it is included in revenues in the consolidated statements of income and comprehensive income. The Company excludes from revenue any taxes assessed by governmental agencies that are directly imposed on revenue-producing transactions between the Company and a customer.

Stock-Based Compensation

In connection with the IPO, the Company adopted the Del Frisco’s Restaurant Group, Inc. 2012 Long-Term Equity Incentive Plan (the “2012 Plan”), which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. The Company recognizes stock-based compensation in accordance with “Compensation—Stock Compensation,” FASB ASC Topic 718 (Topic 718). Stock-based compensation cost includes compensation cost for all share-based payments granted based on the grant date fair value estimated in accordance with the provisions of Topic 718. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award.

Reclassifications

Certain amounts from the prior years have been reclassified to conform with the fiscal 2012 presentation.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Fair value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. Many of the amendments in this update change the wording used in the existing guidance to better align generally accepted accounting principles in the United States with International Financial

Reporting Standards and to clarify the FASB’s intent on various aspects of the fair value guidance. The update also requires increased disclosure of quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The update is effective for the Company beginning in fiscal 2012 and should be applied prospectively. Other than requiring additional disclosures, the new guidance did not have a significant impact on the Company’s consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, which requires the Company to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of the update are effective for the Company in fiscal 2012 and have been applied retrospectively.

In September 2011, the FASB issued ASU 2011-08, Intangible-Goodwill and Other (Topic 350), Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing the Company to go directly to the quantitative assessment. All provisions of the update are effective for the Company in fiscal 2012. The Company does not believe the new guidance had a significant impact on its consolidated financial statements.

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

(3) Intangible Assets and Goodwill

	December 27, 2011	December 25, 2012
	(In Thousands)
Amortized intangible assets:
Gross carrying amount:
Favorable leasehold interests	$848	$848
Licensing and development rights	1,077	1,077
Other	198	265

	2,123	2,190

Accumulated amortization:
Favorable leasehold interests	(549)	(639)
Licensing and development rights	(333)	(399)
Other	(26)	(39)

	(908)	(1,077)

Net amortized intangible assets	$1,215	$1,113

Unamortized intangible assets:
Goodwill	$76,103	$75,365
Trade names	34,893	34,893
Liquor license permits	385	385

	$111,381	$110,643

Licensing contract rights and favorable lease rights are being amortized using the straight-line method over the estimated lives of the related contracts and agreements, which are seven to nine years for favorable leasehold interest and 17 years for licensing contract rights. Liquor licenses that are transferable are carried at cost. Such licenses are reviewed for impairment on an annual basis.

Goodwill is allocated to the Del Frisco’s and Sullivan’s reporting units, respectively, as follows: $43,928 and $32,175 at December 27, 2011 and $43,928 and $31,437 at December 25, 2012. A portion of the goodwill allocated to the Sullivan’s location that was sold in fiscal 2012 was written off in fiscal 2012. See Note 16 for further discussion of discontinued operations.

The Company has estimated that annual amortization expense will amount to approximately $167 for 2013, $153 for 2014, $126 for 2015, $90 for 2016, and $82 for 2017.

Amortization expense was $175, $166 and $169 for the years ended December 28, 2010, December 27, 2011, and December 25, 2012, respectively.

During fiscal 2010, the Company’s remaining tax deductible goodwill was fully amortized. The Company performed the annual test for impairment of goodwill and intangible assets and concluded that no impairment existed as of December 28, 2010, December 27, 2011 or December 25, 2012; accordingly, no impairment losses were recorded.

On February 1, 2012, the Company entered into an agreement to terminate a license agreement with the licensee operating a Del Frisco’s in Orlando, Florida effective June 1, 2013. The original licensing agreement has been amortized over the expected term of the agreement, and has a remaining book value of $678 as of December 25, 2012. Under the agreement, in exchange for the Company surrendering its right to receive licensing fees from January 1, 2012 through June 1, 2013 and making a one-time $25 payment to the licensee, the Company will have the rights to open and operate any of its restaurants in the three counties that make up the Orlando metropolitan area no earlier than January 1, 2015. The Company accounted for this as an exchange of non-monetary assets, for which the Company has concluded that the fair value of the asset surrendered approximates its book value and therefore no gain or loss has been recorded on the exchange. To determine the fair value of the asset surrendered, the Company utilized a discounted cash flow method that applied a discount rate of 10.5%, the Company’s weighted-average cost of capital, to the future estimated cash flows to be received over the remaining term, including expected renewal, of the license agreement.

(4) Related Party Transactions

Management and Accounting Fees Paid to Related Party

Management and accounting fees paid to related party include charges from LSM, which is an indirect wholly owned subsidiary of the Fund. These charges totaled $1,275, $269, and $0 for the years ended December 28, 2010, December 27, 2011 and December 25, 2012. The charges were primarily for accounting, risk management, human resources and benefits administration, legal, management information services, and other shared support services. The amounts that are included in management fees to related party in the accompanying consolidated statements of income and comprehensive income were charged pursuant to a shared service agreement formerly between the Company and LSM, which was terminated at the beginning of fiscal 2011. The Company cannot estimate with reasonable certainty what the charges for similar services would have been on a stand-alone basis. However, the Company believes that the charges are indicative of what it would have incurred on a stand-alone basis.

At the date of Acquisition, the Company entered into an agreement with Hudson Advisors, L.L.C. (Hudson), an affiliate of certain entities that holds an indirect investment interest in the Company. Pursuant to the agreement, Hudson provides certain asset management and advisory services to the Company. During the years ended December 28, 2010, December 27, 2011, and December 25, 2012, the Company incurred charges for such services of $2,070, $3,129, and $1,252, respectively. This agreement was terminated upon consummation of the IPO, as discussed in Note 1.

Transaction Bonuses

In connection with the IPO, certain executives of the Company earned transaction bonuses of $1,462. These bonuses were earned under a letter agreement, as amended, with Wagon, in which certain executives of the Company are eligible to receive a transaction bonus upon the occurrence of an eligible transaction. Wagon is responsible to fund the transaction bonus. As this bonus is contingent upon employment with the Company, the Company is required to record the expense of these bonuses and recognize the funding by Wagon as additional paid in capital. $1,462 was recorded as an expense to the Company and $1,440 was recorded as a capital contribution by Wagon in fiscal 2012, which was used by the Company to pay these bonuses. A similar transaction bonus will be recognized on any future eligible transactions in which Wagon sells, in whole or part, its interest in the Company.

General and Administrative Expenses

Upon completion of the IPO, the Company entered into a Transition Services Agreement with an affiliate of the Fund to provide certain limited support services, including legal and risk management, until the Company can complete transition of these functions to internal or third-party resources. General and administrative expenses include charges of approximately $73 for these services in fiscal 2012.

Advances Due to Affiliates

During the year ended December 28, 2010, the Company incurred interest expense of $1,775 under the advances due to affiliate. These advances were in the form of an unsecured promissory note bearing interest at 4.65%, for which the principal and interest were due December 31, 2014. During fiscal 2010, the Casual Dining Companies transferred their interest in the advances due from the Company to the Company’s Parent. In November 2010, the Company paid the advances in full from proceeds of a cash capital contribution from its Parent in the amount of $47,127.

The average balance of the advances due to affiliates was approximately $39,124 for the year ended December 28, 2010. Transactions during the periods presented consisted of the following items:

December 28, 2010
(In Thousands)
Beginning balance	$45,269
Interest accrued on advances due to affiliates	1,775
Other	83
Payments	(47,127)

Ending balance	$—

For cash flow presentation purposes, the Company accounts for the interest accrued on advances due to affiliates as a noncash charge to income as the accrued interest is added to the principal of the debt as payment in kind. The in-kind amounts paid in 2010 are presented as an operating activity as such amounts were settled in cash.

(5) Leases

The Company leases certain facilities under noncancelable operating leases with terms expiring between 2013 and 2034. The leases have renewal options ranging from five to 20 years, which are exercisable at the Company’s option. In addition, certain leases contain escalation clauses based on a fixed percentage increase and provisions for contingent rentals based on a percentage of gross revenues, as defined. Total rental expense amounted to $8,228, $11,170, and $13,065 including contingent rentals of approximately $1,751, $2,682, and $3,240 for the years ended December 28, 2010, December 27, 2011, and December 25, 2012, respectively.

Future minimum lease payments under noncancelable operating leases include renewal option periods for certain leases when such option periods are included for purposes of calculating straight-line rents. At December 25, 2012, future minimum rentals for each of the next five years and in total are as follows:

2013	$11,936
2014	12,571
2015	12,522
2016	12,660
2017	12,435
Thereafter	141,950

Total minimum lease payments	$204,074

During 2010, the Company entered into a sale-leaseback arrangement with a private investor group. Under the arrangement, the Company sold the land and building of its Sullivan’s restaurant located in Chicago, Illinois and leased a portion of the facility back for a term of 10 years with options to renew. The sale-leaseback transaction did not provide for any continuing involvement by the Company other than a normal lease where the Company uses the property during the lease term. The lease was accounted for as an operating lease. The net proceeds from the transaction of approximately $3,853 were used to reduce the Company’s indebtedness under its credit facility. The Company realized a gain of approximately $743 which has been deferred and is being amortized over the life of the lease as a reduction in rent expense.

During 2011, the Company entered into a sale-leaseback arrangement with a private investor group. Under the arrangement, the Company sold the land and building of two of its Del Frisco’s restaurants located in Denver, Colorado and Ft. Worth, Texas and leased them back for a term of 15 years with options to renew. The sale-leaseback transactions do not provide for any continuing involvement by the Company other than a normal lease where the Company intends to use the property during the lease term. The leases were accounted for as operating leases. The aggregate annual lease obligation for the first year of the arrangement is approximately $1,151 with lease rental escalating every five years thereafter. The net proceeds from the transaction were approximately $13,235. Approximately $10,405 of the net proceeds were used to pay down the Company’s indebtedness under its credit facility. The Company realized a gain of approximately $8,699 which has been deferred as a component of deferred rent obligations and is being amortized over the life of the leases as a reduction in rent expense.

(6) Income Taxes

Total income tax expense (benefit) for fiscal years 2010, 2011, and 2012 was allocated as follows (in thousands):

	Year Ended
	December 28,	December 27,	December 25,
	2010	2011	2012
Income tax expense (benefit) from continuing operations	$(88)	$4,653	$5,592
Income tax expense (benefit) from discontinued operations	(41)	(504)	(2)

Total income tax expense (benefit)	$(129)	$4,149	$5,590

The components of income tax expense (benefit) from continuing operations consists of the following (in thousands):

	Year Ended
	December 28,	December 27,	December 25,
	2010	2011	2012
Current tax expense (benefit):
Federal	$(2,303)	$3,179	$5,406
State	2,537	2,250	2,220

Total current tax expense (benefit)	234	5,429	7,626
Deferred tax expense (benefit):
Federal	(281)	(287)	(1,098)
State	(41)	(489)	(936)

Total deferred tax expense (benefit)	(322)	(776)	(2,034)

Total income tax expense (benefit) from continuing operations	$(88)	$4,653	$5,592

The difference between the reported income tax expense (benefit) from continuing operations and taxes determined by applying the applicable U.S. federal statutory income tax rate to income before taxes from continuing operations is reconciled as follows (dollars in thousands):

	Year Ended
	December 28,		December 27,		December 25,
	2010		2011		2012
Income tax expense at federal statutory rate	$3,034	35%	$5,005	35%	$7,058	35%
State tax expense, net	522	6%	831	6%	443	2%
FICA tip and work opportunity credits	(1,474)	-17%	(1,743)	-12%	(2,200)	-10%
Nondeductible (nontaxable) insurance	(237)	-3%	450	3%	(160)	-1%
Other items, net	(1,933)	-22%	110	1%	451	2%

Total income tax expense (benefit) from continuing operations	$(88)	-1%	$4,653	33%	$5,592	28%

In fiscal 2010, Other items, net consisted primarily of a $3,683 tax benefit for the reversal of previously reserved unrecognized tax benefits resulting from the expiration of the statute of limitations in 2010 relating to various uncertain tax positions. The impact of the reversal was partially offset by an additional provision of $1,503 related to income tax accruals provided for various newly identified uncertain tax positions.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are presented below (in thousands):

	December 27, 2011	December 25, 2012
	(In Thousands)
Deferred tax assets:
Equity-based compensation	$366	$151
Accrued liabilities	2,197	2,629
Deferred compensation	2,848	3,366
Deferred rent liabilities	3,198	6,212
Other	2,101	2,880

Total deferred tax assets	10,710	15,239

Deferred tax liabilities:
Property and equipment	7,559	11,759
Intangible assets	13,384	11,960
Other	100	245

Total deferred tax liabilities	21,043	23,964

Net deferred tax liabilities	$(10,333)	$(8,725)

The Company accounts for unrecognized tax benefits in accordance with the provisions of FASB guidance which, among other directives, requires uncertain tax positions to be recognized only if they are more likely than not to be upheld based on their technical merits. The measurement of the uncertain tax position is based on the largest benefit amount that is more likely than not (determined on a cumulative probability basis) to be realized upon settlement.

The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company receives an assessment for interest and penalties, it has been classified in the consolidated financial statements as income tax expense. Generally, the Company’s federal, state, and local tax returns for years subsequent to 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

At December 27, 2011 and December 25, 2012, the Company’s unrecognized tax benefits totaled approximately $1,631, related primarily to acquisitions and state tax issues. In 2010, the change in the unrecognized tax benefits, as reflected in the Other, net line of the effective tax rate reconciliation above, primarily relates to the release of exposure items due to the expiration of the statute of limitations, offset by additions for positions taken in prior years. The Company does not believe its uncertain tax positions will change materially during the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended
	December 28,	December 27,	December 25,
	2010	2011	2012
Balance at beginning of year	$4,133	$1,691	$1,631
Additions resulting from current year positions	—	—	—
Additions for positions taken in prior years	804	—	—
Expiration of statute of limitations	(3,246)	(60)	—

Balance at end of year	$1,691	$1,631	$1,631

The Company accrues interest and penalties in its tax provision. As of December 27, 2011 and December 25, 2012, accrued interest and penalties included in the consolidated balance sheets totaled $2,245 and $2,457, respectively. The change in interest and penalties associated with the Company’s unrecognized tax benefits is included as a component of the Other, net line of the effective tax rate reconciliation.

(7) Long-Term Debt

On September 26, 2012, the Company terminated its 2011 credit facility and on October 15, 2012 entered into a new credit facility that provides for a three-year unsecured revolving credit facility of up to $25,000. Borrowings under the new credit facility bear interest at a rate of LIBOR plus 1.50%. The Company is required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving loan facility. The credit facility is guaranteed by certain subsidiaries of the Company. The new credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA, as defined in the credit agreement, and minimum fixed charge coverage, as defined in the credit agreement. The new credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, changes of control, the incurrence of indebtedness and providing financing or other transactions with affiliates. The Company was in compliance with all of the debt covenants as of December 25, 2012. As of December 25, 2012, there were no outstanding borrowings under the new credit facility.

As of December 25, 2012, the outstanding balance on the Company’s revolving credit facility was $0. Under the revolving loan commitment, the Company had approximately $25,000 of borrowings available under its revolving credit facility, less $761 in letter of credit commitments.

On July 29, 2011, the Company terminated its amended 2007 credit facility and replaced it with the 2011 credit facility that provides for a five-year term loan of $70,000 and a five-year revolving credit facility of up to $10,000. Borrowings under the 2011 credit facility bore interest at a rate between LIBOR plus 4.75% and LIBOR plus 5.75%, depending on the Company’s leverage ratio. Interest was payable quarterly. Principal payments were due in quarterly payments of $875 commencing September 30, 2013 with the balance due July 29, 2016. The Company was required to pay a commitment fee equal to 0.5% per annum on the available but unused revolving loan facility. The 2011 credit facility was secured by substantially all of the Company’s assets. The 2011 credit facility contained various financial covenants, including a maximum ratio of total indebtedness to EBITDA, as defined in the credit agreement, a minimum amount of EBITDA plus corporate general and administrative expenses, a minimum ratio of EBITDA plus certain non-recurring items to fixed charges (including consolidated capital expenses) and a minimum level of liquidity, as defined in the credit agreement. The 2011 credit facility also contained covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, changes of control, the incurrence of indebtedness and providing financing or other transactions with affiliates. The Company was in compliance with all of the debt covenants as of December 27, 2011. During 2012 the Company repaid all remaining balances outstanding on the 2011 credit facility with proceeds from the IPO. Under the terms of the facility, the full payoff of both the term loan and the revolving credit facility effectively terminated the 2011 facility as of September 4, 2012.

On October 5, 2009, the Company amended its 2007 credit facility. The amended facility provided for term loans of $106,025 and up to an aggregate of $16,000 in revolving commitments, which could be used as lines of credit or letters of credit. In connection with the amendment, the Company was required to make an additional $1,500 principal payment in October 2009. Principal was payable in quarterly installments of $750 beginning December 29, 2009, with a final balloon payment due in July 2014. In addition, the Company was required to make additional principal payments of up to 100% of excess cash flows, as defined in the amended credit facility agreement, until the outstanding combined principal balance is less than or equal to $75,000, at which time the Company was required to make additional principal payments of up to 80% of excess cash flows. The additional principal payment required for 2009 pursuant to the excess cash flow calculation was $6,000 and was paid in March 2010. There were no additional principal payments required for 2010 due to voluntary principal payments made during 2010. Amounts available under the revolving commitments were permanently reduced in consecutive quarterly installments of $250, commencing March 23, 2010. The amendment also increased the interest rates payable by the Company. Interest was payable at a rate that is determinable by the Company to equal either (i) a Base Rate, or (ii) a Eurodollar Rate as defined in the agreement, plus an additional 5.5% to 8.0% depending on the senior debt rating of the Company and the outstanding combined principal balance of the loans (9.25% at December 28, 2010). In addition, the Company was required to pay a commitment fee equal to 0.75% per annum on the available but unused revolving loan facility. The amendment reduced the existing financial covenant requirements to three, including an interest coverage ratio, an adjusted debt leverage ratio and a minimum EBITDAR requirement. The amendment also placed additional limitations on the amount of new restaurant capital expenditures the Company could invest.

(8) Retirement Plans

The Company provides two retirement benefit plans to participants. The salary-reduction plans are provided through a qualified 401(k) plan and a nonqualified deferred compensation plan (the Plans). Under the Plans, employees who meet minimum service requirements and elect to participate may make contributions of up to 15% of their annual salaries under the 401(k) plan and up to 80% under the deferred-compensation plan. The Company may make additional contributions at the discretion of the Board of Directors. Expenses related to the Plans for the years ended, December 28, 2010, December 27, 2011 and December 25, 2012, totaled $909, $1,006, and $1,256, respectively.

(9) Litigation

The Company is involved, from time to time, in litigation arising in the ordinary course of business. The Company believes the outcome of such matters will not have a material adverse effect on its consolidated financial position or results of operations.

(10) Stockholders’ Equity

In November 2010, the Company received a cash equity contribution from its Parent in the amount of $47,127. The proceeds from the equity contribution were used to retire in full certain advances due affiliate (see Note 4 for additional information).

(11) Commitments and Contingencies

Prior to the Acquisition, the Company guaranteed certain lease payments of Star’s subsidiaries in connection with the leasing of real estate for restaurant locations. As of December 25, 2012, the Company was responsible as guarantor for five of the leases of its affiliates. The leases expire at various times through 2016. These guarantees will require payment by the Company only in an event of default by the affiliate where it is unable to make the required lease payments. During 2010 and 2011, the Company incurred expenses of $280 and $130 in connection with certain of these guarantees in return for releases from such guarantees which are included in other expenses. Management believes that any future payments required under these guarantees will not be significant. At December 25, 2012 the maximum potential amount of future payments the Company could be required to make as a result of the guarantees was $1,997.

At December 25, 2012 the Company had outstanding letters of credit of $976, of which $215 were collateralized by restricted cash and $761 were outstanding on the Company’s revolving credit facility. The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions.

(12) Fair Value Measurement

Under generally accepted accounting principles in the United States, the Company is required to measure certain assets and liabilities at fair value, or to disclose the fair value of certain assets and liabilities recorded at cost. Pursuant to these fair value measurement and disclosure requirements, fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value is calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities includes consideration of non-performance risk, including the Company’s own credit risk. Each fair value measurement is reported in one of the following three levels:

•	Level 1—valuation inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•	Level 2—valuation inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—valuation inputs are unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The following tables present our financial assets and liabilities measured at fair value on a recurring basis at December 27, 2011 and December 25, 2012 (in thousands):

	Fair Value Measurements
	Level	December 27, 2011	December 25, 2012
Deferred compensation plan investments (life insurance policies)	2	$6,159	$5,586
Deferred compensation plan investments (mutual funds)	1	$—	$2,216
Deferred compensation plan liabilities	2	$(7,023)	$(8,415)

There were no transfers among levels within the fair value hierarchy during the years ended December 27, 2011 or December 25, 2012.

The Company has no derivative instruments at December 27, 2011 or December 25, 2012.

The following table presents our non-financial assets measured at fair value on a non- recurring basis at December 27, 2011 and December 25, 2012 (in thousands):

	Fair Value Measurements
	Level	December 27, 2011	December 25, 2012
Long-lived assets held for sale	2	$1,850	$—

During fiscal 2011, the Company determined that the carrying amount of one of its Sullivan’s restaurants was most likely not recoverable. Therefore, the Company recorded a non-cash impairment charge of $1,400, which represented the difference between the carrying value of the restaurant assets and their estimated fair value, which was based on an estimated sales price. These assets were sold during the 2012 and the restaurant was closed. See Note 16 for further discussion of discontinued operations associated with this sale.

(13) Segment Reporting

The Company operates the Del Frisco’s, Sullivan’s, and Del Frisco’s Grille brands as operating segments. The concepts operate solely in the U.S. within the full-service dining industry, providing similar products to similar customers. Sales from external customers are derived principally from food and beverage sales, and the Company does not rely on any major customers as a source of sales. The concepts also possess similar economic characteristics, resulting in similar long-term expected financial performance characteristics. However, as Del Frisco’s restaurants typically have higher revenues, driven by their larger physical presence and higher check average, the Del Frisco’s, Sullivan’s, and Del Frisco’s Grille operating segments have varying operating income and restaurant-level EBITDA margins due to the leveraging of higher revenues on certain fixed operating costs such as management labor, rent, utilities, and building maintenance.

The following table presents information about reportable segments for fiscal years 2010, 2011, and 2012 (in thousands):

	Fiscal Year Ended December 25, 2012
	Del Frisco’s	Sullivan’s	Grille	Corporate	Consolidated
Revenues	$124,692	$83,767	$23,976	$—	$232,435
Restaurant-level EBITDA	35,993	15,721	4,803	—	56,517
Capital expenditures	13,922	3,521	15,857	335	33,635
Property and equipment	70,342	42,217	25,828	1,417	139,804

	Fiscal Year Ended December 27, 2011
	Del Frisco’s	Sullivan’s	Grille	Corporate	Consolidated
Revenues	$111,387	$82,777	$4,461	$—	$198,625
Restaurant-level EBITDA	31,277	15,611	437	—	47,325
Capital expenditures	6,777	2,924	9,928	434	20,063
Property and equipment	56,419	38,776	9,972	1,069	106,236

	Fiscal Year Ended December 28, 2010
	Del Frisco’s	Sullivan’s	Grille	Corporate	Consolidated
Revenues	$88,292	$74,563	$—	$—	$162,855
Restaurant-level EBITDA	25,318	13,395	—	—	38,713
Capital expenditures	718	4,572	43	217	5,550
Property and equipment	54,655	35,900	43	636	91,234

In addition to using consolidated results in evaluating the Company’s performance and allocating its resources, the Company’s chief operating decision maker uses restaurant-level EBITDA, which is not a measure defined by generally accepted accounting principles. Restaurant-level EBITDA is defined as operating income before pre-opening costs, general and administrative expenses, management and accounting fees paid to related party, impairment charges, and depreciation and amortization. Pre-opening costs are excluded because they vary in timing and magnitude and are not related to the health of ongoing operations. General and administrative expenses and management and accounting fees paid to related party are only included in the Company’s consolidated financial results as they are generally not specifically identifiable to individual operating segments as these costs relate to supporting all of the restaurant operations of the Company and the extension of the Company’s concepts into new markets. Depreciation and amortization is excluded because it is not an ongoing controllable cash expense and it is not related to the health of ongoing operations. Property and equipment is the only balance sheet measure used by the Company’s chief operating decision maker in allocating resources. See table below for a reconciliation of restaurant-level EBITDA to operating income.

	Fiscal Year Ended
	December 28, 2010	December 27, 2011	December 25, 2012
Restaurant-level EBITDA	$38,713	$47,325	$56,517
Less pre-opening costs	798	3,018	4,058
Less general and administrative	7,512	10,640	13,449
Less management and accounting fees paid to related party	3,345	3,399	1,252
Less asset advisory agreement termination fee	—	—	3,000
Less public offering transaction bonuses	—	—	1,462
Less depreciation and amortization	6,459	6,998	8,675

Operating income	$20,599	$23,270	$24,621

(14) Earnings Per Share

Basic earnings per share (“EPS”) data is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. During fiscal 2010 and 2011, there were no outstanding stock options or other dilutive securities and therefore they were not included in the dilutive calculation. Diluted earnings per share for fiscal 2012 excludes stock options of 825,000, which were outstanding during the period but were anti-dilutive.

(dollars in thousands, except per share data)

	Year Ended
	December 28,	December 27,	December 25,
	2010	2011	2012
Income (loss) from continuing operations	$8,757	$9,647	$14,573
Discontinued operations, net of income tax benefit	(27)	(674)	(819)

Net income (loss)	$8,730	$8,973	$13,754

Shares:
Weighted average number of common shares outstanding (1)	17,994,667	17,994,667	20,432,579
Dilutive shares	—	—	—

Total Diluted Shares	17,994,667	17,994,667	20,432,579

Basic and diluted income (loss) per common share:
Continuing operations	$0.49	$0.54	$0.71
Discontinued operations	(0.00)	(0.04)	(0.04)

Basic and diluted income (loss) per share	$0.49	$0.50	$0.67

(1)	The weighted average number of shares of common stock outstanding reflects the effect of the Conversion. (See Note 1).

(15) Stock-Based Employee Compensation

2012 Long-Term Equity Incentive Plan

In connection with the IPO, the Company adopted the Del Frisco’s Restaurant Group, Inc. 2012 Long-Term Equity Incentive Plan (the “2012 Plan”), which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable at various periods ranging from one to four years from date of grant. The 2012 Plan has 2,232,800 shares authorized for issuance under the plan. There are 825,000 shares of common stock issuable upon exercise of currently outstanding options at December 25, 2012, and 1,407,800 shares available for future grants.

The Company recorded $378 in total stock option compensation cost during the period ended December 25, 2012 which was expensed primarily in general and administrative costs.

The following table summarizes stock option activity during 2012:

	December 25, 2012
	Shares	Weighted average exercise price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Outstanding at beginning of year	—	—
Granted	830,000	$13.09
Exercised	—	—
Forfeited	(5,000)	13.00

Outstanding at end of period	825,000	$13.09	9.62 years	$1,845

Options exercisable at end of period	—	$—	—	$—

A summary of the status of non-vested shares as of December 25, 2012 and changes during fiscal 2012 is presented below:

	December 25, 2012
	Shares	Weighted average Grant-Date Fair Value
Non-vested shares at beginning of year	—	—
Granted	830,000	$4.93
Vested	—	—
Canceled	(5,000)	4.82

Non-vested shares at end of period	825,000	$4.93

As of December 25, 2012, there was $3,636 of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a period of approximately 3.62 years.

The grant-date per share fair value of options granted was $4.93. The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 0.62%, no expected dividend yield, volatility of 40.49%, and an expected option life of 5.49 years. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award. The assumptions above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. The expected term of options granted is based on a representative peer group with similar employee groups and expected behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury constant maturities rate in effect at the time of grant. The Company utilized a weighted rate for expected volatility based on a representative peer group with a similar expected term of options granted. Outstanding options granted under the Company’s 2012 Equity Incentive Plan are subject to a four year vesting period and have a ten year maximum contractual term.

In addition, the Company is required to estimate the expected forfeiture rate and only recognizes expense for those shares expected to vest. If the actual forfeiture rate is materially different from the Company’s estimate, the share-based compensation expense could be materially different.

2007 Long-Term Equity Incentive Compensation

In April 2007, Holdings provided long-term incentives to certain of the Company’s officers through the issuance of equity incentive awards in the form of its Class C interests. In addition, these same officers acquired Class B interests in Holdings for $525, which amount was subsequently contributed to the Company by Holdings. The Class B interests of Holdings, which were purchased at their estimated fair value, were fully vested upon issuance and have a stated return but did not participate in any increase in the value of Holdings. The Class C interests of Holdings, which represented a 7% equity participation in Holdings, vested ratably over a five-year period based on both continuing employment and the achievement of performance targets from 2007 through 2011. The Class C interests vested 7.5% annually over five years if the holder was employed on December 31 of each year. The annual compensation expense related to this 7.5% was based upon the value of Class C interests calculated at April 30, 2007, the date of grant. The remaining Class C interests vested 12.5% annually in each of the five years if performance targets of each such year are achieved by December 31 of such year; however, these interests, subject to vesting upon achievement of performance targets, were forfeited and not eligible to vest at a later date if the performance targets for such year are not achieved. These awards were accounted for as variable awards, which are revalued at the end of each reporting period until such interests are either vested or forfeited. Those Class C interests that have not been previously forfeited become fully vested if there is a change of control in the ownership of the Company or Holdings, as set forth in the operating agreement of Holdings. During 2010 and 2011, both the 7.5% service-based and the 12.5% performance-based of Class C interests vested for those participants still employed by the Company at the end of each year.

A contemporaneous independent appraisal was conducted by an unrelated valuation specialist to value the Class B and Class C interests at the date of grant as well as for the Class C interests at December 30, 2008. This valuation used the option value method, as further discussed below, to determine the estimated fair value of the interests. The estimated fair value of the Class B interests approximated the purchase value by the officers and was vested upon issuance, and therefore, no compensation cost was recorded on the Class B interests.

The estimated fair value of the Class C interests was calculated based on the estimated market value of the Company with discounts applied that related to lack of marketability, restrictions on the transferability of the Class C interests, and the preferences of Class A and B interests. The Class C interests only had value after the Class A and B interests are paid the amount invested in Holdings plus the stated rate of return of 12% on such invested amounts. The estimated fair value of the Class C interests was calculated using the option value method based on a risk-free interest rate of 0.62%; an expected life of approximately 1.75 years; and expected volatility of 34%, at December 28, 2010 and December 27, 2011; and an estimated dividend yield of zero. The unrelated valuation specialist utilized the constant maturity treasury rate relative to the expected life for the expected risk-free interest rate, the volatility of comparable publicly traded companies for expected volatility, and the expected time between valuation date and a liquidity event for the expected life. This equity-based compensation totaled $170 and $101 for the years ended December 28, 2010 and December 27, 2011, respectively. The Company has recorded this equity-based compensation as a charge to earnings in its consolidated statements of income and comprehensive income with an affect to stockholders’ equity in its consolidated statements of changes in stockholders’ equity for the years ended December 28, 2010 and December 27, 2011, respectively. As of December 31, 2011, only one of the original three Class C interest holders was still employed by the Company and all interest in Class B and Class C awards were fully vested.

During 2011, the Company distributed $357 to Wagon Holdings, which was recorded as a cash distribution to parent and is reflected on the Statement of Changes in Member’s Equity. Wagon Holdings, in turn, paid a former executive of the Company $357 as consideration for his surrendering his Class B and Class C interests. The consideration paid for surrender solely related to the value of Class B interests which was the amount invested in Holdings plus the stated rate of return of 12% on such invested amounts.

(16) Discontinued Operations

On June 30, 2012, the Company closed its Dallas Sullivan’s location and on July 2, 2012, the Company completed the sale of the real property to a third party. The real property sold for $1,682, net of selling related expenses, which approximated its carrying value. In connection with the closure and sale of this restaurant, the Company allocated $739 in goodwill from the Sullivan’s reporting unit to this restaurant to determine the loss on the disposition. After this allocation, the total loss on the sale of this property was $465, net of tax. The Company previously recognized a non-cash asset impairment charge of $1,400 associated with this restaurant during fiscal 2011.

The Company determined that this closure met the criteria for classification as discontinued operations. As a result, all historical operating results of this property are reflected within discontinued operations in the consolidated statements of comprehensive income (loss) for all periods presented. Loss from discontinued operations, net of tax is comprised of the following:

	Fiscal Year Ended
	December 28, 2010	December 27, 2011	December 25, 2012
Revenues	$2,720	$3,003	$1,505
Income (loss) before income tax	(68)	(1,179)	(821)
Income tax (expense) benefit	41	505	2

Income (loss) from discontinued operations, net of income tax	$(27)	$(674)	$(819)

(17) Quarterly Financial Information (Unaudited)

The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 2012 and fiscal 2011 (in thousands, except per share data).

	Fiscal Year Ended December 25, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$52,943	$50,736	$47,887	$80,869	$232,435
Operating income	8,253	6,611	(923)	10,680	24,621
Income from continuing operations	4,899	3,628	(1,794)	7,840	14,573
Net income	4,986	3,626	(2,422)	7,564	13,754
Basic income (loss) per common share:
Continuing operations	$0.27	$0.20	$(0.09)	$0.33	$0.71
Discontinued operations	0.01	—	(0.03)	(0.01)	(0.04)

Basic income (loss) per share	$0.28	$0.20	$(0.12)	$0.32	$0.67

Basic weighted average shares outstanding	17,995	17,995	20,826	23,795	20,433

Diluted income (loss) per common share:
Continuing operations	$0.27	$0.20	$(0.09)	$0.33	$0.71
Discontinued operations	0.01	—	(0.03)	(0.01)	(0.04)

Diluted income (loss) per share	$0.28	$0.20	$(0.12)	$0.32	$0.67

Diluted weighted average shares outstanding	17,995	17,995	20,826	23,795	20,433

	Fiscal Year Ended December 27, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$42,621	$42,851	$41,273	$71,880	$198,625
Operating income	5,681	3,246	3,195	11,148	23,270
Income from continuing operations	2,724	1,097	(921)	6,747	9,647
Net income	2,743	1,034	(1,836)	7,032	8,973
Basic and diluted income (loss) per common share:
Continuing operations	$0.15	$0.06	$(0.05)	$0.38	$0.54
Discontinued operations	—	—	(0.05)	0.01	(0.04)

Basic and diluted income (loss) per share	$0.15	$0.06	$(0.10)	$0.39	$0.50

Basic and diluted weighted average shares outstanding	17,995	17,995	17,995	17,995	17,995

During the third fiscal quarter of 2012, the Company incurred an asset management termination fee of $3,000, a $1,462 public offering transaction bonus expense associated with the IPO, and $1,649 in expenses associated with the write-off of debt issuance costs.

During the third fiscal quarter of 2011, the Company incurred a $1,400 impairment charge, which is reflected in discontinued operations, related to one Sullivan’s restaurant that was subsequently closed and sold during fiscal 2012.

In management’s opinion, the unaudited quarterly information shown above has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the consolidated financial statements and the accompanying notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily indicative of future performance.