Form 10-Q
period 2013-03-19
Del Frisco's Restaurant Group, Inc.
filed 2013-04-30
CIK 1415301

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 19, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.    Yes  ☐    No  ☒

As of April 29, 2013, the latest practicable date, 23,794,667 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

Table of Contents:

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	March 19,	December 25,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,809	$10,763
Restricted cash	215	215
Inventory	12,125	12,103
Income tax receivable	232	—
Deferred income taxes	2,302	2,067
Lease incentives receivable	2,712	3,092
Prepaid expenses and other	4,255	4,758

Total current assets	31,650	32,998

Property and equipment, net	108,390	105,568
Goodwill	75,365	75,365
Intangible assets, net	36,360	36,391
Deferred compensation plan investments	8,849	7,802
Other assets	260	261

Total assets	$260,874	$258,385

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,200	$8,804
Accrued payroll	4,533	6,262
Accrued self-insurance	1,646	1,662
Deferred revenue	8,657	10,314
Income taxes payable	—	1,768
Other current liabilities	6,176	4,943

Total current liabilities	26,212	33,753

Deferred rent obligations	23,515	22,644
Deferred tax liabilities	13,645	10,792
Other liabilities	14,025	13,295

Total liabilities	77,397	80,484

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 25, 2012 or March 19, 2013 (unaudited)	—	—
Common stock, $0.001 par value, 190,000,000 shares authorized, 23,794,667 shares issued and outstanding at December 25, 2012, and March 19, 2013 (unaudited)	24	24
Additional paid in capital	121,617	119,610
Retained earnings	61,836	58,267
Accumulated other comprehensive income	—	—

Total stockholders’ equity	183,477	177,901

Total liabilities and stockholders’ equity	$260,874	$258,385

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income—Unaudited

(Dollars in thousands, except per share data)

	12 Weeks Ended
	March 19,	March 20,
	2013	2012

Revenues	$59,802	$52,942

Costs and expenses:
Costs of sales	18,420	16,367
Restaurant operating expenses	26,545	22,316
Marketing and advertising costs	908	853
Pre-opening costs	591	70
General and administrative costs	3,775	2,646
Management and accounting fees paid to related party	—	744
Secondary public offering costs	412	—
Public offering transaction bonuses	1,805	—
Depreciation and amortization	2,442	1,694

Operating income	4,904	8,252

Other income (expense), net:
Interest expense	(24)	(1,221)
Other	—	(3)

Income from continuing operations before income taxes	4,880	7,028

Income tax expense	1,311	2,130

Income from continuing operations	$3,569	$4,898

Discontinued operations, net of income tax benefit	—	87

Net income	$3,569	$4,985

Basic and diluted income per common share:
Continuing operations	$0.15	$0.27
Discontinued operations	—	$0.01

Basic and diluted income per share	$0.15	$0.28

Shares used in computing net income per common share:
Basic	23,794,667	17,994,667
Diluted	23,794,667	17,994,667

Comprehensive income	$3,569	$4,985

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity—Unaudited

(Dollars in thousands)

					Accumulated
					Other
	Common Stock		Additional Paid	Retained	Comprehensive
	Shares	Par Value	In Captial	Earnings	Income	Total

Balance at December 25, 2012	23,794,667	$24	$119,610	$58,267	$—	$177,901

Comprehensive income		—	—	3,569	—	3,569
Share-based compensation costs		—	228	—	—	228
Contribution by majority shareholder (see Note 5)		—	1,779	—	—	1,779

Balance at March 19, 2013	23,794,667	$24	$121,617	$61,836	$—	$183,477

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Dollars in Thousands)

	12 Weeks Ended
	March 19,	March 20,
	2013	2012
Cash flows from operating activities:
Net income	$3,569	$4,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,442	1,713
Loan cost amortization	4	94
Non-cash equity based compensation	228	—
Deferred income taxes	2,618	(501)
Amortization of deferred lease incentives	(107)	(42)
Changes in operating assets and liabilities:
Inventories	(22)	153
Lease incentives receivable	1,030	—
Other assets	1,235	29
Accounts payable	(3,604)	(1,787)
Income taxes	(2,098)	1,154
Deferred rent obligations	289	121
Other liabilities	(1,302)	(2,596)

Net cash provided by operating activities	4,282	3,323

Cash flows from investing activities:
Purchases of property and equipment	(5,224)	(3,773)
Other	(12)	3

Net cash used in investing activities	(5,236)	(3,770)

Cash flows from financing activities:
Payments of long-term debt	—	(5,000)

Net cash used in financing activities	—	(5,000)

Net decrease in cash and cash equivalents	(954)	(5,447)
Cash and cash equivalents at beginning of period	10,763	14,119

Cash and cash equivalents at end of period	$9,809	$8,672

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$23	$1,226
Income taxes	$787	$1,517

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

1.	BUSINESS AND BASIS OF PRESENTATION

As of March 19, 2013, Del Frisco’s Restaurant Group, Inc. (the “Company”) owned and operated 35 restaurants under the brand names of Del Frisco’s Double Eagle Steak House (“Del Frisco’s”), Sullivan’s Steakhouse (“Sullivan’s”), and Del Frisco’s Grille (“Grille”). Of the 35 restaurants the Company operated at the end of the period covered by this report, there were ten Del Frisco’s restaurants, 19 Sullivan’s restaurants and six Grille restaurants in operation in 19 states throughout the United States of America. One new Grille location opened during the 12 weeks ended March 19, 2013 in Houston, Texas.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the 12 weeks ended March 19, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 25, 2012 included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 25, 2012 filed with the SEC on February 26, 2013.

The Company operates on a 52- or 53-week fiscal year ending the last Tuesday in December. The fiscal quarters ended March 19, 2013 and March 20, 2012 each contained 12 weeks and are referred to herein as the first quarter of fiscal year 2013 and the first quarter of fiscal year 2012, respectively. Fiscal year 2013 will be a 53-week fiscal year and fiscal year 2012 was a 52-week fiscal year.

2.	SECONDARY PUBLIC OFFERING

On March 7, 2013, a secondary public offering of the Company’s common stock was completed by the Company’s majority shareholder (along with its affiliates and associates, excluding the Company and other companies that it or they own as a result of their investment activities, “Lone Star Fund”). The selling shareholder sold 4,750,000 previously outstanding shares. The Company did not receive any proceeds from the offering. The selling shareholder paid all of the underwriting discounts and commissions associated with the sale of the shares; however, the Company incurred $0.4 million in costs and registration expenses related to the offering during the 12 weeks ended March 19, 2013. In addition, on April 10, 2013, the shareholder sold an additional 150,000 shares of common stock to cover over-allotments related to the March 7, 2013 offering.

3.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) data is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the 12 weeks ended March 19, 2013 excludes options to purchase 796,000 shares of common stock, which were outstanding during the period but were anti-dilutive. At March 20, 2012, there were no outstanding stock options or other dilutive securities and therefore they were not included in the dilutive calculation.

(all information in thousands, except per share data)

	12 Weeks Ended
	March 19,	March 20,
	2013	2012
Income from continuing operations	$3,569	$4,898
Discontinued operations, net of income tax benefit	—	87

Net income	$3,569	$4,985

Shares:
Weighted average number of common shares outstanding	23,794,667	17,994,667
Dilutive shares	—	—

Total Diluted Shares	23,794,667	17,994,667

Basic and diluted income per common share:
Continuing operations	$0.15	$0.27
Discontinued operations	—	0.01

Basic and diluted income per share	$0.15	$0.28

4.	STOCK-BASED EMPLOYEE COMPENSATION

2012 Long-Term Equity Incentive Plan

On July 16, 2012, the Company adopted the Del Frisco’s Restaurant Group, Inc. 2012 Long-Term Equity Incentive Plan (the “2012 Plan”), which allows the Company to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable at various periods ranging from one to four years from date of grant. The 2012 Plan has 2,232,800 shares authorized for issuance under the plan. There are 796,000 shares of common stock issuable upon exercise of outstanding options at March 19, 2013, and 1,436,800 shares available for future grants.

The Company recorded $228,000 in total stock option compensation cost during the 12 weeks ended March 19, 2013 which was expensed primarily in general and administrative costs.

The following table summarizes stock option activity during the period ended March 19, 2013:

	12 Weeks Ended March 19, 2013
	Shares	Weighted average exercise price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)

Outstanding at beginning of year	825,000	13.09

Granted	—	—

Exercised	—	—

Forfeited	(29,000)	13.00

Outstanding at end of period	796,000	$13.10	9.4 years	$3,162

Options exercisable at end of period	—	$—	—	$—

A summary of the status of non-vested shares as of March 19, 2013 and changes during the first quarter of fiscal 2013 is presented below:

	12 Weeks Ended
	March 19, 2013
	Shares	Weighted average Grant- Date Fair Value
Non-vested shares at beginning of year	825,000	$4.93
Granted	—	—
Vested	—	—
Forfeited	(29,000)	4.82

Non-vested shares at end of period	796,000	$4.94

As of March 19, 2013, there was $3.3 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a period of approximately 3.4 years.

5.	RELATED PARTY TRANSACTIONS

In connection with the March 2013 secondary public offering, certain executives of the Company earned transaction bonuses totaling approximately $1.8 million. These bonuses were earned under letter agreements, as amended, with LSF5 Wagon Holdings, LLC, an affiliate of Lone Star Fund (“Wagon”), in which certain executives of the Company were eligible to receive a transaction bonus upon the occurrence of an eligible transaction. Wagon is responsible for funding any transaction bonuses under these agreements, including those paid in connection with the March 2013 secondary public offering. As these bonuses were contingent upon employment with the Company, the Company is required to record the expense of these bonuses and recognized the funding by Wagon as additional paid in capital. The $1.8 million was recorded as an expense to the Company and capital contribution by Wagon in the first quarter of fiscal 2013. Subsequent to the end of the first quarter of fiscal 2013, Wagon contributed approximately $1.8 million which was used by the Company to pay these bonuses.

In fiscal 2012, the Company entered into a Transition Services Agreement with an affiliate of Lone Star Fund to provide certain limited support services, including legal and risk management, until the Company can complete transition of these functions to internal or third-party resources. General and administrative expenses include charges of approximately $18,000 for these services for the 12 weeks ended March 19, 2013.

6.	LONG-TERM DEBT

On October 15, 2012 the Company entered into a new credit facility that provides for a three-year unsecured revolving credit facility of up to $25.0 million. Borrowings under the new credit facility bear interest at a rate of LIBOR plus 1.50%. The Company is required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving credit facility. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA, as defined in the credit agreement, and minimum fixed charge coverage, as defined in the credit agreement. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates. The Company was in compliance with all of the debt covenants as of March 19, 2013 and December 25, 2012.

As of March 19, 2013 and December 25, 2012, there were no outstanding borrowings on the Company’s revolving credit facility. Under the revolving loan commitment, the Company had approximately $24.2 million of borrowings available under its revolving credit facility, including $761,000 in outstanding letters of credit commitments drawn on the facility.

7.	INCOME TAXES

The effective income tax rate was 26.9% and 30.3% in the 12 weeks ended March 19, 2013 and March 20, 2012, respectively. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses. The decrease in the effective tax rate for the 12 weeks ended March 19, 2013 is primarily attributable to the impact of the deductions related to the public offering transaction bonuses described in Note 5, which reduced income before income taxes and increased the impacts of the FICA tip and other credits.

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis at March 19, 2013 and December 25, 2012 (in thousands):

	Fair Value Measurements
	Level	March 19, 2013	December 25, 2012
Deferred compensation plan investments (life insurance policies)	2	$8,849	$5,586
Deferred compensation plan investments (mutual funds)	1	$—	$2,216
Deferred compensation plan liabilities	2	$(9,243)	$(8,415)

There were no transfers among levels within the fair-value hierarchy during the first quarter of fiscal 2013 and fiscal 2012. The carrying value of the Company’s cash and cash equivalents, restricted cash, and accounts payable approximate fair value because of their short term nature.

9.	SEGMENT REPORTING

The Company operates the Del Frisco’s, Sullivan’s, and Grille brands as operating segments. The concepts operate solely in the U.S. within the full-service dining industry, providing similar products to similar customers. Sales from external customers are derived principally from food and beverage sales, and the Company does not rely on any major customers as a source of sales. The concepts also possess similar economic characteristics, resulting in similar long-term expected financial performance characteristics. However, as Del Frisco’s restaurants typically have higher revenues, driven by their larger physical presence and higher average check, the Del Frisco’s, Sullivan’s, and Grille operating segments have varying operating income and restaurant-level EBITDA margins due to the leveraging of higher revenues on certain fixed operating costs such as management labor, rent, utilities, and building maintenance.

The following table presents information about reportable segments for the 12 weeks ended March 19, 2013 and March 20, 2012 and as of March 19, 2013 and March 20, 2012. (in thousands):

	12 Weeks Ended March 19, 2013
	Del Frisco’s	Sullivan’s	Grille	Corporate	Consolidated

Revenues	$32,285	$19,898	$7,619	$—	$59,802
Restaurant-level EBITDA	8,754	3,640	1,535	—	13,929
Capital expenditures	550	560	4,084	30	5,224
Property and equipment	70,892	42,777	29,912	1,447	145,028

	12 Weeks Ended March 20, 2012
	Del Frisco’s	Sullivan’s	Grille	Corporate	Consolidated

Revenues	$28,323	$20,595	$4,024	$—	$52,942
Restaurant-level EBITDA	8,149	4,379	878	—	13,406
Capital expenditures	245	1,297	2,203	28	3,773
Property and equipment	56,664	42,683	12,175	1,090	112,612

In addition to using consolidated results in evaluating the Company’s performance and allocating its resources, the Company’s chief operating decision maker uses restaurant-level EBITDA, which is not a measure defined by GAAP. The Company defines restaurant-level EBITDA as operating income before pre-opening costs, general and administrative expenses, management and accounting fees paid to related party, secondary public offering costs, public offering transaction bonuses, and depreciation and amortization. Pre-opening costs are excluded because they vary in timing and magnitude and are not related to the health of ongoing operations. General and administrative expenses and management and accounting fees paid to related party are only included in the Company’s consolidated financial results as they are generally not specifically identifiable to individual operating segments as these costs relate to supporting all of the restaurant operations of the Company and the extension of the Company’s concepts into new markets. Public offering costs, transaction bonuses, and depreciation and amortization are excluded because they are not ongoing controllable cash expenses and they are not related to the health of ongoing operations. Property and equipment is the only balance sheet measure used by the Company’s chief operating decision maker in allocating resources. See table below (in thousands) for a reconciliation of restaurant-level EBITDA to operating income from continuing operations.

	12 Weeks Ended
	March 19, 2013	March 20, 2012

Restaurant-level EBITDA	$13,929	$13,406
Less pre-opening costs	591	70
Less general and administrative costs	3,775	2,646
Less management and accounting fees paid to related party	—	744
Less secondary public offering costs	412	—
Less public offering transaction bonuses	1,805	—
Less depreciation and amortization	2,442	1,694

Operating income	$4,904	$8,252

10.	COMMITMENTS AND CONTINGENCIES

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

Prior to the acquisition of the Company by Lone Star Fund, the Company guaranteed certain lease payments of related parties in connection with the leasing of real estate for restaurant locations. As of December 25, 2012 and March 19, 2013, the Company was responsible as guarantor for five of these leases. The leases expire at various times through 2016. These guarantees will require payment by the Company only in an event of default by the related party where it is unable to make the required lease payments. Management believes that any future payments required under these guarantees will not be significant. At December 25, 2012 and March 19, 2013 the maximum potential amount of future lease payments the Company could be required to make as a result of the guarantees was approximately $2.0 million and $1.9 million, respectively.

At December 25, 2012 and March 19, 2013, the Company had outstanding letters of credit of $976,000, of which $761,000 were drawn on the Company’s credit facility (see Note 6, Long-Term Debt) and $215,000 were collateralized by restricted cash. The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions.

11.	DISCONTINUED OPERATIONS

On June 30, 2012, the Company closed its Dallas Sullivan’s location and on July 2, 2012, the Company completed the sale of the real property to a third party. The Company determined that this closure met the criteria for classification as discontinued operations. As a result, all historical operating results as well as the loss on the sale of this property are reflected within discontinued operations in the condensed consolidated statements of comprehensive income for all periods presented. Loss from discontinued operations, net of tax is comprised of the following for the 12 weeks ended March 20, 2012 (in thousands):

12 Weeks Ended
March 20,
2012

Revenues	$736

Income before income tax	127
Income tax expense	(40)

Income from discontinued operations, net of income tax expense	$87

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange  Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created thereby. Forward looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2012, filed February 26, 2013, or the 2012 10-K, as well as other factors that may affect our business, results of operations, or financial condition. Forward looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward looking statements, whether as a result of new information,  future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward looking statements contained in this report will, in fact, transpire.

Overview

Del Frisco’s Restaurant Group develops, owns and operates three contemporary, high-end, complementary restaurants: Del Frisco’s Double Eagle Steak House, or Del Frisco’s, Sullivan’s Steakhouse, or Sullivan’s, and Del Frisco’s Grille, or the Grille. We currently operate 35 restaurants in 19 states. Of the 35 restaurants we operated as of the end of the period covered by this report, there were ten Del Frisco’s restaurants, 19 Sullivan’s restaurants and six Grille restaurants. During the first fiscal quarter of 2013 we opened one new Grille location in Houston, Texas.

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

Performance Indicators. We use the following key metrics in evaluating the performance of our restaurants:

•

Comparable Restaurant Sales. We consider a restaurant to be comparable during the first full fiscal period following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 27 and 29 restaurants at March 20, 2012 and March 19, 2013, respectively.

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

•

Restaurant-Level EBITDA Margin. Restaurant-level EBITDA margin represents net income before interest, taxes and depreciation and amortization plus the sum of certain non-operating expenses, including pre-opening costs, management fees and expenses, general and administrative expenses, secondary public offering costs, and public offering transaction bonuses, as a percentage of our revenues. By monitoring and controlling our restaurant-level EBITDA margins, we can gauge the overall profitability of our core restaurant operations. See Note 9, Segment Reporting in the notes to our condensed consolidated financial statements for additional information on restaurant-level EBITDA margin.

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

Results of Operations

The following table shows our operating results (in thousands), as well as our operating results as a percentage of revenues, for the 12 weeks ended March 19, 2013 and March 20, 2012.

	12 Weeks Ended
	March 19,		March 20,
	2013		2012

Revenues	$59,802	100.0%	$52,942	100.0%

Costs and expenses:
Costs of sales	18,420	30.8%	16,367	30.9%
Restaurant operating expenses	26,545	44.4%	22,316	42.2%
Marketing and advertising costs	908	1.5%	853	1.6%
Pre-opening costs	591	1.0%	70	0.1%
General and administrative costs	3,775	6.3%	2,646	5.0%
Management and accounting fees paid to related party	—	0.0%	744	1.4%
Secondary public offering costs	412	0.7%	—	0.0%
Public offering transaction bonuses	1,805	3.0%	—	0.0%
Depreciation and amortization	2,442	4.1%	1,694	3.2%

Operating income	4,904	8.2%	8,252	15.6%

Other income (expense), net:
Interest expense	(24)	0.0%	(1,221)	–2.3%
Other	—	0.0%	(3)	0.0%

Income from continuing operations before income taxes	4,880	8.2%	7,028	13.3%

Income tax expense	1,311	2.2%	2,130	4.0%

Net income from continuing operations	$3,569	6.0%	$4,898	9.3%

Fiscal Quarter Ended March 19, 2013 (12 weeks) Compared to the Fiscal Quarter Ended March 20, 2012 (12 weeks)

The following tables show our operating results (in thousands), as well as our operating results as a percentage of revenues, for the 12 weeks ended March 19, 2013 and March 20, 2012.

	12 Weeks Ended March 19, 2013
	Del Frisco’s		Sullivan’s		Grille		Consolidated

Revenues	$32,285	100.0%	$19,898	100.0%	$7,619	100.0%	$59,802	100.0%
Costs and expenses:
Cost of sales	10,155	31.5%	6,127	30.8%	2,138	28.1%	18,420	30.8%
Restaurant operating expenses	12,948	40.1%	9,743	49.0%	3,854	50.6%	26,545	44.4%
Marketing and advertising costs	428	1.3%	388	1.9%	92	1.2%	908	1.5%

Restaurant-level EBITDA	8,754	27.1%	3,640	18.3%	1,535	20.1%	13,929	23.3%

Pre-opening costs							591	1.0%
General and administrative							3,775	6.3%
Secondary public offering costs							412	0.7%
Public offering transaction bonuses							1,805	3.0%
Depreciation and amortization							2,442	4.1%

Operating Income							$4,904	8.2%

Restaurant operating weeks	120		228		61		409
Average unit volume	$3,229		$1,047		$1,499		$1,755

	12 Weeks Ended March 20, 2012
	Del Frisco’s		Sullivan’s		Grille		Consolidated

Revenues	$28,323	100.0%	$20,595	100.0%	$4,024	100.0%	$52,942	100.0%
Costs and expenses:
Cost of sales	8,975	31.7%	6,287	30.5%	1,105	27.5%	16,367	30.9%
Restaurant operating expenses	10,805	38.1%	9,522	46.2%	1,989	49.4%	22,316	42.2%
Marketing and advertising costs	394	1.4%	407	2.0%	52	1.3%	853	1.6%

Restaurant-level EBITDA	8,149	28.8%	4,379	21.3%	878	21.8%	13,406	25.3%

Pre-opening costs							70	0.1%
General and administrative							2,646	5.0%
Management and accounting fees paid to related party							744	1.4%
Depreciation and amortization							1,694	3.2%

Operating Income							$8,252	15.6%

Restaurant operating weeks	108		228		24		360
Average unit volume	$3,147		$1,084		$2,012		$1,765

Revenues. Consolidated revenues increased $6.9 million, or 13.0%, to $59.8 million in the first quarter of fiscal 2013 from $52.9 million in the first quarter of fiscal 2012. This increase was due to an additional 49 operating weeks provided by the opening of five restaurants since the first quarter of 2012, which provided an additional $7.3 million in revenues. The increase in revenues from additional operating weeks was partially offset by a 0.5% decrease in total comparable restaurant sales comprised of a 0.7% decrease in customer counts and a 0.2% increase in average check.

Del Frisco’s revenues increased $4.0 million, or 14.1%, to $32.3 million in the first quarter of fiscal 2013 from $28.3 million in the first quarter of fiscal 2012. This increase was primarily due to an additional 12 operating weeks provided by the opening of one restaurant since the first quarter of 2012, as well as a 1.9% increase in total comparable restaurant sales comprised of a 1.4% increase in customer counts and a 0.5% increase in average check.

Sullivan’s revenues decreased $0.7 million, or 3.4%, to $19.9 million in the first quarter of fiscal 2013 from $20.6 million in the first quarter of fiscal 2012. This decrease was due to a 4.0% decrease in total comparable restaurant sales comprised of a 2.6% decrease in customer counts and a 1.4% decrease in average check.

Grille revenues increased $3.6 million, or 90.0%, to $7.6 million in the first quarter of fiscal 2013 from $4.0 million in the first quarter of fiscal 2012. This increase was due to an additional 37 operating weeks provided by the opening of four restaurants since the first quarter of 2012.

Cost of Sales. Consolidated cost of sales increased $2.0 million, or 12.2%, to $18.4 million in the first quarter of fiscal 2013 from $16.4 million in the first quarter of fiscal 2012. This increase was primarily due to an additional 49 operating weeks in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012 from the five restaurants opened since the first quarter of 2012. As a percentage of consolidated revenues, consolidated cost of sales decreased to 30.8% during the first quarter of fiscal 2013 from 30.9% in the first quarter of fiscal 2012.

As a percentage of revenues, Del Frisco’s cost of sales decreased to 31.5% during the first quarter of fiscal 2013 from 31.7% in the first quarter of fiscal 2012. This decrease in cost of sales, as a percentage of revenues, was primarily due to lower protein costs, primarily for our prime beef and seafood, accounting for approximately 90% of the decrease, which was partially offset by unfavorable non-protein food and alcoholic beverage costs.

As a percentage of revenues, Sullivan’s cost of sales increased to 30.8% during the first quarter of fiscal 2013 from 30.5% in the first quarter of fiscal 2012. This increase in cost of sales, as a percentage of revenues, was primarily due to higher non-protein food costs, accounting for approximately 50% of the increase, and beef costs, accounting for approximately 50% of the increase, which were partially offset by favorable seafood and alcoholic beverage costs.

As a percentage of revenues, Grille cost of sales increased to 28.1% during the first quarter of fiscal 2013 from 27.5% in the first quarter of fiscal 2012. This increase in cost of sales, as a percentage of revenues, was primarily due to new restaurant opening inefficiencies.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $4.2 million, or 18.8%, to $26.5 million in the first quarter of fiscal 2013 from $22.3 million in the first quarter of fiscal 2012. This increase was primarily due to an additional 49 operating weeks in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012 from the five restaurants opened since the first quarter of 2012. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 44.4% in the first quarter of fiscal 2013 from 42.2% in the first quarter of fiscal 2012.

As a percentage of revenues, Del Frisco’s restaurant operating expenses increased to 40.1% during the first quarter of fiscal 2013 from 38.1% in the first quarter of fiscal 2012. This increase in restaurant operating expenses, as a percentage of revenues, was due to higher direct and indirect labor costs, accounting for approximately 70% of the increase, and higher other restaurant operating costs, accounting for approximately 30% of the increase. These increases were due primarily to the expected new-opening inefficiencies of our Del Frisco’s that opened in December 2012.

As a percentage of revenues, Sullivan’s restaurant operating expenses increased to 49.0% during the first quarter of fiscal 2013 from 46.2% in the first quarter of fiscal 2012. This increase in restaurant operating expenses, as a percentage of revenues, was due to higher direct and indirect labor costs, accounting for approximately 60% of the increase, and higher other restaurant operating costs, accounting for approximately 40% of the increase. These increases were due in part to the deleveraging of certain fixed and semi-variable costs on lower revenues.

As a percentage of revenues, Grille restaurant operating expenses increased to 50.6% during the first quarter of fiscal 2013 from 49.4% in the first quarter of fiscal 2012. This increase in restaurant operating expenses, as a percentage of revenues, was due to higher labor and restaurant operating costs due primarily to new opening inefficiencies.

Marketing and Advertising Costs. Consolidated marketing and advertising costs were consistent at $0.9 million in the first quarter of fiscal 2013 and 2012. As a percentage of consolidated revenues, consolidated marketing and advertising costs decreased slightly to 1.5% in the first quarter of fiscal 2013 from 1.6% in the first quarter of fiscal 2012.

As a percentage of revenues, Del Frisco’s marketing and advertising costs decreased to 1.3% during the first quarter of fiscal 2013 from 1.4% in the first quarter of fiscal 2012. The decrease in marketing and advertising costs, as a percentage of revenues, was primarily due to lower in-restaurant advertising expenses, partially offset by higher public relations and broadcast media spending.

As a percentage of revenues, Sullivan’s marketing and advertising costs decreased to 1.9% during the first quarter of fiscal 2013 from 2.0% in the first quarter of fiscal 2012, which was the result of lower spending for in-restaurant advertising expenses partially offset by higher outside promotions costs.

As a percentage of revenues, Grille marketing and advertising costs decreased to 1.2% during the first quarter of fiscal 2013 from 1.3% in the first quarter of fiscal 2012. The decrease in marketing and advertising costs, as a percentage of revenues, was primarily due to lower in-restaurant advertising and broadcast media expenses, partially offset by higher public relations spending.

Pre-opening Costs. Pre-opening costs increased by $0.5 million to $0.6 million in the first quarter of fiscal 2013 from $0.1 million in the first quarter of fiscal 2012 due to higher pre-opening costs incurred during the first quarter of fiscal 2013 related to the opening of one Grille restaurant during March 2013 and pre-opening expenses from one additional restaurant expected to open during the summer of 2013, compared to no openings occurring during the first quarter of fiscal 2012. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.

General and Administrative Costs. General and administrative costs increased $1.2 million, or 46.2%, to $3.8 million in the first quarter of fiscal 2013 from $2.6 million in the first quarter of fiscal 2012. This increase was primarily related to additional compensation costs related to growth in the number of corporate and regional management-level personnel to support recent and anticipated growth, as well as increased restaurant management training expenses. In addition, we incurred approximately $0.4 million in additional public company related expenses in the first quarter of fiscal 2013 over the first quarter of fiscal 2012, including $0.2 million in non-cash stock compensation expense. As a percentage of revenues, general and administrative costs increased to 6.3% in the first quarter of fiscal 2013 from 5.0% in the first quarter of fiscal 2012. General and administrative costs are expected to continue to increase as a result of costs associated with being a public company as well as costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.

Management and Accounting Fees Paid to Related Party. Management and accounting fees paid to related party were $0.7 million in the first quarter of fiscal 2012 and consisted of asset management fees paid to an affiliate of Lone Star Fund under an asset advisory agreement. This agreement was terminated in the third quarter of fiscal 2012.

Secondary Public Offering Costs. In conjunction with the secondary public offering in the first quarter of fiscal 2013, the Company incurred $0.4 million in legal, accounting, printing, and registration expenses related to the offering.

Public Offering Transaction Bonuses. Under letter agreements, as amended, with LSF5 Wagon Holdings, LLC, an affiliate of Lone Star Fund, or Wagon, certain executives of the Company were eligible to receive a transaction bonus upon the occurrence of an eligible transaction. Wagon is responsible to fund the transaction bonuses. As these bonuses were contingent upon employment with the Company, the Company is required to record the expense of these bonuses and recognized the funding by Wagon as additional paid in capital. Associated with the completion of the secondary public offering in the first quarter of fiscal 2013, the Company recorded $1.8 million in transaction bonuses expense under the transaction bonus agreements.

Depreciation and Amortization. Depreciation and amortization increased $0.7 million, or 41.2%, to $2.4 million in the first quarter of fiscal 2013 from $1.7 million in the first quarter of fiscal 2012. The increase in depreciation and amortization expense primarily resulted from new assets placed in service during 2012 and 2013 upon the opening of the five new restaurants as well as for existing restaurants that were remodeled during 2012 and the first quarter of fiscal 2013.

Interest Expense. Interest expense decreased $1.2 million to $24,000 in the first quarter of fiscal 2013 from $1.2 million in the first quarter of fiscal 2012. This decrease is attributable to the payoff of previously outstanding debt with the proceeds from the initial public offering and there being no outstanding borrowings during the first quarter of 2013 under the revolving credit facility that the Company entered into in October 2012.

Income Tax Expense. The effective income tax rate was 26.9% and 30.3% in the first quarter of fiscal 2013 and the first quarter of fiscal 2012, respectively. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses. The decrease in the effective tax rate is primarily attributable to the impact of certain transactions in the first quarter of fiscal 2013, specifically the public offering transaction bonus deductions, which reduced income before income taxes and increased the impacts of the FICA tip and other credits.

Liquidity and Capital Resources

We expect to finance our operations for at least the next several years, including costs of opening currently planned new restaurants, through cash provided by operations and borrowings available under our credit facility. We cannot be sure that these sources will be sufficient to finance our operations, and we may seek additional financing in the future. As of March 19, 2013, we had cash and cash equivalents of approximately $9.8 million.

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

The following table presents a summary of our cash flows for the 12 weeks ended March 19, 2013 and March 20, 2012 (in thousands):

	12 Weeks Ended
	March 19,	March 20,
	2013	2012

Net cash provided by operating activities	$4,282	$3,323
Net cash used in investing activities	(5,236)	(3,770)
Net cash used in financing activities	—	(5,000)

Net decrease in cash and cash equivalents	$(954)	$(5,447)

Operating Activities. Cash flows provided by operating activities was $4.3 million for the 12 weeks ended March 19, 2013, consisting primarily of net income of $3.6 million, adjustments for depreciation, amortization and other non-cash charges totaling $2.6 million, a net increase in cash of $2.3 million resulting from a decrease in other current assets and the collection of lease incentives receivable, and a $2.6 million increase in net deferred income tax liability. These cash inflows were partially offset by decreases in accounts payable, accrued liabilities and income taxes payable totaling $7.0 million. Cash flows provided by operating activities was $3.3 million for the 12 weeks ended March 20, 2012, consisting primarily of net income of $5.0 million, adjustments for depreciation, amortization and other non-cash charges totaling $1.8 million, and a net increase in cash of $1.3 million resulting from a decrease in inventories, other current assets and income taxes payable. These cash inflows were partially offset by decreases in accounts payable of $1.8 million, other liabilities of $2.6 million and deferred income taxes of $0.5 million.

Investing Activities. Net cash used in investing activities for the 12 weeks ended March 19, 2013 was $5.2 million, consisting primarily of purchases of property and equipment. These purchases primarily related to construction of one Grille restaurant opened during the first quarter of fiscal 2013, one Grille restaurant in progress and scheduled to open in the summer of 2013, and remodel activity of existing restaurants. Net cash used in investing activities for the 12 weeks ended March 20, 2012 was $3.8 million, consisting primarily of purchases of property and equipment. These purchased primarily related to construction of new Grille restaurants opened during the summer of 2012, and remodel activity of existing restaurants.

Financing Activities. There was no cash used in or provided by financing activities for the 12 weeks ended March 19, 2013. Net cash used in financing activities for the 12 weeks ended March 20, 2012 was $5.0 million consisting of principal payments made on our prior credit facility.

Capital Expenditures. We typically target an average cash investment of approximately $7.0 million to $9.0 million per restaurant for a Del Frisco’s restaurant and $3.0 million to $4.5 million for a Sullivan’s or a Grille, in each case net of landlord contributions and equipment financing and including pre-opening costs. In addition, we are currently “refreshing” a number of our Sullivan’s and Del Frisco’s locations to, among other things, add additional patio seating. These capital expenditures will primarily be funded by cash flows from operations and, if necessary, by the use of our credit facility, depending upon the timing of expenditures.

Credit Facility. On October 15, 2012, we entered into a new credit facility that provides for a three-year unsecured revolving credit facility of up to $25.0 million. Borrowings under the 2012 credit facility bear interest at a rate of LIBOR plus 1.50%. We are required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving loan facility. The credit facility is guaranteed by certain of our subsidiaries. The credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA (as defined in the credit facility), and minimum fixed charge coverage. Specifically, we are required to have a leverage ratio of less than 1.00 and a fixed charge coverage ratio of greater than 2.00. As of March 19, 2013, we were in compliance with each of these tests. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates. As of March 19, 2013 there were no outstanding borrowings under this facility. See Note 6, Long-Term Debt, in the notes to our condensed consolidated financial statements for additional information on our credit facility.

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

Off-Balance Sheet Arrangements

Prior to the acquisition of Lone Star Steakhouse & Saloon, Inc. by Lone Star Fund, our predecessor guaranteed lease payments of certain non-Del Frisco’s Restaurant Group restaurants in connection with the leasing of real estate for these locations. As of March 19, 2013, we continue to be a guarantor for five of these leases. The leases expire at various times through 2016. These guarantees would require payment by us only in an event of default by the non-Del Frisco’s Restaurant Group tenant where it failed to make the required lease payments or perform other obligations under a lease. We believe that the likelihood is remote that material payments will be required under these guarantees. At March 19, 2013, the maximum potential amount of future lease payments we could be required to make as a result of the guarantees was $1.9 million.

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

There have been no material changes to the significant accounting policies from what was previously reported in our 2012 10-K.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2012-02, Intangibles—Goodwill and Other (Topic 350), Testing Indefinite Lived Intangible Assets for Impairment. This ASU simplifies the guidance for impairment testing of indefinite-lived intangible assets other than goodwill and gives companies the option to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Companies electing to perform a qualitative assessment are no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. This update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012. The adoption of this new guidance did not have a significant impact on our consolidated financial statements.

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

There have been no material changes from our risk factors as previously reported in our 2012 10-K.

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

Date: April 30, 2013

Del Frisco’s Restaurant Group, Inc.

By:	/s/ Mark S. Mednansky
Mark S. Mednansky
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Thomas J. Pennison, Jr.
Thomas J. Pennison, Jr.
Chief Financial Officer, (Principal Financial Officer)