Form 10-K/A
period 2012-12-25
Del Frisco's Restaurant Group, Inc.
filed 2013-06-14
CIK 1415301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 25, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2013 (the “Original Form 10-K”), is being filed solely to refile Exhibit 23.1 to the Original Form 10-K which, due to an administrative error, errantly referenced a report date of February 26, 2012 rather than February 26, 2013. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are filing as exhibits to this Amendment new certifications of our principal executive officer and principal financial officer.

No other changes have been made to the Original Form 10-K other than described above. This Amendment does not reflect subsequent events occurring after the date of the Original Form 10-K or modify or update any disclosures set forth in the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Del Frisco’s Restaurant Group, Inc.

By:	/s/ Thomas J. Pennison, Jr.
Thomas J. Pennison, Jr. Chief Financial Officer,
(Principal Financial Officer)

Dated: June 14, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit Description
23.1	Consent of Ernst & Young LLP.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

3