Form 10-Q
period 2013-06-11
Del Frisco's Restaurant Group, Inc.
filed 2013-07-16
CIK 1415301

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 11, 2013

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

As of July 15, 2013, the latest practicable date, 23,794,667 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

Table of Contents:

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	June 11,	December 25,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,443	$10,763
Restricted cash	215	215
Inventory	12,200	12,103
Deferred income taxes	2,410	2,067
Lease incentives receivable	1,755	3,092
Prepaid expenses and other	3,139	4,758

Total current assets	34,162	32,998
Property and equipment, net	110,865	105,568
Goodwill	75,365	75,365
Intangible assets, net	36,329	36,391
Deferred compensation plan investments	9,262	7,802
Other assets	261	261

Total assets	$266,244	$258,385

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,776	$8,804
Accrued payroll	4,505	6,262
Accrued self-insurance	1,746	1,662
Deferred revenue	8,268	10,314
Income taxes payable	2,097	1,768
Other current liabilities	4,732	4,943

Total current liabilities	26,124	33,753
Deferred rent obligations	23,700	22,644
Deferred tax liabilities	14,125	10,792
Other liabilities	14,149	13,295

Total liabilities	78,098	80,484

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 25, 2012 or June 11, 2013 (unaudited)	—	—
Common stock, $0.001 par value, 190,000,000 shares authorized, 23,794,667 shares issued and outstanding at December 25, 2012, and June 11, 2013 (unaudited)	24	24
Additional paid in capital	121,855	119,610
Retained earnings	66,267	58,267
Accumulated other comprehensive income	—	—

Total stockholders’ equity	188,146	177,901

Total liabilities and stockholders’ equity	$266,244	$258,385

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income—Unaudited

(Dollars in thousands, except per share data)

	12 Weeks Ended		24 Weeks Ended
	June 11,	June 12,	June 11,	June 12,
	2013	2012	2013	2012
Revenues	$60,359	$50,736	$120,162	$103,678
Costs and expenses:
Costs of sales	18,113	15,596	36,533	31,963
Restaurant operating expenses	26,909	21,462	53,454	43,778
Marketing and advertising costs	1,347	1,153	2,256	2,006
Pre-opening costs	328	832	919	902
General and administrative costs	4,163	2,754	7,938	5,400
Management and accounting fees paid to related party	—	452	—	1,196
Secondary public offering costs	—	—	412	—
Public offering transaction bonuses	—	—	1,805	—
Depreciation and amortization	2,564	1,876	5,006	3,570

Operating income	6,935	6,611	11,839	14,863
Other income (expense), net:
Interest expense	(24)	(1,008)	(48)	(2,228)
Other	—	68	—	65

Income from continuing operations before income taxes	6,911	5,671	11,791	12,700
Income tax expense	2,480	2,043	3,791	4,172

Income from continuing operations	$4,431	$3,628	$8,000	$8,528

Discontinued operations, net of income tax benefit	—	(2)	—	84

Net income	$4,431	$3,626	$8,000	$8,612

Basic income per common share:
Continuing operations	$0.19	$0.20	$0.34	$0.47
Discontinued operations	0.00	0.00	0.00	0.01

Basic income per share	$0.19	$0.20	$0.34	$0.48

Diluted income per common share:
Continuing operations	$0.19	$0.20	$0.34	$0.47
Discontinued operations	0.00	0.00	0.00	0.01

Diluted income per share	$0.19	$0.20	$0.34	$0.48

Shares used in computing net income per common share:
Basic	23,794,667	17,994,667	23,794,667	17,994,667
Diluted	23,826,622	17,994,667	23,794,869	17,994,667
Comprehensive income	$4,431	$3,626	$8,000	$8,612

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity—Unaudited

(Dollars in thousands)

					Accumulated
					Other
	Common Stock		Additional Paid	Retained	Comprehensive
	Shares	Par Value	In Captial	Earnings	Income	Total
Balance at December 25, 2012	23,794,667	$24	$119,610	$58,267	$—	$177,901
Comprehensive income		—	—	8,000	—	8,000
Share-based compensation costs		—	466	—	—	466
Contribution by majority shareholder (see Note 5)		—	1,779	—	—	1,779

Balance at June 11, 2013	23,794,667	$24	$121,855	$66,267	$—	$188,146

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Dollars in Thousands)

	24 Weeks Ended
	June 11,	June 12,
	2013	2012
Cash flows from operating activities:
Net income	$8,000	$8,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,006	3,707
Loan cost amortization	8	187
Non-cash equity based compensation	466	—
Deferred income taxes	2,990	129
Amortization of deferred lease incentives	(222)	(87)
Changes in operating assets and liablities:
Inventories	(97)	146
Lease incentives receivable	1,987	241
Other assets	774	(126)
Accounts payable	(4,028)	480
Income taxes	(45)	2,113
Deferred rent obligations	583	419
Other liabilities	(3,271)	(3,130)

Net cash provided by operating activities	12,151	12,691

Cash flows from investing activities:
Proceeds from sale of property and equipment	5	—
Purchases of property and equipment	(10,230)	(12,429)
Other	(25)	(116)

Net cash used in investing activities	(10,250)	(12,545)

Cash flows from financing activities:
Payments of long-term debt	—	(8,500)
Contribution from majority shareholder	1,779	—

Net cash provided by (used in) financing activities	1,779	(8,500)

Net increase (decrease) in cash and cash equivalents	3,680	(8,354)
Cash and cash equivalents at beginning of period	10,763	14,119

Cash and cash equivalents at end of period	$14,443	$5,765

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$45	$2,346
Income taxes	$840	$1,886

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

1.	BUSINESS AND BASIS OF PRESENTATION

As of June 11, 2013, Del Frisco’s Restaurant Group, Inc. (the “Company”) owned and operated 35 restaurants under the concept names of Del Frisco’s Double Eagle Steak House (“Del Frisco’s”), Sullivan’s Steakhouse (“Sullivan’s”), and Del Frisco’s Grille (“Grille”). Of the 35 restaurants the Company operated at the end of the period covered by this report, there were ten Del Frisco’s restaurants, 19 Sullivan’s restaurants and six Grille restaurants in operation in 19 states throughout the United States of America. One new Grille location opened during the 24 weeks ended June 11, 2013 in Houston, Texas.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the 12 and 24 weeks ended June 11, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Certain amounts from the prior years have been reclassified to conform with the fiscal 2013 presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 25, 2012 included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 25, 2012 filed with the SEC on February 26, 2013, as amended on June 14, 2013.

The Company operates on a 52- or 53-week fiscal year ending the last Tuesday in December. The fiscal quarters ended June 11, 2013 and June 12, 2012 each contained 12 weeks and are referred to herein as the second quarter of fiscal year 2013 and the second quarter of fiscal year 2012, respectively. Fiscal year 2013 will be a 53-week fiscal year and fiscal year 2012 was a 52-week fiscal year.

2.	SECONDARY PUBLIC OFFERING

On March 7, 2013, a secondary public offering of the Company’s common stock was completed by the Company’s majority shareholder (along with its affiliates and associates, excluding the Company and other companies that it or they own as a result of their investment activities, “Lone Star Fund”). The selling shareholder sold 4,750,000 previously outstanding shares. In addition, on April 10, 2013, the shareholder sold an additional 150,000 shares of common stock to cover over-allotments related to the March 7, 2013 offering. The Company did not receive any proceeds from the offering. The selling shareholder paid all of the underwriting discounts and commissions associated with the sale of the shares; however, the Company incurred $0.4 million in costs and registration expenses related to the offering during the 24 weeks ended June 11, 2013.

3.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) data is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the 12 and 24 weeks ended June 11, 2013 excludes options to purchase 125,279 and 818,053 shares of common stock, respectively, which were outstanding during the periods, but were antidilutive. At June 12, 2012, there were no outstanding stock options or other dilutive securities and therefore they were not included in the dilutive calculation.

(dollars in thousands, except per share data)

	12 Weeks Ended		24 Weeks Ended
	June 11,	June 12,	June 11,	June 12,
	2013	2012	2013	2012
Income from continuing operations	$4,431	$3,628	$8,000	$8,528
Discontinued operations, net of income tax benefit	—	(2)	—	84

Net income	$4,431	$3,626	$8,000	$8,612

Shares:
Weighted average number of common shares outstanding	23,794,667	17,994,667	23,794,667	17,994,667
Dilutive shares	31,955	—	202	—

Total Diluted Shares	23,826,622	17,994,667	23,794,869	17,994,667

Basic income per common share:
Continuing operations	$0.19	$0.20	$0.34	$0.47
Discontinued operations	0.00	0.00	0.00	0.01

Basic income per share	$0.19	$0.20	$0.34	$0.48

Diluted income per common share:
Continuing operations	$0.19	$0.20	$0.34	$0.47
Discontinued operations	0.00	0.00	0.00	0.01

Diluted income per share	$0.19	$0.20	$0.34	$0.48

4.	STOCK-BASED EMPLOYEE COMPENSATION

2012 Long-Term Equity Incentive Plan

On July 16, 2012, the Company adopted the Del Frisco’s Restaurant Group, Inc. 2012 Long-Term Equity Incentive Plan (the “2012 Plan”), which allows the Company to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable at various periods ranging from one to four years from the date of grant. The 2012 Plan has 2,232,800 shares authorized for issuance under the plan. There were 856,500 shares of common stock issuable upon exercise of outstanding options at June 11, 2013, and 1,376,300 shares available for future grants.

The Company recorded $238,000 and $466,000 in total stock option compensation cost during the 12 and 24 weeks ended June 11, 2013, respectively, which was expensed primarily in general and administrative costs.

The following table summarizes stock option activity during the period ended June 11, 2013:

	24 Weeks Ended June 11, 2013
	Shares	Weighted average exercise price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value ($000’s)
Outstanding at beginning of year	825,000	13.09
Granted	72,000	16.58
Exercised	—	—
Forfeited	(40,500)	13.44

Outstanding at end of period	856,500	$13.37	9.2 years	$5,481

Options exercisable at end of period	—	$—	—	$—

A summary of the status of non-vested shares as of June 11, 2013 and changes during the first and second quarters of fiscal 2013 is presented below:

	24 Weeks Ended
	June 11, 2013
	Shares	Weighted average Grant- Date Fair Value
Non-vested shares at beginning of year	825,000	$4.93
Granted	72,000	6.99
Vested	—	—
Forfeited	(40,500)	5.09

Non-vested shares at end of period	856,500	$5.10

As of June 11, 2013, there was $3.5 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a period of approximately 3.2 years.

The weighted average grant-date per share fair value of options granted during the year was $6.99. The fair value of each option award was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted assumptions: risk-free interest rate of 0.99%, no expected dividend yield, volatility of 42.31%, and an expected option life of 6.25 years. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award. The assumptions above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. The expected term of options granted is based on a representative peer group with similar employee groups and expected behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury constant maturities rate in effect at the time of grant. The Company utilized a weighted rate for expected volatility based on a representative peer group with a similar expected term of options granted. Outstanding options granted under the 2012 Plan are subject to a four year vesting period and have a ten year maximum contractual term.

In addition, the Company is required to estimate the expected forfeiture rate and only recognizes expense for those shares expected to vest. If the actual forfeiture rate is materially different from the Company’s estimate, the share-based compensation expense could be materially different.

5.	RELATED PARTY TRANSACTIONS

In connection with the March 2013 secondary public offering, certain executives of the Company earned transaction bonuses totaling approximately $1.8 million. These bonuses were earned under letter agreements, as amended, with LSF5 Wagon Holdings, LLC, an affiliate of Lone Star Fund (“Wagon”), in which certain executives of the Company were eligible to receive a transaction bonus upon the occurrence of an eligible transaction. Wagon is responsible for funding any transaction bonuses under these agreements, including those paid in connection with the March 2013 secondary public offering. As these bonuses were contingent upon employment with the Company, the Company is required to record the expense of these bonuses and recognized the funding by Wagon as additional paid in capital. The $1.8 million was recorded as an expense to the Company and capital contribution by Wagon in the first quarter of fiscal 2013. In the second quarter of fiscal 2013, Wagon contributed approximately $1.8 million which was used by the Company to pay these bonuses.

In July 2012, the Company entered into a Transition Services Agreement with an affiliate of Lone Star Fund to provide certain limited support services, including legal and risk management, until the Company can complete transition of these functions to internal or third-party resources. General and administrative expenses include charges of approximately $7,000 and $25,000 for these services for the 12 and 24 weeks ended June 11, 2013, primarily for legal services.

6.	LONG-TERM DEBT

On October 15, 2012 the Company entered into a new credit facility that provides for a three-year unsecured revolving credit facility of up to $25.0 million. Borrowings under the new credit facility bear interest at a rate of LIBOR plus 1.50%. The Company is required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving credit facility. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA and minimum fixed charge coverage, both as defined in the credit agreement. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates. The Company was in compliance with all of the debt covenants as of June 11, 2013 and December 25, 2012.

As of June 11, 2013 and December 25, 2012, there were no outstanding borrowings on the Company’s revolving credit facility. Under the revolving loan commitment, the Company had approximately $24.2 million of borrowings available under its revolving credit facility, with $761,000 in outstanding letters of credit commitments drawn on the facility.

7.	INCOME TAXES

The effective income tax rate from continuing operations for the 12 and 24 weeks ended June 11, 2013 was 35.9% and 32.2%, respectively, compared to an effective income tax rate from continuing operations of 36.0% and 32.9% for the 12 and 24 weeks ended June 12, 2012. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses. The decrease in the effective tax rate for the 12 and 24 weeks ended June 11, 2013 is primarily attributable to a decrease in the Company’s unrecognized tax benefits of approximately $0.3 million related to the release of exposure items due to the expiration of the statute of limitations, as well as the impact of certain discrete permanent differences between book and tax income, particularly higher non-taxable income on deferred compensation plan investments. These decreases were partially offset by the adjustment described below.

In the second quarter of fiscal 2013, the Company determined that a deferred tax asset and associated tax benefit of $0.5 million recorded in the fourth quarter of fiscal 2012 relating to local income tax net operating loss carryforwards was not realizable and should not have been recognized, as the related net operating losses originated in years from which the carryforward period had expired. The Company corrected the deferred tax asset account resulting in a non-cash $0.5 million cumulative adjustment to record additional income tax expense in the second quarter of fiscal 2013. The adjustment did not impact historical cash flows and will not impact the timing of future income tax payments. Prior years’ financial statements were not restated as the impact of these issues was immaterial to previously reported results for any individual prior year and 2012.

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis at June 11, 2013 and December 25, 2012, respectively (in thousands):

	Fair Value Measurements
	Level	June 11, 2013	December 25, 2012
Deferred compensation plan investments (life insurance policies)	2	$9,262	$5,586
Deferred compensation plan investments (mutual funds)	1	$—	$2,216
Deferred compensation plan liabilities	2	$(9,643)	$(8,415)

There were no transfers among levels within the fair-value hierarchy during the first two quarters of fiscal 2013 and fiscal 2012. The carrying value of the Company’s cash and cash equivalents and restricted cash approximate fair value because of their short term nature, and are classified within Level 1 of the fair value hierarchy. The carrying value of the Company’s accounts payable approximate fair value because of their short term nature, and are classified within Level 2 of the fair value hierarchy.

9.	SEGMENT REPORTING

The Company operates the Del Frisco’s, Sullivan’s, and Grille brands as operating segments. The restaurant concepts operate solely in the U.S. within the full-service dining industry, providing similar products to similar customers. Sales from external customers are derived principally from food and beverage sales, and the Company does not rely on any major customers as a source of sales. The restaurant concepts also possess similar economic characteristics, resulting in similar long-term expected financial performance characteristics. However, as Del Frisco’s restaurants typically have higher revenues, driven by their larger physical presence and higher average check, the Del Frisco’s, Sullivan’s, and Grille operating segments have varying operating income and restaurant-level EBITDA margins due to the leveraging of higher revenues on certain fixed operating costs such as management labor, rent, utilities, and building maintenance.

The following tables present information about reportable segments for the 12 and 24 weeks ended June 11, 2013 and June 12, 2012 and as of June 11, 2013 and June 12, 2012, respectively. (in thousands):

	12 Weeks Ended June 11, 2013
	Del Frisco’s	Sullivan’s	Grille	Corporate	Consolidated
Revenues	$32,615	$18,186	$9,558	$—	$60,359
Restaurant-level EBITDA	9,577	2,574	1,839	—	13,990
Capital expenditures	870	391	3,728	17	5,006
Property and equipment	71,762	43,168	33,639	1,445	150,014

	12 Weeks Ended June 12, 2012
	Del Frisco’s	Sullivan’s	Grille	Corporate	Consolidated
Revenues	$27,777	$18,699	$4,260	$—	$50,736
Restaurant-level EBITDA	7,941	3,437	1,147	—	12,525
Capital expenditures	1,095	1,006	6,363	115	8,579
Property and equipment	57,760	43,689	18,613	1,204	121,266

	24 Weeks Ended June 11, 2013
	Del Frisco’s	Sullivan’s	Other	Corporate	Consolidated
Revenues	$64,900	$38,084	$17,178	$—	$120,162
Restaurant-level EBITDA	18,334	6,213	3,372	—	27,919
Capital expenditures	1,420	951	7,812	47	10,230
Property and equipment	71,762	43,168	33,639	1,445	150,014

	24 Weeks Ended June 12, 2012
	Del Frisco’s	Sullivan’s	Other	Corporate	Consolidated
Revenues	$56,100	$39,294	$8,284	$—	$103,678
Restaurant-level EBITDA	16,090	7,803	2,038	—	25,931
Capital expenditures	1,341	2,303	8,641	144	12,429
Property and equipment	57,760	43,689	18,613	1,204	121,266

In addition to using consolidated results in evaluating the Company’s performance and allocating its resources, the Company’s chief operating decision maker uses restaurant-level EBITDA, which is not a measure defined by GAAP. The Company defines restaurant-level EBITDA as operating income before pre-opening costs, general and administrative expenses, management and accounting fees paid to related party, asset advisory agreement termination fees, secondary public offering costs, public offering transaction bonuses, and depreciation and amortization. Pre-opening costs are excluded because they vary in timing and magnitude and are not related to the health of ongoing operations. General and administrative expenses and management and accounting fees paid to related party are only included in the Company’s consolidated financial results as they are generally not specifically identifiable to individual operating segments as these costs relate to supporting all of the restaurant operations of the Company and the extension of the Company’s concepts into new markets. Public offering costs, transaction bonuses, and depreciation and amortization are excluded because they are not ongoing controllable cash expenses and they are not related to the health of ongoing operations. Property and equipment is the only balance sheet measure used by the Company’s chief operating decision maker in allocating resources. See table below (in thousands) for a reconciliation of restaurant-level EBITDA to operating income from continuing operations.

	12 Weeks Ended		24 Weeks Ended
	June 11, 2013	June 12, 2012	June 11, 2013	June 12, 2012
Restaurant-level EBITDA	$13,990	$12,525	$27,919	$25,931
Less pre-opening costs	328	832	919	902
Less general and administrative	4,163	2,754	7,938	5,400
Less management and accounting fees paid to related party	—	452	—	1,196
Less secondary public offering costs	—	—	412	—
Less public offering transaction bonuses	—	—	1,805	—
Less depreciation and amortization	2,564	1,876	5,006	3,570

Operating income	$6,935	$6,611	$11,839	$14,863

10.	COMMITMENTS AND CONTINGENCIES

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

Prior to the acquisition of the Company by Lone Star Fund, the Company guaranteed certain lease payments of related parties in connection with the leasing of real estate for restaurant locations. As of December 25, 2012 and June 11, 2013, the Company was responsible as guarantor for five of these leases. The leases expire at various times through 2016. These guarantees will require payment by the Company only in an event of default by the related party where it is unable to make the required lease payments. Management believes that any future payments required under these guarantees will not be significant. At December 25, 2012 and June 11, 2013 the maximum potential amount of future lease payments the Company could be required to make as a result of the guarantees was approximately $2.0 million and $1.8 million, respectively.

At December 25, 2012 and June 11, 2013, the Company had outstanding letters of credit of $976,000, of which $761,000 were drawn on the Company’s credit facility (see Note 6, Long-Term Debt ) and $215,000 were collateralized by restricted cash. The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions.

11.	DISCONTINUED OPERATIONS

On June 30, 2012, the Company closed its Dallas Sullivan’s location and on July 2, 2012, the Company completed the sale of the real property to a third party. The Company determined that this closure met the criteria for classification as discontinued operations. As a result, all historical operating results as well as the loss on the sale of this property are reflected within discontinued operations in the condensed consolidated statements of comprehensive income for all periods presented. Loss from discontinued operations, net of tax is comprised of the following for the 12 and 24 weeks ended June 12, 2012 (in thousands):

	12 Weeks Ended	24 Weeks Ended
	June 12,	June 12,
	2012	2012
Revenues	$588	$1,323
Income (loss) before income tax	(88)	38
Income tax benefit	86	46

Income (loss) from discontinued operations, net of income tax expense	$(2)	$84

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2012, filed February 26, 2013 and amended on June 14, 2013, or the 2012 10-K, as well as other factors that may affect our business, results of operations, or financial condition. Forward looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward looking statements contained in this report will, in fact, transpire.

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

We believe there are opportunities to open four to six restaurants annually, generally composed of one Del Frisco’s and three to five Sullivan’s and/or Grilles, with new openings of our Grille concept likely serving as the primary driver of new unit growth in the near term.

Performance Indicators. We use the following key metrics in evaluating the performance of our restaurants:

•

Comparable Restaurant Sales. We consider a restaurant to be comparable during the first full fiscal period following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 27 and 29 restaurants at June 12, 2012 and June 11, 2013, respectively.

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

•

Restaurant-Level EBITDA Margin. Restaurant-level EBITDA margin represents net income before interest, taxes and depreciation and amortization plus the sum of certain non-operating expenses, including pre-opening costs, management fees and expenses, asset advisory agreement termination fees, general and administrative expenses, secondary public offering costs, and public offering transaction bonuses, as a percentage of our revenues. By monitoring and controlling our restaurant-level EBITDA margins, we can gauge the overall profitability of our core restaurant operations. See Note 9, Segment Reporting in the notes to our condensed consolidated financial statements for additional information on restaurant-level EBITDA margin.

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

Results of Operations

The following table shows our operating results (in thousands), as well as our operating results as a percentage of revenues, for the 12 and 24 weeks ended June 11, 2013 and June 12, 2012.

	12 Weeks Ended				24 Weeks Ended
	June 11,		June 12,		June 11,		June 12,
	2013		2012		2013		2012
Revenues	$60,359	100.0%	$50,736	100.0%	$120,162	100.0%	$103,678	100.0%
Costs and expenses:
Costs of sales	18,113	30.0%	15,596	30.7%	36,533	30.4%	31,963	30.8%
Restaurant operating expenses	26,909	44.6%	21,462	42.3%	53,454	44.5%	43,778	42.2%
Marketing and advertising costs	1,347	2.2%	1,153	2.3%	2,256	1.9%	2,006	2.0%
Pre-opening costs	328	0.5%	832	1.7%	919	0.8%	902	0.9%
General and administrative costs	4,163	6.9%	2,754	5.4%	7,938	6.6%	5,400	5.2%
Management and accounting fees paid to related party	—	0.0%	452	0.9%	—	0.0%	1,196	1.2%
Secondary public offering costs	—	0.0%	—	0.0%	412	0.3%	—	0.0%
Public offering transaction bonuses	—	0.0%	—	0.0%	1,805	1.5%	—	0.0%
Depreciation and amortization	2,564	4.3%	1,876	3.7%	5,006	4.1%	3,570	3.4%

Operating income	6,935	11.5%	6,611	13.0%	11,839	9.9%	14,863	14.3%
Other income (expense), net:
Interest expense	(24)	-0.1%	(1,008)	-2.0%	(48)	-0.1%	(2,228)	-2.2%
Other	—	0.0%	68	0.2%	—	0.0%	65	0.1%

Income from continuing operations before income taxes	6,911	11.4%	5,671	11.2%	11,791	9.8%	12,700	12.2%
Income tax expense	2,480	4.1%	2,043	4.0%	3,791	3.1%	4,172	4.0%

Net income from continuing operations	$4,431	7.3%	$3,628	7.2%	$8,000	6.7%	$8,528	8.2%

Fiscal Quarter Ended June 11, 2013 (12 weeks) Compared to the Fiscal Quarter Ended June 12, 2012 (12 weeks)

The following tables show our operating results (in thousands), as well as our operating results as a percentage of revenues, for the 12 weeks ended June 11, 2013 and June 12, 2012.

	12 Weeks Ended June 11, 2013
	Del Frisco’s		Sullivan’s		Grille		Consolidated
Revenues	$32,615	100.0%	$18,186	100.0%	$9,558	100.0%	$60,359	100.0%
Costs and expenses:
Cost of sales	9,784	30.0%	5,656	31.1%	2,673	28.0%	18,113	30.0%
Restaurant operating expenses	12,702	38.9%	9,384	51.6%	4,823	50.5%	26,909	44.6%
Marketing and advertising costs	552	1.7%	572	3.1%	223	2.3%	1,347	2.2%

Restaurant-level EBITDA	9,577	29.4%	2,574	14.2%	1,839	19.2%	13,990	23.2%

Pre-opening costs							328	0.5%
General and administrative							4,163	6.9%
Depreciation and amortization							2,564	4.3%

Operating Income							$6,935	11.5%

Restaurant operating weeks	120		228		72		420
Average unit volume	$3,262		$957		$1,593		$1,725

	12 Weeks Ended June 12, 2012
	Del Frisco’s		Sullivan’s		Grille		Consolidated
Revenues	$27,777	100.0%	$18,699	100.0%	$4,260	100.0%	$50,736	100.0%
Costs and expenses:
Cost of sales	8,774	31.6%	5,694	30.5%	1,128	26.5%	15,596	30.7%
Restaurant operating expenses	10,559	38.0%	8,967	47.9%	1,936	45.4%	21,462	42.3%
Marketing and advertising costs	503	1.8%	601	3.2%	49	1.2%	1,153	2.3%

Restaurant-level EBITDA	7,941	28.6%	3,437	18.4%	1,147	26.9%	12,525	24.7%

Pre-opening costs							832	1.7%
General and administrative							2,754	5.4%
Management and accounting fees paid to related party							452	0.9%
Depreciation and amortization							1,876	3.7%

Operating Income							$6,611	13.0%

Restaurant operating weeks	108		228		25		361
Average unit volume	$3,086		$984		$2,045		$1,687

Revenues. Consolidated revenues increased $9.7 million, or 19.0%, to $60.4 million in the second quarter of fiscal 2013 from $50.7 million in the second quarter of fiscal 2012. This increase was due to an additional 59 operating weeks provided by the opening of five restaurants subsequent to the second quarter of 2012, which provided an additional $8.9 million in revenues, as well as a 2.5% increase in total comparable restaurant sales comprised of a 3.2% increase in customer counts, partially offset by a 0.7% decrease in average check.

Del Frisco’s revenues increased $4.8 million, or 17.4%, to $32.6 million in the second quarter of fiscal 2013 from $27.8 million in the second quarter of fiscal 2012. This increase was primarily due to an additional 12 operating weeks provided by the opening of one restaurant in December 2012, as well as a 5.9% increase in total comparable restaurant sales comprised of a 5.8% increase in customer counts and a 0.1% increase in average check.

Sullivan’s revenues decreased $0.5 million, or 2.7%, to $18.2 million in the second quarter of fiscal 2013 from $18.7 million in the second quarter of fiscal 2012. This decrease was due to a 2.7% decrease in total comparable restaurant sales comprised of a 4.1% decrease in average check, partially offset by a 1.4% increase in customer counts.

Grille revenues increased $5.3 million, or 124.4%, to $9.6 million in the second quarter of fiscal 2013 from $4.3 million in the second quarter of fiscal 2012. This increase was primarily due to an additional 47 operating weeks provided by the opening of four restaurants subsequent to the second quarter of 2012.

Cost of Sales. Consolidated cost of sales increased $2.5 million, or 16.1%, to $18.1 million in the second quarter of fiscal 2013 from $15.6 million in the second quarter of fiscal 2012. This increase was primarily due to an additional 59 operating weeks provided by the opening of five restaurants subsequent to the second quarter of 2012. As a percentage of consolidated revenues, consolidated cost of sales decreased to 30.0% during the second quarter of fiscal 2013 from 30.7% in the second quarter of fiscal 2012.

As a percentage of revenues, Del Frisco’s cost of sales decreased to 30.0% during the second quarter of fiscal 2013 from 31.6% in the second quarter of fiscal 2012. This decrease in cost of sales, as a percentage of revenues, was primarily due to lower protein costs, primarily for our prime beef and seafood, accounting for approximately 95% of the decrease, which was partially offset by unfavorable non-protein food and alcoholic beverage costs.

As a percentage of revenues, Sullivan’s cost of sales increased to 31.1% during the second quarter of fiscal 2013 from 30.5% in the second quarter of fiscal 2012. This increase in cost of sales, as a percentage of revenues, was primarily due to higher non-protein food costs, accounting for approximately 65% of the increase, and beef costs, accounting for approximately 15% of the increase, which were partially offset by favorable seafood and alcoholic beverage costs. These costs were also impacted by a shift in sales mix to menu items with higher costs.

As a percentage of revenues, Grille cost of sales increased to 28.0% during the second quarter of fiscal 2013 from 26.5% in the second quarter of fiscal 2012. This increase in cost of sales, as a percentage of revenues, was primarily due to a shift in sales mix to menu items with higher costs as well as expected new opening-inefficiencies at our new restaurant locations.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $5.4 million, or 25.4%, to $26.9 million in the second quarter of fiscal 2013 from $21.5 million in the second quarter of fiscal 2012. This increase was primarily due to an additional 59 operating weeks in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012 from the opening of five restaurants subsequent to the second quarter of 2012. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 44.6% in the second quarter of fiscal 2013 from 42.3% in the second quarter of fiscal 2012.

As a percentage of revenues, Del Frisco’s restaurant operating expenses increased to 38.9% during the second quarter of fiscal 2013 from 38.0% in the second quarter of fiscal 2012. This increase in restaurant operating expenses, as a percentage of revenues, was due to higher other restaurant operating costs, accounting for approximately 55% of the increase, higher direct and indirect labor costs, accounting for approximately 30% of the increase and higher occupancy costs, accounting for approximately 15% of the increase. The increases in other restaurant operating expenses were primarily driven by higher utilities and credit card fees.

As a percentage of revenues, Sullivan’s restaurant operating expenses increased to 51.6% during the second quarter of fiscal 2013 from 47.9% in the second quarter of fiscal 2012. This increase in restaurant operating expenses, as a percentage of revenues, was due to higher other restaurant operating costs, accounting for approximately 60% of the increase, and higher direct and indirect labor costs, accounting for approximately 30% of the increase. The increases in other restaurant operating expenses were primarily related to higher building and equipment maintenance and utilities.

As a percentage of revenues, Grille restaurant operating expenses increased to 50.5% during the second quarter of fiscal 2013 from 45.4% in the second quarter of fiscal 2012. This increase in restaurant operating expenses, as a percentage of revenues, was due to higher labor and restaurant operating costs due primarily to new opening inefficiencies.

Marketing and Advertising Costs. Consolidated marketing and advertising costs increased $0.1 million, or 16.8%, to $1.3 million in the second quarter of fiscal 2013 from $1.2 million in the second quarter of fiscal 2012. As a percentage of consolidated revenues, consolidated marketing and advertising costs decreased slightly to 2.2% in the second quarter of fiscal 2013 from 2.3% in the second quarter of fiscal 2012.

As a percentage of revenues, Del Frisco’s marketing and advertising costs decreased to 1.7% during the second quarter of fiscal 2013 from 1.8% in the second quarter of fiscal 2012. The decrease in marketing and advertising costs, as a percentage of revenues, was primarily due to lower in-restaurant advertising expenses, partially offset by higher print media and public relations spending. This decrease, as a percentage of revenues, was also impacted by our ability to leverage increased marketing and advertising costs against increased comparable sales.

As a percentage of revenues, Sullivan’s marketing and advertising costs decreased to 3.1% during the second quarter of fiscal 2013 from 3.2% in the second quarter of fiscal 2012, which was the result of lower spending for in-restaurant advertising expenses partially offset by higher outside promotions costs.

As a percentage of revenues, Grille marketing and advertising costs increased to 2.3% during the second quarter of fiscal 2013 from 1.2% in the second quarter of fiscal 2012. The increase in marketing and advertising costs, as a percentage of revenues, was primarily due to higher print media and public relations spending, partially offset by lower in-restaurant advertising expenses.

Pre-opening Costs. Pre-opening costs decreased by $0.5 million to $0.3 million in the second quarter of fiscal 2013 from $0.8 million in the second quarter of fiscal 2012 due to lower pre-opening costs incurred during the second quarter of fiscal 2013 related to pre-opening expenses from one Grille restaurant expected to open during the summer of 2013, compared to two Grille openings during the summer of fiscal 2012. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.

General and Administrative Costs. General and administrative costs increased $1.4 million, or 51.2%, to $4.2 million in the second quarter of fiscal 2013 from $2.8 million in the second quarter of fiscal 2012. This increase was primarily related to additional compensation costs related to growth in the number of corporate and regional management-level personnel to support recent and anticipated growth and increased restaurant management training expenses. In addition, we incurred approximately $0.5 million in additional public company related expenses in the second quarter of fiscal 2013 over the second quarter of fiscal 2012, including $0.2 million in non-cash stock compensation expense. As a percentage of revenues, general and administrative costs increased to 6.9% in the second quarter of fiscal 2013 from 5.4% in the second quarter of fiscal 2012. General and administrative costs are expected to continue to increase as a result of costs associated with being a public company as well as costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.

Management and Accounting Fees Paid to Related Party. Management and accounting fees paid to related party were $0.5 million in the second quarter of fiscal 2012 and consisted of asset management fees paid to an affiliate of Lone Star Fund under an asset advisory agreement. This agreement was terminated in the third quarter of fiscal 2012, and there were no such expenses in 2013.

Depreciation and Amortization. Depreciation and amortization increased $0.7 million, or 36.7%, to $2.6 million in the second quarter of fiscal 2013 from $1.9 million in the second quarter of fiscal 2012. The increase in depreciation and amortization expense primarily resulted from new assets placed in service during 2012 and 2013 upon the opening of the five new restaurants as well as for existing restaurants that were remodeled during 2012 and the first two quarters of fiscal 2013.

Interest Expense. Interest expense decreased $1.0 million to $24,000 in the second quarter of fiscal 2013 from $1.0 million in the second quarter of fiscal 2012. This decrease is attributable to the payoff of previously outstanding debt with the proceeds from the initial public offering and there being no borrowings during the second quarter of 2013 under our revolving credit facility that we entered into in October 2012.

Income Tax Expense. The effective income tax rate from continuing operations for the 12 weeks ended June 11, 2013 was 35.9%, compared to an effective income tax rate from continuing operations of 36.0% for the 12 weeks ended June 12, 2012. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses. The decrease in the effective tax rate for the 12 weeks ended June 11, 2013 is primarily attributable to a decrease in our unrecognized tax benefits of approximately $0.3 million related to the release of exposure items due to the expiration of the statute of limitations, as well as the impact of certain discrete permanent differences between book and tax income, particularly higher non-taxable income on deferred compensation plan investments. These decreases were partially offset by the adjustment described below.

In the second quarter of fiscal 2013, we determined that a deferred tax asset and associated tax benefit of $0.5 million recorded in the fourth quarter of fiscal 2012 relating to local income tax net operating loss carryforwards was not realizable and should not have been recognized, as the related net operating losses originated in years from which the carryforward period had expired. We corrected the deferred tax asset account resulting in a non-cash $0.5 million cumulative adjustment to record additional income tax expense in the second quarter of fiscal 2013. The adjustment did not impact historical cash flows and will not impact the timing of future income tax payments. Prior years’ financial statements were not restated as the impact of these issues was immaterial to previously reported results for any individual prior year and 2012.

Twenty-Four Weeks Ended June 11, 2013 Compared to the Twenty-Four Weeks Ended June 12, 2012

The following tables show our operating results (in thousands), as well as our operating results as a percentage of revenues, for the 24 weeks ended June 11, 2013 and June 12, 2012.

	24 Weeks Ended June 11, 2013
	Del Frisco’s		Sullivan’s		Grille		Consolidated
Revenues	$64,900	100.0%	$38,084	100.0%	$17,178	100.0%	$120,162	100.0%
Costs and expenses:
Cost of sales	19,938	30.7%	11,783	30.9%	4,812	28.0%	36,533	30.4%
Restaurant operating expenses	25,649	39.5%	19,126	50.2%	8,679	50.5%	53,454	44.5%
Marketing and advertising costs	979	1.5%	962	2.6%	315	1.9%	2,256	1.9%

Restaurant-level EBITDA	18,334	28.3%	6,213	16.3%	3,372	19.6%	27,919	23.2%

Pre-opening costs							919	0.8%
General and administrative							7,938	6.6%
Secondary public offering costs							412	0.3%
Initial public offering transaction bonuses							1,805	1.5%
Depreciation and amortization							5,006	4.1%

Operating Income							$11,839	9.9%

Restaurant operating weeks	240		456		133		829
Average unit volume	$6,490		$2,004		$3,100		$3,479

	24 Weeks Ended June 12, 2012
	Del Frisco’s		Sullivan’s		Grille		Consolidated
Revenues	$56,100	100.0%	$39,294	100.0%	$8,284	100.0%	$103,678	100.0%
Costs and expenses:
Cost of sales	17,749	31.6%	11,981	30.5%	2,233	27.0%	31,963	30.8%
Restaurant operating expenses	21,365	38.1%	18,502	47.1%	3,911	47.2%	43,778	42.2%
Marketing and advertising costs	896	1.6%	1,008	2.5%	102	1.2%	2,006	2.0%

Restaurant-level EBITDA	16,090	28.7%	7,803	19.9%	2,038	24.6%	25,931	25.0%

Pre-opening costs							902	0.9%
General and administrative							5,400	5.2%
Management and accounting fees paid to related party							1,196	1.2%
Depreciation and amortization							3,570	3.4%

Operating Income							$14,863	14.3%

Restaurant operating weeks	216		456		49		721
Average unit volume	$6,233		$2,068		$4,057		$3,451

Revenues. Consolidated revenues increased $16.5 million, or 15.9%, to $120.2 million in the first two quarters of fiscal 2013 from $103.7 million in the first two quarters of fiscal 2012. This increase was due to an additional 108 operating weeks provided by the opening of five restaurants subsequent to the second quarter of 2012, which provided an additional $16.3 million in revenues, as well as a 1.0% increase in total comparable restaurant sales comprised of a 1.2% increase in customer counts, partially offset by a 0.2% decrease in average check.

Del Frisco’s revenues increased $8.8 million, or 15.7%, to $64.9 million in the first two quarters of fiscal 2013 from $56.1 million in the first two quarters of fiscal 2012. This increase was primarily due to an additional 24 operating weeks provided by the opening of one restaurant in December 2012, as well as a 3.9% increase in total comparable restaurant sales comprised of a 3.5% increase in customer counts and a 0.4% increase in average check.

Sullivan’s revenues decreased $1.2 million, or 3.1%, to $38.1 million in the first two quarters of fiscal 2013 from $39.3 million in the first two quarters of fiscal 2012. This decrease was due to a 3.4% decrease in total comparable restaurant sales comprised of a 2.7% decrease in average check and a 0.7% decrease in customer counts.

Grille revenues increased $8.9 million, or 107.4%, to $17.2 million in the first two quarters of fiscal 2013 from $8.3 million in the first two quarters of fiscal 2012. This increase was primarily due to an additional 84 operating weeks provided by the opening of four restaurants subsequent to the second quarter of 2012.

Cost of Sales. Consolidated cost of sales increased $4.5 million, or 14.3%, to $36.5 million in the first two quarters of fiscal 2013 from $32.0 million in the first two quarters of fiscal 2012. This increase was primarily due to an additional 108 operating weeks in the first two quarters of fiscal 2013 as compared to the first two quarters of fiscal 2012 from the five restaurants opened subsequent to the second quarter of 2012. As a percentage of consolidated revenues, consolidated cost of sales decreased to 30.4% during the first two quarters of fiscal 2013 from 30.8% in the first two quarters of fiscal 2012.

As a percentage of revenues, Del Frisco’s cost of sales decreased to 30.7% during the first two quarters of fiscal 2013 from 31.6% in the first two quarters of fiscal 2012. This decrease in cost of sales, as a percentage of revenues, was primarily due to lower protein costs, primarily for our prime beef and seafood, accounting for approximately 95% of the decrease, which was partially offset by unfavorable non-protein food and alcoholic beverage costs.

As a percentage of revenues, Sullivan’s cost of sales increased to 30.9% during the first two quarters of fiscal 2013 from 30.5% in the first two quarters of fiscal 2012. This increase in cost of sales, as a percentage of revenues, was primarily due to higher non-protein food costs, accounting for approximately 55% of the increase, and beef costs, accounting for approximately 35% of the increase, which were partially offset by favorable seafood and alcoholic beverage costs. These costs were also impacted by a shift in sales mix to menu items with higher costs.

As a percentage of revenues, Grille cost of sales increased to 28.0% during the first two quarters of fiscal 2013 from 27.0% in the first two quarters of fiscal 2012. This increase in cost of sales, as a percentage of revenues, was primarily due to a shift in sales mix to menu items with higher costs as well as expected new opening-inefficiencies at our new restaurant locations.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $9.7 million, or 22.1%, to $53.5 million in the first two quarters of fiscal 2013 from $43.8 million in the first two quarters of fiscal 2012. This increase was primarily due to an additional 108 operating weeks in the first two quarters of fiscal 2013 as compared to the first two quarters of fiscal 2012 from the five restaurants opened subsequent to the second quarter of 2012. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 44.5% in the first two quarters of fiscal 2013 from 42.2% in the first two quarters of fiscal 2012.

As a percentage of revenues, Del Frisco’s restaurant operating expenses increased to 39.5% during the first two quarters of fiscal 2013 from 38.1% in the first two quarters of fiscal 2012. This increase in restaurant operating expenses, as a percentage of revenues, was due to higher direct and indirect labor costs, accounting for approximately 60% of the increase, and higher other restaurant operating costs, accounting for approximately 25% of the increase. These increases were due primarily to the expected new-opening inefficiencies of our Del Frisco’s that opened in December 2012, as well as higher utilities and credit card fees.

As a percentage of revenues, Sullivan’s restaurant operating expenses increased to 50.2% during the first two quarters of fiscal 2013 from 47.1% in the first two quarters of fiscal 2012. This increase in restaurant operating expenses, as a percentage of revenues, was due to higher direct and indirect labor costs, accounting for approximately 45% of the increase, and higher other restaurant operating costs, accounting for approximately 45% of the increase. These increases were due in part to the deleveraging of certain fixed and semi-variable costs, such as utilities and building and equipment maintenance, on lower revenues.

As a percentage of revenues, Grille restaurant operating expenses increased to 50.5% during the first two quarters of fiscal 2013 from 47.2% in the first two quarters of fiscal 2012. This increase in restaurant operating expenses, as a percentage of revenues, was due to higher labor and restaurant operating costs due primarily to new opening inefficiencies.

Marketing and Advertising Costs. Consolidated marketing and advertising costs increased $0.3 million, or 12.5%, to $2.3 million in the first two quarters of fiscal 2013 from $2.0 million in the first two quarters of fiscal 2012. As a percentage of consolidated revenues, consolidated marketing and advertising costs slightly decreased to 1.9% during the first two quarters of fiscal 2013 from 2.0% in the first two quarters of 2012.

As a percentage of revenues, Del Frisco’s marketing and advertising costs decreased to 1.5% during the first two quarters of fiscal 2013 from 1.6% in the first two quarters of fiscal 2012. The decrease in marketing and advertising costs, as a percentage of revenues, was primarily due to lower in-restaurant advertising expenses, partially offset by higher print media and public relations spending. This decrease, as a percentage of revenues, was also impacted by our ability to leverage increased marketing and advertising costs against increased comparable sales.

As a percentage of revenues, Sullivan’s marketing and advertising costs increased to 2.6% during the first two quarters of fiscal 2013 from 2.5% in the first two quarters of fiscal 2012, which was the result of higher outside promotion costs partially offset by lower spending for in-restaurant advertising expenses.

As a percentage of revenues, Grille marketing and advertising costs increased to 1.9% during the first two quarters of fiscal 2013 from 1.2% in the first two quarters of fiscal 2012. The increase in marketing and advertising costs, as a percentage of revenues, was primarily due to higher public relations and print media spending, partially offset by lower print production expense.

Pre-opening Costs. Pre-opening costs remained consistent at $0.9 million in the first two quarters of fiscal 2013and 2012 due to similar pre-opening costs incurred during the first two quarters of fiscal 2013 related to the opening of one Grille restaurant during March 2013 and pre-opening expenses from one additional restaurant expected to open during the summer of 2013, compared to two Grille openings during the summer of fiscal 2012. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.

General and Administrative Costs. General and administrative costs increased $2.5 million, or 47.0%, to $7.9 million in the first two quarters of fiscal 2013 from $5.4 million in the first two quarters of fiscal 2012. This increase was primarily related to additional compensation costs related to growth in the number of corporate and regional management-level personnel to support recent and anticipated growth, as well as increased restaurant management training expenses. In addition, we incurred approximately $0.9 million in additional public company related expenses in the first two quarters of fiscal 2013 over the first two quarters of fiscal 2012, including $0.4 million in non-cash stock compensation expense. As a percentage of revenues, general and administrative costs increased to 6.6% in the first two quarters of fiscal 2013 from 5.2% in the first two quarters of fiscal 2012. General and administrative costs are expected to continue to increase as a result of costs associated with being a public company as well as costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.

Management and Accounting Fees Paid to Related Party. Management and accounting fees paid to related party were $1.2 million in the first two quarters of fiscal 2012 and consisted of asset management fees paid to an affiliate of Lone Star Fund under an asset advisory agreement. This agreement was terminated in the third quarter of fiscal 2012, and there were no such expenses in 2013.

Secondary Public Offering Costs. In conjunction with the secondary public offering in the first quarter of fiscal 2013, we incurred $0.4 million in legal, accounting, printing, and registration expenses.

Public Offering Transaction Bonuses. Under letter agreements, as amended, with LSF5 Wagon Holdings, LLC, an affiliate of Lone Star Fund, or Wagon, certain of our executives were eligible to receive a transaction bonus upon the occurrence of an eligible transaction. Wagon is responsible to fund the transaction bonuses. As these bonuses were contingent upon employment with us, we are required to record the expense of these bonuses and recognize the funding by Wagon as additional paid in capital. Associated with the completion of the secondary public offering in the first quarter of fiscal 2013, we recorded $1.8 million in transaction bonuses expense under the transaction bonus agreements.

Depreciation and Amortization. Depreciation and amortization increased $1.4 million, or 40.2%, to $5.0 million in the first two quarters of fiscal 2013 from $3.6 million in the first two quarters of fiscal 2012. The increase in depreciation and amortization expense primarily resulted from new assets placed in service during 2012 and 2013 upon the opening of the five new restaurants as well as for existing restaurants that were remodeled during 2012 and the first two quarters of fiscal 2013.

Interest Expense. Interest expense decreased $2.2 million to $48,000 in the first two quarters of fiscal 2013 from $2.2 million in the first two quarters of fiscal 2012. This decrease is attributable to the payoff of previously outstanding debt with the proceeds from the initial public offering and there being no borrowings during the first two quarters of 2013 under our revolving credit facility that we entered into in October 2012.

Income Tax Expense. The effective income tax rate from continuing operations for the 24 weeks ended June 11, 2013 was 32.2%, compared to an effective income tax rate from continuing operations of 32.9% for the 24 weeks ended June 12, 2012. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses. The decrease in the effective tax rate for the 24 weeks ended June 11, 2013 is primarily attributable to a decrease in our unrecognized tax benefits of approximately $0.3 million related to the release of exposure items due to the expiration of the statute of limitations, as well as the impact of certain discrete permanent differences between book and tax income, particularly higher non-taxable income on deferred compensation plan investments. These decreases were partially offset by the adjustment described below.

In the second quarter of fiscal 2013, we determined that a deferred tax asset and associated tax benefit of $0.5 million recorded in the fourth quarter of fiscal 2012 relating to local income tax net operating loss carryforwards was not realizable and should not have been recognized, as the related net operating losses originated in years from which the carryforward period had expired. We corrected the deferred tax asset account resulting in a non-cash $0.5 million cumulative adjustment to record additional income tax expense in the second quarter of fiscal 2013. The adjustment did not impact historical cash flows and will not impact the timing of future income tax payments. Prior years’ financial statements were not restated as the impact of these issues was immaterial to previously reported results for any individual prior year and 2012.

Liquidity and Capital Resources

We expect to finance our operations for at least the next several years, including costs of opening currently planned new restaurants, through cash provided by operations and borrowings available under our credit facility. We cannot be sure that these sources will be sufficient to finance our operations, and we may seek additional financing in the future. As of June 11, 2013, we had cash and cash equivalents of approximately $14.4 million.

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

The following table presents a summary of our cash flows for the 24 weeks ended June 11, 2013 and June 12, 2012 (in thousands):

	24 Weeks Ended
	June 11,	June 12,
	2013	2012
Net cash provided by operating activities	$12,151	$12,691
Net cash used in investing activities	(10,250)	(12,545)
Net cash provided by (used in) financing activities	1,779	(8,500)

Net increase (decrease) in cash and cash equivalents	$3,680	$(8,354)

Operating Activities. Cash flows provided by operating activities was $12.2 million for the 24 weeks ended June 11, 2013, consisting primarily of net income of $8.0 million, adjustments for depreciation, amortization and other non-cash charges totaling $5.3 million, a net increase of $2.8 million resulting from a decrease in other current assets and the collection of lease incentives receivable, a $3.0 million increase in net deferred income tax liability and a $0.6 million increase in deferred rent obligations. These cash inflows were partially offset by decreases in accounts payable, accrued liabilities and income taxes payable totaling $7.3 million and $0.1 million related to an increase in inventories. Cash flows provided by operating activities was $12.7 million for the 24 weeks ended June 12, 2012, consisting primarily of net income of $8.6 million, adjustments for depreciation, amortization and other non-cash charges totaling $3.9 million, a net increase in cash of $3.0 million from an increase in income taxes payable, accounts payable and deferred rent obligations and a net increase in cash of $0.4 million resulting from a decrease in inventories and lease incentive receivables. These cash inflows were partially offset by decreases in other liabilities of $3.1 million and an increase in other assets of $0.1 million.

Investing Activities. Net cash used in investing activities for the 24 weeks ended June 11, 2013 was $10.3 million, consisting primarily of purchases of property and equipment. These purchases primarily related to construction of one Grille restaurant opened during the first quarter of fiscal 2013, one Grille restaurant in progress and scheduled to open in the summer of 2013, and remodel activity of existing restaurants. Net cash used in investing activities for the 24 weeks ended June 12, 2012 was $12.5 million, consisting primarily of purchases of property and equipment. These purchased primarily related to construction of new Grille restaurants opened during the summer of 2012, and remodel activity of existing restaurants.

Financing Activities. Net cash provided by financing activities for the 24 weeks ended June 11, 2013 was $1.8 million, which was comprised solely of the contribution by Wagon to pay the transaction bonuses related to the secondary public offering that occurred in March of 2013. Net cash used in financing activities for the 24 weeks ended June 12, 2012 was $8.5 million consisting of principal payments made on our prior credit facility.

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

Credit Facility. On October 15, 2012, we entered into a new credit facility that provides for a three-year unsecured revolving credit facility of up to $25.0 million. Borrowings under the 2012 credit facility bear interest at a rate of LIBOR plus 1.50%. We are required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving loan facility. The credit facility is guaranteed by certain of our subsidiaries. The credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA (as defined in the credit facility), and minimum fixed charge coverage. Specifically, we are required to have a leverage ratio of less than 1.00 and a fixed charge coverage ratio of greater than 2.00. As of June 11, 2013, we were in compliance with each of these tests. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates. As of June 11, 2013 there were no outstanding borrowings under this facility. See Note 6, Long-Term Debt , in the notes to our condensed consolidated financial statements for additional information on our credit facility.

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

Off-Balance Sheet Arrangements

Prior to the acquisition of Lone Star Steakhouse & Saloon, Inc. by Lone Star Fund, our predecessor guaranteed lease payments of certain non-Del Frisco’s Restaurant Group restaurants in connection with the leasing of real estate for these locations. As of June 11, 2013, we continue to be a guarantor for five of these leases. The leases expire at various times through 2016. These guarantees would require payment by us only in an event of default by the non-Del Frisco’s Restaurant Group tenant where it failed to make the required lease payments or perform other obligations under a lease. We believe that the likelihood is remote that material payments will be required under these guarantees. At June 11, 2013, the maximum potential amount of future lease payments we could be required to make as a result of the guarantees was $1.8 million.

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

Date: July 16, 2013

Del Frisco’s Restaurant Group, Inc.

By:	/s/ Mark S. Mednansky
Mark S. Mednansky
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Thomas J. Pennison, Jr.
Thomas J. Pennison, Jr.
Chief Financial Officer, (Principal Financial Officer)