Form 10-Q
period 2013-09-03
Del Frisco's Restaurant Group, Inc.
filed 2013-10-09
CIK 1415301

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

_______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 3, 2013

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

As of October 8, 2013, the latest practicable date, 23,814,692 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

Table of Contents:

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	September 3,	December 25,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,711	$10,763
Restricted cash	215	215
Inventory	12,555	12,103
Income taxes receivable	1,993	—
Deferred income taxes	2,672	2,067
Lease incentives receivable	2,205	3,092
Prepaid expenses and other	3,259	4,758
Total current assets	31,610	32,998
Property and equipment, net	115,786	105,568
Goodwill	75,365	75,365
Intangible assets, net	36,343	36,391
Deferred compensation plan investments	9,591	7,802
Other assets	268	261
Total assets	$268,963	$258,385

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,974	$8,804
Accrued payroll	4,331	6,262
Accrued self-insurance	1,799	1,662
Deferred revenue	8,017	10,314
Income taxes payable	—	1,768
Other current liabilities	4,042	4,943
Total current liabilities	23,163	33,753
Long-term debt	—	—
Deferred rent obligations	24,385	22,644
Deferred tax liabilities	14,823	10,792
Other liabilities	14,507	13,295
Total liabilities	76,878	80,484
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 25, 2012 or September 3, 2013 (unaudited)	—	—
Common stock, $0.001 par value, 190,000,000 shares authorized, 23,794,667 and 23,811,692 shares issued and outstanding at December 25, 2012, and September 3, 2013 (unaudited), respectively	24	24
Additional paid in capital	126,174	119,610
Retained earnings	65,887	58,267
Accumulated other comprehensive income	—	—
Total stockholders' equity	192,085	177,901
Total liabilities and stockholders' equity	$268,963	$258,385

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)—Unaudited

(Dollars in thousands, except per share data)

	12 Weeks Ended		36 Weeks Ended
	September 3,	September 4,	September 3,	September 4,
	2013	2012	2013	2012
Revenues	$54,183	$47,887	$174,345	$151,565
Costs and expenses:
Costs of sales	16,187	14,526	52,721	46,489
Restaurant operating expenses	25,693	22,167	79,147	65,945
Marketing and advertising costs	1,336	1,127	3,592	3,133
Pre-opening costs	835	1,129	1,754	2,031
General and administrative costs	4,174	3,292	12,112	8,692
Management and accounting fees paid to related party	—	56	—	1,252
Asset advisory agreement termination fee	—	3,000	—	3,000
Secondary public offering costs	381	—	793	—
Public offering transaction bonuses	3,705	1,462	5,510	1,462
Depreciation and amortization	2,631	2,051	7,637	5,622
Operating income (loss)	(759)	(923)	11,079	13,939
Other income (expense), net:
Interest expense	(8)	(619)	(56)	(2,847)
Write-off of debt issuance costs	—	(1,649)	—	(1,649)
Other	(56)	(14)	(56)	51
Income (loss) from continuing operations before income taxes	(823)	(3,205)	10,967	9,494
Income tax expense (benefit)	(443)	(1,411)	3,347	2,762
Income (loss) from continuing operations	$(380)	$(1,794)	$7,620	$6,732
Discontinued operations, net of income tax benefit	—	(628)	—	(543)
Net income (loss)	$(380)	$(2,422)	$7,620	$6,189

Basic income (loss) per common share:
Continuing operations	$(0.02)	$(0.09)	$0.32	$0.36
Discontinued operations	0.00	(0.03)	0.00	(0.03)
Basic income (loss) per share	$(0.02)	$(0.12)	$0.32	$0.33
Diluted income (loss) per common share:
Continuing operations	$(0.02)	$(0.09)	$0.32	$0.36
Discontinued operations	0.00	(0.03)	0.00	(0.03)
Diluted income (loss) per share	$(0.02)	$(0.12)	$0.32	$0.33
Shares used in computing net income (loss) per common share:
Basic	23,801,335	20,825,619	23,796,890	18,938,318
Diluted	23,937,488	20,825,619	23,848,946	18,938,318

Comprehensive income (loss)	$(380)	$(2,422)	$7,620	$6,189

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity—Unaudited

(Dollars in thousands)

					Accumulated
					Other
	Common Stock		Additional Paid	Retained	Comprehensive
	Shares	Par Value	In Captial	Earnings	Income	Total
Balance at December 27, 2011	17,994,667	$18	$51,341	$44,513	$—	$95,872
Comprehensive income	—	—	—	6,189	—	6,189
Share-based compensation costs	—	—	103	—	—	103
Issuance of common stock for initial public offering net of fees and issuance costs	5,800,000	6	66,453	—	—	66,459
Contribution by majority shareholder (see Note 5)	—	—	1,440	—	—	1,440
Balance at September 4, 2012	23,794,667	$24	$119,337	$50,702	$—	$170,063

Balance at December 25, 2012	23,794,667	$24	$119,610	$58,267	$—	$177,901
Comprehensive income	—	—	—	7,620	—	7,620
Share-based compensation costs	—	—	871	—	—	871
Stock option exercises, including tax effects	17,025	—	262	—	—	262
Contribution by majority shareholder (see Note 5)	—	—	5,431	—	—	5,431
Balance at September 3, 2013	23,811,692	$24	$126,174	$65,887	$—	$192,085

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Dollars in thousands)

	36 Weeks Ended
	September 3,	September 4,
	2013	2012
Cash flows from operating activities:
Net income	$7,620	$6,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,637	5,758
Loss on disposal of restaurant property	58	103
Write-off of goodwill associated with disposed restaurant property	—	738
Write-off of deferred debt issuance costs	—	1,649
Loan cost amortization	12	219
Non-cash equity based compensation	871	103
Deferred income taxes	3,426	204
Amortization of deferred lease incentives	(345)	(164)
Changes in operating assets and liabilities:
Inventories	(452)	(79)
Lease incentives receivable	1,987	241
Other assets	440	(320)
Accounts payable	(3,830)	(1,642)
Income taxes	(4,151)	(2,090)
Deferred rent obligations	941	2,510
Other liabilities	(4,075)	(1,111)
Net cash provided by operating activities	10,139	12,308

Cash flows from investing activities:
Proceeds from sale of property and equipment	5	1,682
Purchases of property and equipment	(17,797)	(19,475)
Other	(92)	(156)
Net cash used in investing activities	(17,884)	(17,949)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriter fees and issuance costs	—	67,278
Proceeds from long-term debt	—	—
Payments of long-term debt	—	(70,000)
Contribution from majority shareholder	5,431	—
Proceeds from exercise of stock options	262	—
Net cash provided by (used in) financing activities	5,693	(2,722)

Net decrease in cash and cash equivalents	(2,052)	(8,363)
Cash and cash equivalents at beginning of period	10,763	14,119
Cash and cash equivalents at end of period	$8,711	$5,756

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$55	$3,087
Income taxes	$3,984	$4,387

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

1.	BUSINESS AND BASIS OF PRESENTATION

As of September 3, 2013, Del Frisco’s Restaurant Group, Inc. (the “Company”) owned and operated 36 restaurants under the concept names of Del Frisco’s Double Eagle Steak House (“Del Frisco’s”), Sullivan’s Steakhouse (“Sullivan’s”), and Del Frisco’s Grille (“Grille”). Of the 36 restaurants the Company operated at the end of the period covered by this report, there were ten Del Frisco’s restaurants, 19 Sullivan’s restaurants and seven Grille restaurants in operation in 19 states throughout the United States of America. Two new Grille locations opened during the 36 weeks ended September 3, 2013 in Houston, Texas and Santa Monica, California.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the 12 and 36 weeks ended September 3, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Certain amounts from the prior years have been reclassified to conform with the fiscal 2013 presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 25, 2012 included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended December 25, 2012 filed with the SEC on February 26, 2013, as amended on June 14, 2013.

The Company operates on a 52- or 53-week fiscal year ending the last Tuesday in December. The fiscal quarters ended September 3, 2013 and September 4, 2012 each contained 12 weeks and are referred to herein as the third quarter of fiscal year 2013 and the third quarter of fiscal year 2012, respectively. Fiscal year 2013 will be a 53-week fiscal year and fiscal year 2012 was a 52-week fiscal year.

2.	PUBLIC OFFERINGS

On July 25, 2013, a secondary public offering of the Company’s common stock was completed by the Company’s majority shareholder (along with its affiliates and associates, excluding the Company and other companies that it or they own as a result of their investment activities, “Lone Star Fund”). The selling shareholder sold 6,000,000 previously outstanding shares. In addition, on August 6, 2013, the shareholder sold an additional 900,000 shares of common stock to cover over-allotments related to the July 25, 2013 offering. The Company did not receive any proceeds from the offering. The selling shareholder paid all of the underwriting discounts and commissions associated with the sale of the shares; however, the Company incurred $0.4 million in costs and registration expenses related to this offering. At the completion of this offering and the exercise of the underwriters over-allotment option, Lone Star Fund owned approximately 6.2 million shares of common stock, or approximately 26.0% of the Company’s outstanding shares.

On March 7, 2013, a secondary public offering of the Company’s common stock was completed by Lone Star Fund. The selling shareholder sold 4,750,000 previously outstanding shares. In addition, on April 10, 2013, the shareholder sold an additional 150,000 shares of common stock to cover over-allotments related to the March 7, 2013 offering. The Company did not receive any proceeds from the offering. The selling shareholder paid all of the underwriting discounts and commissions associated with the sale of the shares; however, the Company incurred $0.4 million in costs and registration expenses related to this offering.

On July 26, 2012, the Company priced a $75.4 million initial public offering (“IPO”) of 5.8 million shares of common stock at $13.00 per share. On July 27, 2012, the Company’s common stock began trading on the NASDAQ Global Select Market under the ticker symbol “DFRG.” Upon the August 1, 2012 closing of the IPO, the Company received net proceeds of approximately $70.1 million, reflecting approximately $5.3 million of underwriting discounts and commissions. Additionally, the Company incurred approximately $3.7 million in offering costs that reduced the net proceeds available to additional paid in capital. At the completion of the IPO, Lone Star Fund owned approximately 18.0 million shares of common stock, or approximately 75.6% of the Company’s outstanding shares.

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

Basic earnings per share (“EPS”) data is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the 12 and 36 weeks ended September 3, 2013 excludes options to purchase 396,047 and 233,829 shares of common stock, respectively, which were outstanding during the periods, but were antidilutive. Diluted EPS for the 12 and 36 weeks ended September 4, 2012, excludes stock options of 745,000 shares, which were outstanding during the period but were anti-dilutive.

(dollars in thousands, except per share data)

	12 Weeks Ended		36 Weeks Ended
	September 3,	September 4,	September 3,	September 4,
	2013	2012	2013	2012
Income (loss) from continuing operations	$(380)	$(1,794)	$7,620	$6,732
Discontinued operations, net of income tax benefit	—	(628)	—	(543)
Net income (loss)	$(380)	$(2,422)	$7,620	$6,189
Shares:
Weighted average number of common shares outstanding	23,801,335	20,825,619	23,796,890	18,938,318
Dilutive shares	136,153	—	52,056	—
Total Diluted Shares	23,937,488	20,825,619	23,848,946	18,938,318
Basic income (loss) per common share:
Continuing operations	$(0.02)	$(0.09)	$0.32	$0.36
Discontinued operations	0.00	(0.03)	0.00	(0.03)
Basic income (loss) per share	$(0.02)	$(0.12)	$0.32	$0.33
Diluted income (loss) per common share:
Continuing operations	$(0.02)	$(0.09)	$0.32	$0.36
Discontinued operations	0.00	(0.03)	0.00	(0.03)
Diluted income (loss) per share	$(0.02)	$(0.12)	$0.32	$0.33

4.	STOCK-BASED EMPLOYEE COMPENSATION

2012 Long-Term Equity Incentive Plan

On July 16, 2012, the Company adopted the Del Frisco’s Restaurant Group, Inc. 2012 Long-Term Equity Incentive Plan (the “2012 Plan”), which allows the Company to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable at various periods ranging from one to four years from the date of grant. The 2012 Plan has 2,232,800 shares authorized for issuance under the plan. There were 1,517,975 shares of common stock issuable upon exercise of outstanding options at September 3, 2013 and 714,825 shares available for future grants.

The following table details the Company’s total stock option compensation cost during the 12 and 36 weeks ended September 3, 2013 and September 4, 2012 as well as where the costs were expensed (in thousands):

	12 Weeks Ended		36 Weeks Ended
	September 3,	September 4,	September 3,	September 4,
	2013	2012	2013	2012
Restaurant operating expenses	$79	$22	$171	$22
General and administrative costs	322	81	696	81
Total stock compensation cost	$401	$103	$867	$103

The following table summarizes stock option activity during the 36 week period ended September 3, 2013:

	36 Weeks Ended September 3, 2013
	Shares	Weighted average exercise price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value ($000's)
Outstanding at beginning of year	825,000	13.09
Granted	765,500	20.82
Exercised	(17,025)	13.00
Forfeited	(55,500)	13.65
Outstanding at end of period	1,517,975	16.97	9.4 years	4,779
Options exercisable at end of period	156,600	13.00	8.9 years	965

A summary of the status of non-vested shares as of September 3, 2013 and changes during the 36 weeks ended September 3, 2013 is presented below:

	36 Weeks Ended
	September 3, 2013
	Shares	Weighted average Grant-Date Fair Value
Non-vested shares at beginning of year	825,000	$4.93
Granted	765,500	8.30
Vested	(173,625)	4.82
Forfeited	(55,500)	5.21
Non-vested shares at end of period	1,361,375	$6.83

As of September 3, 2013, there was $8.7 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a period of approximately 3.4 years. The following table details the values from and assumptions for the Black-Scholes option pricing model for stock options issued during the 36 weeks ended September 3, 2013 and September 4, 2012:

	2013	2012
Weighted average grant date fair value	$8.30	$4.82
Weighted average risk-free interest rate	1.44%	0.58%
Weighted average expected life	5.49 years	5.4 years
Weighted average volatility	41.65%	40.21%
Expected dividend	—	—

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

In connection with the IPO, as well as the March and July 2013 secondary public offerings, certain executives of the Company earned transaction bonuses totaling approximately $1.5 million, $1.8 million and $3.7 million, respectively. These bonuses were earned under letter agreements, as amended, with LSF5 Wagon Holdings, LLC, an affiliate of Lone Star Fund (“Wagon”), in which certain executives of the Company were eligible to receive a transaction bonus upon the occurrence of an eligible transaction. Wagon is responsible for funding any transaction bonuses under these agreements, including those paid in connection with the IPO as well as the March and July 2013 secondary public offerings. As these bonuses were contingent upon employment with the Company, the Company is required to record the expense of these bonuses and recognize the funding by Wagon as additional paid in capital. The $1.5 million related to the IPO was recorded as an expense to the Company and capital contribution by Wagon in the third quarter of fiscal 2012. The $1.8 million related to the March 2013 secondary public offering was recorded as an expense to the Company and capital contribution by Wagon in the first quarter of fiscal 2013. The $3.7 million related to the July 2013 secondary public offering was recorded as an expense to the Company and capital contribution by Wagon in the third quarter of fiscal 2013.

In July 2012, the Company entered into a Transition Services Agreement with an affiliate of Lone Star Fund to provide certain limited support services, including legal and risk management, until the Company can complete transition of these functions to internal or third-party resources. This agreement was terminated in July 2013. General and administrative expenses include charges of approximately $5,000 and $30,000 for these services for the 12 and 36 weeks ended September 3, 2013, respectively, and $24,000 for the 12 and 36 weeks ended September 4, 2012, primarily for legal services.

6.	LONG-TERM DEBT

On October 15, 2012 the Company entered into a new credit facility that provides for a three-year unsecured revolving credit facility of up to $25.0 million. Borrowings under the new credit facility bear interest at a rate of LIBOR plus 1.50%. The Company is required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving credit facility. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA and minimum fixed charge coverage, both as defined in the credit agreement. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates. The Company was in compliance with all of the debt covenants as of September 3, 2013 and December 25, 2012.

As of September 3, 2013 and December 25, 2012, there were no outstanding borrowings on the Company’s revolving credit facility. Under the revolving loan commitment, the Company had approximately $24.2 million of borrowings available under its revolving credit facility, with  $761,000 in outstanding letters of credit commitments drawn on the facility.

7.	INCOME TAXES

The effective income tax benefit rate for the 12 weeks ended September 3, 2013 was 53.8% compared to an effective income tax benefit rate of 44.0% for the 12 weeks ended September 4, 2012. The effective income tax rate for the 36 weeks ended September 3, 2013 was 30.5% compared to an effective income tax rate of 29.1% for the 36 weeks ended September 4, 2012. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses. The increase in the effective tax rate for the 36 weeks ended September 3, 2013 is primarily attributable to the asset advisory agreement termination fee described in Note 2, which was treated as a discrete transaction in the third quarter of 2012 and reduced income before income taxes and increased the impact of the FICA tip and other credits.

Additionally, in the second quarter of fiscal 2013, the Company determined that a deferred tax asset of $0.5 million recorded in the fourth quarter of fiscal 2012 relating to local income tax net operating loss carryforwards was not realizable, as the related net operating losses originated in years from which the carryforward period had expired.  The Company corrected the deferred tax asset account resulting in a non-cash $0.5 million cumulative adjustment to record additional income tax expense in the second quarter of fiscal 2013. The adjustment did not impact historical cash flows and will not impact the timing of future income tax payments. Prior years’ financial statements were not restated as the impact of these issues was immaterial to previously reported results for any individual prior year and 2012.

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis at September 3, 2013 and December 25, 2012, respectively (in thousands):

	Fair Value Measurements
	Level	September 3, 2013	December 25, 2012
Deferred compensation plan investments (life insurance policies)	2	$9,591	$5,586
Deferred compensation plan investments (mutual funds)	1	$—	$2,216
Deferred compensation plan liabilities	2	$(10,017)	$(8,415)

There were no transfers among levels within the fair-value hierarchy during the first three quarters of fiscal 2013 and fiscal 2012. The carrying value of the Company’s cash and cash equivalents and restricted cash approximate fair value because of their short term nature, and are classified within Level 1 of the fair value hierarchy. The carrying value of the Company’s accounts payable approximate fair value because of their short term nature, and are classified within Level 2 of the fair value hierarchy.

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

The following tables present information about reportable segments for the 12 and 36 weeks ended September 3, 2013 and September 4, 2012 and as of September 3, 2013 and September 4, 2012, respectively. (in thousands):

	12 Weeks Ended September 3, 2013
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$28,786	$16,061	$9,336	$—	$54,183
Restaurant-level EBITDA	7,799	1,605	1,563	—	10,967
Capital expenditures	867	537	5,883	280	7,567
Property and equipment	72,572	43,662	39,517	1,722	157,473

	12 Weeks Ended September 4, 2012
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$25,188	$17,174	$5,525	$—	$47,887
Restaurant-level EBITDA	6,711	2,480	876	—	10,067
Capital expenditures	3,282	477	3,122	160	7,041
Property and equipment	61,042	41,470	21,734	1,365	125,611

	36 Weeks Ended September 3, 2013
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$93,685	$54,146	$26,514	$—	$174,345
Restaurant-level EBITDA	26,134	7,819	4,932	—	38,885
Capital expenditures	2,287	1,488	13,695	327	17,797
Property and equipment	72,572	43,662	39,517	1,722	157,473

	36 Weeks Ended September 4, 2012
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$81,288	$56,468	$13,809	$—	$151,565
Restaurant-level EBITDA	22,766	10,261	2,971	—	35,998
Capital expenditures	4,623	2,781	11,763	308	19,475
Property and equipment	61,042	41,470	21,734	1,365	125,611

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

	12 Weeks Ended		36 Weeks Ended
	September 3, 2013	September 4, 2012	September 3, 2013	September 4, 2012
Restaurant-level EBITDA	$10,967	$10,067	$38,885	$35,998
Less:
Pre-opening costs	835	1,129	1,754	2,031
General and administrative	4,174	3,292	12,112	8,692
Management and accounting fees paid to related party	—	56	—	1,252
Asset advisory agreement termination fee	—	3,000	—	3,000
Public offering costs	381	—	793	—
Public offering transaction bonuses	3,705	1,462	5,510	1,462
Depreciation and amortization	2,631	2,051	7,637	5,622
Operating income (loss)	$(759)	$(923)	$11,079	$13,939

10.	COMMITMENTS AND CONTINGENCIES

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

Prior to the acquisition of the Company by Lone Star Fund, the Company guaranteed certain lease payments of related parties in connection with the leasing of real estate for restaurant locations. As of December 25, 2012 and September 3, 2013, the Company was responsible as guarantor for five of these leases. The leases expire at various times through 2016. These guarantees will require payment by the Company only in an event of default by the related party where it is unable to make the required lease payments. Management believes that any future payments required under these guarantees will not be significant. At December 25, 2012 and September 3, 2013 the maximum potential amount of future lease payments the Company could be required to make as a result of the guarantees was approximately $2.0 million and $1.6 million, respectively.

At December 25, 2012 and September 3, 2013, the Company had outstanding letters of credit of $976,000, of which $761,000 were drawn on the Company’s credit facility (see Note 6, Long-Term Debt ) and $215,000 were collateralized by restricted cash. The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions.

11.	DISCONTINUED OPERATIONS

On June 30, 2012, the Company closed its Dallas Sullivan’s location and on July 2, 2012, the Company completed the sale of the real property to a third party. The Company determined that this closure met the criteria for classification as discontinued operations. As a result, all historical operating results as well as the loss on the sale of this property are reflected within discontinued operations in the condensed consolidated statements of comprehensive income for all periods presented. Loss from discontinued operations, net of tax is comprised of the following for the 12 and 36 weeks ended September 4, 2012 (in thousands):

	12 Weeks Ended	36 Weeks Ended
	September 4,	September 4,
	2012	2012
Revenues	$182	$1,505
Loss before income tax	(844)	(805)
Income tax benefit	216	262
Loss from discontinued operations, net of income tax expense	$(628)	$(543)

12.	SUBSEQUENT EVENTS

On October 9, 2013, the Company announced that the Board of Directors approved a common stock repurchase program. Under this program, the Company may from time to time purchase up to $10 million of its outstanding common stock. The common stock repurchases will be made at the Company’s discretion in the open market depending on share price, market conditions and other factors. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2012, filed February 26, 2013 and amended on June 14, 2013, or the 2012 10-K, as well as other factors that may affect our business, results of operations, or financial condition. Forward looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward looking statements, whether as a result of new information,  future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward looking statements contained in this report will, in fact, transpire.

Overview

Del Frisco’s Restaurant Group develops, owns and operates three contemporary, high-end, complementary restaurants: Del Frisco’s Double Eagle Steak House, or Del Frisco’s, Sullivan’s Steakhouse, or Sullivan’s, and Del Frisco’s Grille, or the Grille. We currently operate 37 restaurants in 20 states. Of the 36 restaurants we operated as of the end of the period covered by this report, there were ten Del Frisco’s restaurants, 19 Sullivan’s restaurants and seven Grille restaurants. During the first three fiscal quarters of 2013, we opened two new Grilles located in Houston, Texas and Santa Monica, California. Subsequent to the end of the third quarter, we opened a new Grille restaurant in Palm Beach, Florida.

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

Performance Indicators. We use the following key metrics in evaluating the performance of our restaurants:

•

Comparable Restaurant Sales. We consider a restaurant to be comparable during the first full fiscal period following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 27 and 30 restaurants at September 4, 2012 and September 3, 2013, respectively.

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

Results of Operations

The following table shows our operating results (in thousands), as well as our operating results as a percentage of revenues, for the 12 and 36 weeks ended September 3, 2013 and September 4, 2012.

	12 Weeks Ended				36 Weeks Ended
	September 3,		September 4,		September 3,		September 4,
	2013		2012		2013		2012
Revenues	$54,183	100.0%	$47,887	100.0%	$174,345	100.0%	$151,565	100.0%
Costs and expenses:
Costs of sales	16,187	29.9%	14,526	30.3%	52,721	30.2%	46,489	30.7%
Restaurant operating expenses	25,693	47.4%	22,167	46.3%	79,147	45.4%	65,945	43.5%
Marketing and advertising costs	1,336	2.5%	1,127	2.3%	3,592	2.1%	3,133	2.1%
Pre-opening costs	835	1.5%	1,129	2.4%	1,754	1.0%	2,031	1.3%
General and administrative costs	4,174	7.7%	3,292	6.9%	12,112	6.9%	8,692	5.7%
Management and accounting fees paid to related party	—	0.0%	56	0.1%	—	0.0%	1,252	0.8%
Asset advisory agreement termination fee	—	0.0%	3,000	6.3%	—	0.0%	3,000	2.0%
Secondary public offering costs	381	0.7%	—	0.0%	793	0.4%	—	0.0%
Public offering transaction bonuses	3,705	6.8%	1,462	3.0%	5,510	3.2%	1,462	1.0%
Depreciation and amortization	2,631	4.9%	2,051	4.3%	7,637	4.4%	5,622	3.7%
Operating income (loss)	(759)	-1.4%	(923)	-1.9%	11,079	6.4%	13,939	9.2%
Other income (expense), net:
Interest expense	(8)	0.0%	(619)	-1.3%	(56)	-0.1%	(2,847)	-1.9%
Write-off of debt issuance costs	—	0.0%	(1,649)	-3.4%	—	0.0%	(1,649)	-1.1%
Other	(56)	-0.1%	(14)	-0.1%	(56)	-0.1%	51	0.0%
Income (loss) from continuing operations before income taxes	(823)	-1.5%	(3,205)	-6.7%	10,967	6.2%	9,494	6.2%
Income tax expense (benefit)	(443)	-0.8%	(1,411)	-3.0%	3,347	1.8%	2,762	1.8%
Net income (loss) from continuing operations	$(380)	-0.7%	$(1,794)	-3.7%	$7,620	4.4%	$6,732	4.4%

Fiscal Quarter Ended September 3, 2013 (12 weeks) Compared to the Fiscal Quarter Ended September 4, 2012 (12 weeks)

The following tables show our operating results (in thousands), as well as our operating results as a percentage of revenues, for the 12 weeks ended September 3, 2013 and September 4, 2012.

	12 Weeks Ended September 3, 2013
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$28,786	100.0%	$16,061	100.0%	$9,336	100.0%	$54,183	100.0%
Costs and expenses:
Cost of sales	8,749	30.4%	4,870	30.3%	2,568	27.5%	16,187	29.9%
Restaurant operating expenses	11,731	40.7%	8,908	55.5%	5,054	54.2%	25,693	47.4%
Marketing and advertising costs	507	1.8%	678	4.2%	151	1.6%	1,336	2.5%
Restaurant-level EBITDA	7,799	27.1%	1,605	10.0%	1,563	16.7%	10,967	20.2%
Pre-opening costs							835	1.5%
General and administrative							4,174	7.7%
Secondary public offering costs							381	0.7%
Public offering transaction bonuses							3,705	6.8%
Depreciation and amortization							2,631	4.9%
Operating income (loss)							$(759)	-1.4%

Restaurant operating weeks	120		228		79		427
Average unit volume	$2,879		$845		$1,418		$1,523

	12 Weeks Ended September 4, 2012
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$25,188	100.0%	$17,174	100.0%	$5,525	100.0%	$47,887	100.0%
Costs and expenses:
Cost of sales	7,795	31.0%	5,206	30.3%	1,525	27.6%	14,526	30.3%
Restaurant operating expenses	10,251	40.7%	8,888	51.8%	3,028	54.8%	22,167	46.3%
Marketing and advertising costs	431	1.7%	600	3.5%	96	1.7%	1,127	2.3%
Restaurant-level EBITDA	6,711	26.6%	2,480	14.4%	876	15.9%	10,067	21.1%
Pre-opening costs							1,129	2.4%
General and administrative							3,292	6.9%
Management and accounting fees paid to related party							56	0.1%
Asset advisory agreement termination fee							3,000	6.3%
Public offering transaction bonuses							1,462	3.0%
Depreciation and amortization							2,051	4.3%
Operating income (loss)							$(923)	-1.9%

Restaurant operating weeks	108		228		44		380
Average unit volume	$2,799		$904		$1,507		$1,512

Revenues. Consolidated revenues increased $6.3 million, or 13.2%, to $54.2 million in the third quarter of fiscal 2013 from $47.9 million in the third quarter of fiscal 2012. This increase was due to an additional 47 operating weeks provided by the opening of one restaurant during and four restaurants subsequent to the third quarter of 2012, which provided an additional $7.8 million in revenues, partially offset by a 0.2%  decrease in total comparable restaurant sales resulting from a 0.9%  decrease in customer counts, partially offset by a 0.7%  increase in average check.

Del Frisco’s revenues increased $3.6 million, or 14.3%, to $28.8 million in the third quarter of fiscal 2013 from $25.2 million in the third quarter of fiscal 2012. This increase was primarily due to an additional 12 operating weeks provided by the opening of one restaurant in December 2012, as well as a 4.4% increase in total comparable restaurant sales comprised of a 3.9% increase in customer counts and a 0.5% increase in average check.

Sullivan’s revenues decreased $1.1 million, or 6.5%, to $16.1 million in the third quarter of fiscal 2013 from $17.2 million in the third quarter of fiscal 2012. This decrease was due to a 5.9% decrease in total comparable restaurant sales comprised of a 5.0%  decrease in customer counts and a 0.9%  decrease in average check.

Grille revenues increased $3.8 million, or 69.0%, to $9.3 million in the third quarter of fiscal 2013 from $5.5 million in the third quarter of fiscal 2012. This increase was primarily due to an additional 35 operating weeks provided by the opening of one restaurant during and three restaurants subsequent to the third quarter of 2012.

Cost of Sales. Consolidated cost of sales increased $1.7 million, or 11.4%, to $16.2 million in the third quarter of fiscal 2013 from $14.5 million in the third quarter of fiscal 2012. This increase was primarily due to an additional 47 operating weeks provided by the opening of one restaurant during and four restaurants subsequent to the third quarter of 2012. As a percentage of consolidated revenues, consolidated cost of sales decreased to 29.9% during the third quarter of fiscal 2013 from 30.3% in the third quarter of fiscal 2012.

As a percentage of revenues, Del Frisco’s cost of sales decreased to 30.4% during the third quarter of fiscal 2013 from 31.0% in the third quarter of fiscal 2012. This decrease in cost of sales, as a percentage of revenues, was primarily due to lower protein costs, primarily for our prime beef, accounting for approximately 70% of the decrease, which was partially offset by unfavorable non-protein food and alcoholic beverage costs.

As a percentage of revenues, Sullivan’s cost of sales remained consistent at 30.3% during the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012.  Cost of sales, as a percentage of revenues, was primarily influenced by higher non-protein food costs and beef costs, which were fully offset by favorable dairy and alcoholic beverage costs.

As a percentage of revenues, Grille cost of sales decreased to 27.5% during the third quarter of fiscal 2013 from 27.6% in the third quarter of fiscal 2012. This decrease in cost of sales, as a percentage of revenues, was primarily due to lower new opening inefficiencies due to one new opening in the summer of fiscal 2013 compared to two new openings in the summer of fiscal 2012.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $3.5 million, or 15.9%, to $25.7 million in the third quarter of fiscal 2013 from $22.2 million in the third quarter of fiscal 2012. This increase was primarily due to an additional 47 operating weeks in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012 from the opening of one restaurant during and four restaurants subsequent to the third quarter of 2012. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 47.4% in the third quarter of fiscal 2013 from 46.3% in the third quarter of fiscal 2012.

As a percentage of revenues, Del Frisco’s restaurant operating expenses remained consistent at 40.7% during the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. These costs were influenced by higher management and benefits costs and higher occupancy costs, offset by the leveraging of higher sales on other fixed and semi-variable restaurant operating costs.

As a percentage of revenues, Sullivan’s restaurant operating expenses increased to 55.5% during the third quarter of fiscal 2013 from 51.8% in the third quarter of fiscal 2012. This increase in restaurant operating expenses, as a percentage of revenues, was due to higher direct labor and benefits costs, accounting for approximately 65% of the difference, and higher other restaurant operating costs, accounting for approximately 25% of the increase. These increases were primarily related to the de-leveraging effect of certain fixed and semi-variable costs in relation to reduced revenue.

As a percentage of revenues, Grille restaurant operating expenses decreased to 54.2% during the third quarter of fiscal 2013 from 54.8% in the third quarter of fiscal 2012. This decrease in restaurant operating expenses, as a percentage of revenues, was primarily due to lower new opening inefficiencies due to one new opening in the summer of fiscal 2013 compared to two new openings in the summer of fiscal 2012.

Marketing and Advertising Costs. Consolidated marketing and advertising costs increased $0.2 million, or 18.5%, to $1.3 million in the third quarter of fiscal 2013 from $1.1 million in the third quarter of fiscal 2012. As a percentage of consolidated revenues, consolidated marketing and advertising costs increased to 2.5% in the third quarter of fiscal 2013 from 2.3% in the third quarter of fiscal 2012.

As a percentage of revenues, Del Frisco’s marketing and advertising costs increased slightly to 1.8% during the third quarter of fiscal 2013 from 1.7% in the third quarter of fiscal 2012. Marketing and advertising costs, as a percentage of revenues, increased primarily due to lower in-restaurant advertising expenses, offset by higher print media and public relations spending. These costs were also impacted by our ability to leverage increased marketing and advertising costs against increased comparable sales.

As a percentage of revenues, Sullivan’s marketing and advertising costs increased to 4.2% during the third quarter of fiscal 2013 from 3.5% in the third quarter of fiscal 2012, which was the result of higher outside promotions costs and marketing research. These costs were also impacted by the de-leveraging effect of certain fixed costs in relation to reduced revenue.

As a percentage of revenues, Grille marketing and advertising costs decreased slightly to 1.6% during the third quarter of fiscal 2013 compared to 1.7% in the third quarter of fiscal 2012. The decrease in marketing and advertising costs, as a percentage of revenues, were primarily due to lower public relations spending and in-restaurant advertising expenses, partially offset by higher print media spending.

Pre-opening Costs. Pre-opening costs decreased by $0.3 million to $0.8 million in the third quarter of fiscal 2013 from $1.1 million in the third quarter of fiscal 2012 due to lower pre-opening costs incurred during the third quarter of fiscal 2013 related to pre-opening expenses from one Grille restaurant opening during the summer of 2013, compared to two Grille openings during the summer of fiscal 2012. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.

General and Administrative Costs. General and administrative costs increased $0.9 million, or 26.8%, to $4.2 million in the third quarter of fiscal 2013 from $3.3 million in the third quarter of fiscal 2012. This increase was primarily related to additional compensation costs related to growth in the number of corporate and regional management-level personnel to support recent and anticipated growth and increased restaurant management training expenses. In addition, we incurred approximately $0.3 million in additional public company related expenses in the third quarter of fiscal 2013 over the third quarter of fiscal 2012. As a percentage of revenues, general and administrative costs increased to 7.7% in the third quarter of fiscal 2013 from 6.9% in the third quarter of fiscal 2012. General and administrative costs are expected to continue to increase as a result of costs associated with being a public company as well as costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.

Management and Accounting Fees Paid to Related Party. Management and accounting fees paid to related party were $0.1 million in the third quarter of fiscal 2012 and consisted of asset management fees paid to an affiliate of Lone Star Fund under an asset advisory agreement that was terminated in the third quarter of fiscal 2012. There were no such expenses in 2013.

Asset Advisory Agreement Termination Fee. In conjunction with the IPO, the Company terminated its asset advisory agreement with Lone Star Fund. Related to this termination, the Company incurred a one-time $3.0 million asset advisory agreement termination fee in the third quarter of fiscal 2012.

Secondary Public Offering Costs. In conjunction with the secondary public offering in the third quarter of fiscal 2013, we incurred $0.4 million in legal, accounting, printing, and registration expenses.

Public Offering Transaction Bonuses . Under a letter agreement, as amended, with LSF5 Wagon Holdings, LLC, an affiliate of Lone Star Fund, or Wagon, certain executives of the Company were eligible to receive a transaction bonus upon the occurrence of an eligible transaction. Wagon is responsible to fund the transaction bonus. As this bonus was contingent upon employment with the Company, the Company is required to record the expense of these bonuses and recognized the funding by Wagon as additional paid in capital. Associated with the completion of the IPO in July 2012 and the July 2013 secondary public offering, the Company recorded $1.5 million and $3.7 million in transaction bonuses under the transaction bonus agreements, respectively.

Depreciation and Amortization. Depreciation and amortization increased $0.5 million, or 28.3%, to $2.6 million in the third quarter of fiscal 2013 from $2.1 million in the third quarter of fiscal 2012. The increase in depreciation and amortization expense primarily resulted from new assets placed in service during 2012 and 2013 upon the opening of the six new restaurants as well as for existing restaurants that were remodeled during 2012 and the first three quarters of fiscal 2013.

Interest Expense. Interest expense decreased $0.6 million to $8,000 in the third quarter of fiscal 2013 from $0.6 million in the third quarter of fiscal 2012. This decrease is attributable to the payoff of previously outstanding debt with the proceeds from the IPO and there being no borrowings during the third quarter of 2013 under our revolving credit facility that we entered into in October 2012.

Write-off of Debt Issuance Costs. Write-off of debt issuance costs was $1.6 million in the third quarter of fiscal 2012. During the third quarter of 2012, the Company wrote off the unamortized debt issuance cost related to the full repayment of the outstanding balance of a previous credit facility.

Income Tax Benefit. The effective income tax benefit rate for the 12 weeks ended September 3, 2013 was 53.8%, compared to an effective income tax benefit rate of 44.0% for the 12 weeks ended September 4, 2012. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses. The increase in the effective tax benefit rate for the 12 weeks ended September 3, 2013 is primarily attributable to the impact of certain discrete transactions in the third quarter of fiscal 2012, including the asset advisory agreement termination fee related to the IPO, which reduced income before income taxes and increased the impact of the FICA tip and other credits.

Thirty-Six Weeks Ended September 3, 2013 Compared to the Thirty-Six Weeks Ended September 4, 2012

The following tables show our operating results (in thousands), as well as our operating results as a percentage of revenues, for the 36 weeks ended September 3, 2013 and September 4, 2012.

	36 Weeks Ended September 3, 2013
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$93,685	100.0%	$54,146	100.0%	$26,514	100.0%	$174,345	100.0%
Costs and expenses:
Cost of sales	28,686	30.6%	16,654	30.8%	7,381	27.8%	52,721	30.2%
Restaurant operating expenses	37,379	39.9%	28,034	51.8%	13,734	51.8%	79,147	45.4%
Marketing and advertising costs	1,486	1.6%	1,639	3.0%	467	1.8%	3,592	2.1%
Restaurant-level EBITDA	26,134	27.9%	7,819	14.4%	4,932	18.6%	38,885	22.3%
Pre-opening costs							1,754	1.0%
General and administrative							12,112	6.9%
Secondary public offering costs							793	0.4%
Public offering transaction bonuses							5,510	3.2%
Depreciation and amortization							7,637	4.4%
Operating income							$11,079	6.4%

Restaurant operating weeks	360		684		212		1,256
Average unit volume	$9,369		$2,850		$4,502		$4,997

	36 Weeks Ended September 4, 2012
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$81,288	100.0%	$56,468	100.0%	$13,809	100.0%	$151,565	100.0%
Costs and expenses:
Cost of sales	25,544	31.4%	17,187	30.4%	3,758	27.2%	46,489	30.7%
Restaurant operating expenses	31,651	39.0%	27,412	48.5%	6,882	49.9%	65,945	43.5%
Marketing and advertising costs	1,327	1.6%	1,608	2.9%	198	1.4%	3,133	2.1%
Restaurant-level EBITDA	22,766	28.0%	10,261	18.2%	2,971	21.5%	35,998	23.7%
Pre-opening costs							2,031	1.3%
General and administrative							8,692	5.7%
Management and accounting fees paid to related party							1,252	0.8%
Asset advisory agreement termination fee							3,000	2.0%
Public offering transaction bonuses							1,462	1.0%
Depreciation and amortization							5,622	3.7%

Operating income							$13,939	9.2%

Restaurant operating weeks	324		684		93		1,101
Average unit volume	$9,032		$2,972		$5,345		$4,956

Revenues. Consolidated revenues increased $22.7 million, or 15.0%, to $174.3 million in the first three quarters of fiscal 2013 from $151.6 million in the first three quarters of fiscal 2012. This increase was due to an additional 155 operating weeks provided by the opening of two restaurants during and four restaurants subsequent to the first three quarters of 2012, which provided an additional $24.6 million in revenues, as well as a 0.6% increase in total comparable restaurant sales comprised of a 0.5% increase in customer counts and a 0.1%  increase in average check.

Del Frisco’s revenues increased $12.4 million, or 15.3%, to $93.7 million in the first three quarters of fiscal 2013 from $81.3 million in the first three quarters of fiscal 2012. This increase was primarily due to an additional 36 operating weeks provided by the opening of one restaurant in December 2012, as well as a 4.1% increase in total comparable restaurant sales comprised of a 3.7% increase in customer counts and a 0.4% increase in average check.

Sullivan’s revenues decreased $2.3 million, or 4.1%, to $54.1 million in the first three quarters of fiscal 2013 from $56.5 million in the first three quarters of fiscal 2012. This decrease was due to a 4.2% decrease in total comparable restaurant sales comprised of a 2.2% decrease in average check and a 2.0% decrease in customer counts.

Grille revenues increased $12.7 million, or 92.0%, to $26.5 million in the first three quarters of fiscal 2013 from $13.8 million in the first three quarters of fiscal 2012. This increase was primarily due to an additional 119 operating weeks provided by the opening of two restaurants during and three restaurants subsequent to the first three quarters of 2012.

Cost of Sales. Consolidated cost of sales increased $6.2 million, or 13.4%, to $52.7 million in the first three quarters of fiscal 2013 from $46.5 million in the first three quarters of fiscal 2012. This increase was primarily due to an additional 155 operating weeks in the first three quarters of fiscal 2013 as compared to the first three quarters of fiscal 2012 from the two restaurants opened during and four restaurants opened subsequent to the first three quarters of 2012. As a percentage of consolidated revenues, consolidated cost of sales decreased to 30.2% during the first three quarters of fiscal 2013 from 30.7% in the first three quarters of fiscal 2012.

As a percentage of revenues, Del Frisco’s cost of sales decreased to 30.6% during the first three quarters of fiscal 2013 from 31.4% in the first three quarters of fiscal 2012. This decrease in cost of sales, as a percentage of revenues, was primarily due to lower protein costs, primarily for our prime beef and seafood, accounting for approximately 90% of the decrease, which was partially offset by unfavorable non-protein food and alcoholic beverage costs.

As a percentage of revenues, Sullivan’s cost of sales increased to 30.8% during the first three quarters of fiscal 2013 from 30.4% in the first three quarters of fiscal 2012. This increase in cost of sales, as a percentage of revenues, was primarily due to higher non-protein food costs, accounting for approximately 60% of the increase, and beef costs, accounting for approximately 35% of the increase, which were partially offset by favorable seafood and alcoholic beverage costs.

As a percentage of revenues, Grille cost of sales increased to 27.8% during the first three quarters of fiscal 2013 from 27.2% in the first three quarters of fiscal 2012. This increase in cost of sales, as a percentage of revenues, was primarily due to a shift in sales mix to menu items with higher costs as well as expected new opening-inefficiencies at our new restaurant locations.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $13.2 million, or 20.0%, to $79.1 million in the first three quarters of fiscal 2013 from $65.9 million in the first three quarters of fiscal 2012. This increase was primarily due to an additional 155 operating weeks in the first three quarters of fiscal 2013 as compared to the first three quarters of fiscal 2012 from the two restaurants opened during and four restaurants opened subsequent to the first three quarters of 2012. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 45.4% in the first three quarters of fiscal 2013 from 43.5% in the first three quarters of fiscal 2012.

As a percentage of revenues, Del Frisco’s restaurant operating expenses increased to 39.9% during the first three quarters of fiscal 2013 from 39.0% in the first three quarters of fiscal 2012. This increase in restaurant operating expenses, as a percentage of revenues, was due to higher management and benefits costs, accounting for approximately 60% of the increase, and higher other restaurant operating costs, accounting for approximately 25% of the increase. These increases were due primarily to the expected new-opening inefficiencies of our Del Frisco’s that opened in December 2012, as well as higher utilities and credit card fees.

As a percentage of revenues, Sullivan’s restaurant operating expenses increased to 51.8% during the first three quarters of fiscal 2013 from 48.5% in the first three quarters of fiscal 2012. This increase in restaurant operating expenses, as a percentage of revenues, was due to higher direct labor and benefits costs, accounting for approximately 45% of the increase, and higher other restaurant operating costs, accounting for approximately 45% of the increase. These increases were due in part to the de-leveraging of certain fixed and semi-variable costs, such as utilities and building and equipment maintenance, on lower revenues.

As a percentage of revenues, Grille restaurant operating expenses increased to 51.8% during the first three quarters of fiscal 2013 from 49.9% in the first three quarters of fiscal 2012. This increase in restaurant operating expenses, as a percentage of revenues, was due to higher labor and restaurant operating costs due primarily to new opening inefficiencies.

Marketing and Advertising Costs. Consolidated marketing and advertising costs increased $0.5 million, or 14.7%, to $3.6 million in the first three quarters of fiscal 2013 from $3.1 million in the first three quarters of fiscal 2012. As a percentage of consolidated revenues, consolidated marketing and advertising costs remained constant at 2.1% during the first three quarters of fiscal 2013 compared to the first three quarters of 2012.

As a percentage of revenues, Del Frisco’s marketing and advertising costs remained constant at 1.6% during the first three quarters of fiscal 2013 compared to the first three quarters of fiscal 2012. Marketing and advertising costs, as a percentage of revenues, were influenced by lower in-restaurant advertising expenses, offset by higher print media and public relations spending. These costs, as a percentage of revenues, were also impacted by our ability to leverage increased marketing and advertising costs against increased comparable sales.

As a percentage of revenues, Sullivan’s marketing and advertising costs increased to 3.0% during the first three quarters of fiscal 2013 from 2.9% in the first three quarters of fiscal 2012, which was the result of higher outside promotion costs partially offset by lower spending for in-restaurant advertising expenses. These costs were also impacted by the de-leveraging effect of certain fixed costs in relation to reduced revenue.

As a percentage of revenues, Grille marketing and advertising costs increased to 1.8% during the first three quarters of fiscal 2013 from 1.4% in the first three quarters of fiscal 2012. The increase in marketing and advertising costs, as a percentage of revenues, was primarily due to higher public relations and print media spending, partially offset by lower print production expense.

Pre-opening Costs. Pre-opening costs decreased by $0.3 million to $1.7 million in the first three quarters of fiscal 2013 from $2.0 million in the first three quarters of fiscal 2012 due to higher pre-opening costs incurred in the 2012 period due to non-cash straight line rent related to the Del Frisco’s restaurant opened in the fourth quarter of fiscal 2012. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.

General and Administrative Costs. General and administrative costs increased $3.4 million, or 39.3%, to $12.1 million in the first three quarters of fiscal 2013 from $8.7 million in the first three quarters of fiscal 2012. This increase was primarily related to additional compensation costs related to growth in the number of corporate and regional management-level personnel to support recent and anticipated growth, as well as increased restaurant management training expenses. In addition, we incurred approximately $1.2 million in additional public company related expenses in the first three quarters of fiscal 2013 over the first three quarters of fiscal 2012. As a percentage of revenues, general and administrative costs increased to 6.9% in the first three quarters of fiscal 2013 from 5.7% in the first three quarters of fiscal 2012. General and administrative costs are expected to continue to increase as a result of costs associated with being a public company as well as costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.

Management and Accounting Fees Paid to Related Party. Management and accounting fees paid to related party were $1.3 million in the first three quarters of fiscal 2012 and consisted of asset management fees paid to an affiliate of Lone Star Fund under an asset advisory agreement. This agreement was terminated in the third quarter of fiscal 2012, and there were no such expenses in 2013.

Asset Advisory Agreement Termination Fee. In conjunction with the IPO, the Company terminated its asset advisory agreement with Lone Star Fund. Related to this termination, the Company incurred a one-time $3.0 million asset advisory agreement termination fee in the third quarter of fiscal 2012.

Secondary Public Offering Costs. In conjunction with the secondary public offerings in the first and third quarter of fiscal 2013, we incurred $0.8 million in legal, accounting, printing, and registration expenses.

Public Offering Transaction Bonuses. Under letter agreements with Wagon, certain of our executives were eligible to receive a transaction bonus upon the occurrence of an eligible transaction.  Wagon is responsible to fund the transaction bonuses. As these bonuses were contingent upon employment with us,  we are required to record the expense of these bonuses and recognize the funding by Wagon as additional paid in capital. Associated with the completion of the secondary public offerings in the first and third quarter of fiscal 2013, we recorded a total of $5.5 million in transaction bonuses expense under the transaction bonus agreements. Associated with the completion of the IPO, the Company recorded $1.5 million in transaction bonuses under the transaction bonus agreements during the first three quarters of fiscal 2012.

Depreciation and Amortization. Depreciation and amortization increased $2.0 million, or 35.8%, to $7.6 million in the first three quarters of fiscal 2013 from $5.6 million in the first three quarters of fiscal 2012. The increase in depreciation and amortization expense primarily resulted from new assets placed in service during 2012 and 2013 upon the opening of the six new restaurants as well as for existing restaurants that were remodeled during 2012 and the first three quarters of fiscal 2013.

Interest Expense. Interest expense decreased $2.8 million to $56,000 in the first three quarters of fiscal 2013 from $2.8 million in the first three quarters of fiscal 2012. This decrease is attributable to the payoff of previously outstanding debt with the proceeds from the IPO and there being no borrowings during the first three quarters of 2013 under our revolving credit facility that we entered into in October 2012.

Write-off of Debt Issuance Costs. Write-off of debt issuance costs was $1.6 million in the first three quarters of fiscal 2012. During the third quarter of 2012, the Company wrote off the unamortized debt issuance cost related to the full repayment of the outstanding balance of the 2011 credit facility.

Income Tax Expense. The effective income tax rate for the 36 weeks ended September 3, 2013 was 30.5%, compared to an effective income tax rate of 29.1% for the 36 weeks ended September 4, 2012. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses. The increase in the effective tax rate for the 36 weeks ended September 3, 2013 is primarily attributable to certain discrete transactions in the third quarter of fiscal 2012, including the asset advisory agreement termination fee related to the IPO, which reduced income before income taxes and increased the impact of the FICA tip and other credits.

Additionally, in the second quarter of fiscal 2013, we determined that a deferred tax asset of $0.5 million recorded in the fourth quarter of fiscal 2012 relating to local income tax net operating loss carryforwards was not realizable, as the related net operating losses originated in years from which the carryforward period had expired.  We corrected the deferred tax asset account resulting in a non-cash $0.5 million cumulative adjustment to record additional income tax expense in the second quarter of fiscal 2013. The adjustment did not impact historical cash flows and will not impact the timing of future income tax payments. Prior years’ financial statements were not restated as the impact of these issues was immaterial to previously reported results for any individual prior year and 2012.

Liquidity and Capital Resources

We expect to finance our operations for at least the next several years, including costs of opening currently planned new restaurants, through cash provided by operations and borrowings available under our credit facility. We cannot be sure that these sources will be sufficient to finance our operations, and we may seek additional financing in the future. As of September 3, 2013, we had cash and cash equivalents of approximately $8.7 million.

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

The following table presents a summary of our cash flows for the 36 weeks ended September 3, 2013 and September 4, 2012 (in thousands):

	36 Weeks Ended
	September 3,	September 4,
	2013	2012
Net cash provided by operating activities	$10,139	$12,308
Net cash used in investing activities	(17,884)	(17,949)
Net cash provided by (used in) financing activities	5,693	(2,722)
Net increase (decrease) in cash and cash equivalents	$(2,052)	$(8,363)

Operating Activities. Cash flows provided by operating activities was $10.2 million for the 36 weeks ended September 3, 2013, consisting primarily of net income of $7.7 million, adjustments for depreciation, amortization and other non-cash charges totaling $8.3 million, a net increase of $2.4 million resulting from a decrease in other current assets and the collection of lease incentives receivable, a $3.4 million increase in net deferred income tax liability and a $1.0 million increase in deferred rent obligations. These cash inflows were partially offset by decreases in accounts payable, accrued liabilities and income taxes payable totaling $12.1 million and $0.5 million related to an increase in inventories. Cash flows provided by operating activities was $12.3 million for the 36 weeks ended September 4, 2012, consisting primarily of net income of $6.2 million, adjustments for depreciation, amortization and other non-cash charges totaling $8.6 million, a net increase of $0.3 million resulting from the collection of lease incentives receivable and a $2.5 million increase in deferred rent obligations. These cash inflows were partially offset by decreases in accounts payable, accrued liabilities and income taxes payable totaling $4.9 million and $0.4 million related to an increase in inventories and other current assets.

Investing Activities. Net cash used in investing activities for the 36 weeks ended September 3, 2013 was $17.9 million, consisting primarily of purchases of property and equipment. These purchases primarily related to construction of one Grille restaurant opened during the first quarter of fiscal 2013, one Grille restaurant opened in the third quarter of fiscal 2013, four Grille restaurants in progress at the end of the period and remodel activity of existing restaurants. Net cash used in investing activities for the 36 weeks ended September 4, 2012 was $17.9 million, consisting primarily of purchases of property and equipment of $19.5 million, partially offset by proceeds from the sale of the Dallas Sullivan’s restaurant property. These purchases primarily related to construction of two Grille restaurants opened during the period, one Grille restaurant and one Del Frisco’s restaurant in progress at the end of the period and remodel activity of existing restaurants.

Financing Activities. Net cash provided by financing activities for the 36 weeks ended September 3, 2013 was $5.7 million, which was comprised primarily of the contribution by Wagon to pay the transaction bonuses related to the secondary public offerings that occurred in March and July of 2013. Net cash used in financing activities for the 36 weeks ended September 4, 2012 was $2.7 million consisting of net proceeds from the issuance of common stock in the IPO, net of underwriter fees and issuance costs, of $67.3 million offset by principal payments of $70.0 million made on our prior credit facility.

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

Credit Facility. On October 15, 2012, we entered into a new credit facility that provides for a three-year unsecured revolving credit facility of up to $25.0 million. Borrowings under the 2012 credit facility bear interest at a rate of LIBOR plus 1.50%. We are required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving loan facility. The credit facility is guaranteed by certain of our subsidiaries. The credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA (as defined in the credit facility), and minimum fixed charge coverage. Specifically, we are required to have a leverage ratio of less than 1.00 and a fixed charge coverage ratio of greater than 2.00. As of September 3, 2013, we were in compliance with each of these tests. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates. As of September 3, 2013 there were no outstanding borrowings under this facility. See Note 6, Long-Term Debt , in the notes to our condensed consolidated financial statements for additional information on our credit facility.

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

Common Stock Repurchase Program. On October 9, 2013, the Company announced that the Board of Directors approved a common stock repurchase program. Under this program, the Company may from time to time purchase up to $10 million of its outstanding common stock. The common stock repurchases will be made at the Company’s discretion in the open market depending on share price, market conditions and other factors. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares.

Off-Balance Sheet Arrangements

Prior to the acquisition of Lone Star Steakhouse & Saloon, Inc. by Lone Star Fund, our predecessor guaranteed lease payments of certain non-Del Frisco’s Restaurant Group restaurants in connection with the leasing of real estate for these locations. As of September 3, 2013, we continue to be a guarantor for five of these leases. The leases expire at various times through 2016. These guarantees would require payment by us only in an event of default by the non-Del Frisco’s Restaurant Group tenant where it failed to make the required lease payments or perform other obligations under a lease. We believe that the likelihood is remote that material payments will be required under these guarantees. At September 3, 2013, the maximum potential amount of future lease payments we could be required to make as a result of the guarantees was $1.6 million.

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

ITEM 1A.	RISK FACTORS

There have been no material changes from our risk factors as previously reported in our 2012 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Letter Agreement, dated July 22, 2013, among the Company, Hudson Advisors LLC and Hudson Americas LLC (terminating the Company’s Transition Services Agreement dated July 23, 2012).

10.2	First Amendment to Loan Agreement, dated as of October 8, 2013, among the Company and JPMorgan Chase Bank, N.A.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 9, 2013

Del Frisco’s Restaurant Group, Inc.

By:	/s/ Mark S. Mednansky
Mark S. Mednansky
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Thomas J. Pennison, Jr.
Thomas J. Pennison, Jr.
Chief Financial Officer, (Principal Financial Officer)