Form 10-K
period 2013-12-31
Del Frisco's Restaurant Group, Inc.
filed 2014-02-28
CIK 1415301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ¨   Yes     x   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ¨   Yes     x   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     x   Yes     ¨   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     x   Yes     ¨   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer	¨	Accelerated filer	x

Non-accelerated filer	¨	Smaller reporting company	¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ¨   Yes     x   No

As of June 11, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates was approximately $211,539,000.

As of February 27, 2014, 23,626,642 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2013, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

We were initially organized as a Delaware limited liability company on June 30, 2006 in connection with the acquisition by our former principal stockholder, which we refer to along with its affiliates and associates (excluding us and other companies that it or they own as a result of their investment activities) as Lone Star Fund, of Lone Star Steakhouse & Saloon, Inc., which owned the Del Frisco’s and Sullivan’s restaurant concepts. Following the acquisition, which we refer to as the Acquisition, Lone Star Fund restructured the company to separate certain other Lone Star Steakhouse & Saloon concepts by, among other things, spinning off the subsidiaries that owned and operated those concepts. We converted from a Delaware limited liability company to a Delaware corporation in July 2012 in connection with our initial public offering. During 2013, we completed three separate secondary offerings on behalf of Lone Star Fund in March, July and December, which fully liquidated the remaining outstanding shares owned by Lone Star Fund. Unless the context otherwise indicates, all references to “we,” “our,” “us,” or the “Company” refer to Del Frisco’s Restaurant Group, Inc. and its subsidiaries.

Our Company

We develop, own and operate three contemporary, high-end, complementary restaurants: Del Frisco’s Double Eagle Steak House, or Del Frisco’s, Sullivan’s Steakhouse, or Sullivan’s, and Del Frisco’s Grille, or the Grille. We are a leader in the full-service steakhouse industry based on average unit volume, or AUV and EBITDA margin. We currently operate 40 restaurants in 20 states. Each of our three restaurant concepts offers steaks as well as other menu selections, such as chops and fresh seafood. These menu selections are complemented by an extensive, award-winning wine list. Del Frisco’s, Sullivan’s and the Grille are positioned within the fine dining segment and are designed to appeal to both business and local dining customers. Our Del Frisco’s restaurants are sited in urban locations to target customers seeking a “destination dining” experience while our Sullivan’s and Grille restaurants are intended to appeal to a broader demographic, allowing them to be located either in urban areas or in close proximity to affluent residential neighborhoods. We believe our success reflects consistent execution across all aspects of the dining experience, from the formulation of proprietary recipes to the procurement and presentation of high quality menu items and delivery of a positive customer experience.

Del Frisco’s Double Eagle Steak House

We believe Del Frisco’s is one of the premier steakhouse concepts in the United States. The Del Frisco’s brand is defined by its menu, which includes USDA Prime grade, wet-aged steaks hand-cut at the time of order and a range of other high-quality offerings, including prime lamb, fresh seafood, and signature side dishes and desserts. It is also distinguished by its “swarming service,” whereby customers are served simultaneously by multiple servers. Each restaurant has a sommelier to guide diners through an extensive, award-winning wine list and our bartenders specialize in hand-shaken martinis and crafted cocktails. Del Frisco’s restaurants target customers seeking a full-service, fine dining steakhouse experience. We believe the décor and ambiance, with both contemporary and classic designs, enhance our customers’ experience and differentiate Del Frisco’s from other upscale steakhouse concepts. We currently operate ten Del Frisco’s steakhouses in eight states. These restaurants range in size from 11,000 to 24,000 square feet with seating capacity for at least 300 people. Annual AUVs per Del Frisco’s restaurant were $14.5 million for the fiscal year ended December 31, 2013, which was a 53-week fiscal year. During the same period, the average check at Del Frisco’s was $107.

Sullivan’s Steakhouse

Sullivan’s was created in the mid-1990’s as a complementary concept to Del Frisco’s. The Sullivan’s brand is defined by a fine dining experience at a more accessible price point, along with a vibrant atmosphere created by an open kitchen, live music and a bar area designed to be a center for social gathering and entertainment. Each Sullivan’s features fine hand-selected aged steaks, fresh seafood and a broad list of custom cocktails, along with an extensive selection of award-winning wines. We currently operate 19 Sullivan’s steakhouses in 15 states. These restaurants range in size from 7,000 to 11,000 square feet with seating capacity for at least 250 people. Annual AUVs per Sullivan’s restaurant were $4.4 million for the fiscal year ended December 31, 2013. During the same period, the average check at Sullivan’s was $59.

Del Frisco’s Grille

We developed the Grille, our newest concept, to take advantage of the positioning of the Del Frisco’s brand and to provide greater potential for expansion due to its smaller size, lower build out cost and more diverse menu. The Grille is an upscale casual concept with a menu designed to appeal more broadly to both business and casual diners that features a variety of Del Frisco’s prime aged steaks, top selling signature menu items and a broad selection of the same quality wines. The Grille also offers an assortment of relatively less expensive entrees, such as flatbread pizzas, sandwiches and salads, all prepared with the same signature flavors, high quality ingredients and presentation associated with the Del Frisco’s brand. We believe the ambiance of the concept appeals to a wide range of customers seeking a less formal atmosphere for their dining occasions. We currently operate 11 Grilles in seven states and the District of Columbia. Additional Grille openings are planned over the next year and we anticipate they will, like existing Grille locations, range in size from 6,500 to 8,500 square feet with seating capacity for at least 200 people. We are targeting annual AUVs per Grille restaurant of between $4.5 million and $6.0 million with an average check of between $45 and $55.

Restaurant Industry Overview

According to the National Restaurant Association, U.S. restaurant industry sales in 2013 were $659 billion, an increase of 3.6% over 2012 sales of $636 billion, and were projected to grow to $683 billion in 2014, representing approximately 4.0% of the U.S. gross domestic product. We compete in the full-service steak industry, or the FSR Steak category as defined by Technomic, Inc., a research and consulting firm serving the food and foodservice industries. Each of our concepts fall into the FSR Steak category, which includes fine dining, and is defined as establishments with a relatively broad menu along with table, counter, and/or booth service and a waitstaff. At the conclusion of 2012, the FSR Steak category included 8,203 units. The FSR Steak category achieved $15.8 billion in sales in 2012, representing a 7.0% growth rate over 2011. Restaurants within the FSR Steak category within Technomic’s ranking of the top 500 restaurant chains (as ranked by U.S. system-wide sales) reported sales growth of 5.9% in 2012 and out-performed the overall Full Service Restaurant category, which reported sales growth of 4.5% in 2012.

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

We believe there are opportunities to open five to seven new restaurants annually, generally composed of one Del Frisco’s and four to six Sullivan’s and/or Grilles, with new openings of our Grille concept likely serving as the primary driver of new unit growth in the near term. It generally takes nine to 12 months after the signing of a lease or the closing of a purchase to complete construction and open a new restaurant. Additional time is sometimes required to obtain certain government approvals, permits and licenses, such as liquor licenses.

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

Sourcing and Supply Chain

Our ability to maintain the consistent quality of our restaurants depends in part on our ability to procure food and other supplies from reliable sources in accordance with the specifications for all food products established by our corporate executive chef. We continually research and evaluate products and supplies to ensure high quality meat, seafood and other menu ingredients. Our executive corporate chef and director of purchasing work with U.S. Foodservice, our beef distributor, for all beef purchases on a national level. Our director of purchasing negotiates directly with suppliers of meat, seafood and certain other food and beverage products to ensure consistent quality and freshness and to obtain competitive prices for items purchased nationally for each concept. Our strong relationships with national and regional foodservice distributors ensure that our restaurants receive a constant supply of products. Products are shipped directly to the restaurants, and we do not maintain a central product warehouse or commissary.

Our corporate chef and our director of purchasing also establish strict product specifications for those items purchased at the local level. We ensure competitive pricing for such supplies by requiring each restaurant’s chef to obtain at least three prices for each locally sourced product from suppliers approved by the director of purchasing and submit these bids to their regional chef on a weekly basis. Pricing is then compared weekly on a national basis to ensure management for each restaurant has the most up-to-date information to help with procurement. Purchasing at each restaurant is directed primarily by each restaurant’s chef, who is trained in our purchasing philosophy and specifications, and who works with regional and corporate managers to ensure consistent products. Each of our restaurants also has an in-house sommelier responsible for purchasing wines based on customer preferences, market availability and menu content.

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

Competition

The full-service steak industry and general upscale restaurant businesses are highly competitive and fragmented, and the number, size and strength of competitors vary widely by region, especially within the general upscale restaurant segment. We believe restaurant competition is based on quality of food products, customer service, reputation, restaurant décor, location, name recognition and price. Depending on the specific concept, our restaurants compete with a number of restaurants within their markets, both locally-owned restaurants and restaurants that are part of regional or national chains. The principal competitors for our Del Frisco’s and Sullivan’s concepts are other upscale steakhouse chains such as Fleming’s Prime Steakhouse and Wine Bar, The Capital Grille, Smith & Wollensky, The Palm, Ruth’s Chris Steak House and Morton’s The Steakhouse. The principal competitors for our Grille concept also include other upscale chains such as Hillstone and Seasons 52. Our concepts also compete with additional restaurants in the broader upscale dining segment.

Seasonality

Our business is subject to seasonal fluctuations comparable to most restaurants. Historically, like other restaurants in our segment, the percentage of our annual revenues earned during the first and fourth fiscal quarters has been typically higher due to holiday traffic, increased gift card purchases and redemptions and increased private dining during the year-end holiday season. In addition, we operate on a 52 or 53 week fiscal year ending the last Tuesday of each December, and our first, second and third quarters each contain 12 operating weeks with the fourth quarter containing 16 or 17 operating weeks. The fiscal year ended December 31, 2013 had 53 weeks.

Intellectual Property

We have registered the names Del Frisco’s, Double Eagle Steak House, Sullivan’s, and Del Frisco’s Grille and have applications pending to register certain other names and logos as trade names, trademarks or service marks with the United States Patent and Trademark Office and in certain foreign countries. We have the exclusive right for use of these trademarks throughout the United States, other than with respect to the following. An unrelated third party that operates a restaurant in Louisville, Kentucky has an indefinite right to use a specific registration of the Del Frisco’s name in Jefferson and Fayette Counties in Kentucky, Marion County in Indiana and Hamilton County in Ohio pursuant to a concurrent use agreement. We also agreed not to use the specific registration of the Del Frisco’s name or grant others the right to use it within 50 miles of any restaurant operated by the third party in the territory. The third party has paid us aggregate fees of $52,500. A separate, unrelated third party that operates a restaurant in Orlando, Florida had an exclusive license to use the Del Frisco’s name in Orange, Seminole and Ocala Counties through June 1, 2013 pursuant to a license agreement with no option to renew. We also agreed not to open a Del Frisco’s, Sullivan’s or Grille before January 1, 2015 in Orange, Seminole and Ocala Counties. The licensee paid us a one-time fee of $38,000 upon the execution of the agreement in 1993 and a monthly fee of 3% of its total gross sales less any sales tax through December 31, 2011. We do not have any right to any future or recurring payments from or have any affirmative payment obligations to either third party. Each third party is responsible for all costs associated with running its respective location, including all commodity and labor costs and any risks related thereto. We are also aware of names similar to those of our restaurants used by various third parties in certain limited geographical areas. We believe that our trade names, trademarks and service marks are valuable to the operation of our restaurants and are important to our marketing strategy.

Government Regulation

Our restaurants are subject to licensing and regulation by state and local health, safety, fire and other authorities, including licensing and regulation requirements for the sale of alcoholic beverages and food. We maintain the necessary restaurant, alcoholic beverage and retail licenses, permits and approvals. The development and construction of additional restaurants will also be subject to compliance with applicable zoning, land use and environmental regulations. Federal and state labor laws govern our relationship with our employees and affect operating costs. These laws regulate, among other things, minimum wage, overtime, tips, tip credits, unemployment tax rates, workers’ compensation rates, health insurance, citizenship requirements and other working conditions. Our restaurants are subject in each state in which we operate to “dram shop” laws, which allow, in general, a person to sue us if that person was injured by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. A judgment against us under a dram shop law could exceed our liability insurance coverage policy limits and could result in substantial liability for us and have a material adverse effect on our results of operations. Our inability to continue to obtain such insurance coverage at reasonable costs also could have a material adverse effect on us. We are also subject to the Federal Americans with Disabilities Act, which prohibits discrimination on the basis of disability in public accommodations and employment.

Employees

As of December 31, 2013, we had 4,222 employees. Many of our hourly employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. None of our employees is covered by a collective bargaining agreement. We believe that we have good relations with our employees.

Executive Officers and Key Employees

The following table sets forth certain information regarding our executive officers and certain of our key employees.

Name	Age	Position
Mark S. Mednansky	56	Chief Executive Officer; Director; Acting Chairman of the Board
Thomas J. Pennison, Jr.	46	Chief Financial Officer
Jeff Carcara	43	Chief Operating Officer
Thomas G. Dritsas	43	Vice President of Culinary & Corporate Executive Chef
James W. Kirkpatrick	60	Vice President of Real Estate
Lisa H. Kislak	55	Vice President of Brand Marketing
William S. Martens	41	Vice President of Development & Construction
Ray D. Risley	48	Vice President of Operations, Sullivan’s
April L. Scopa	46	Vice President of People and Education

Mark S. Mednansky has served as Chief Executive Officer since March 2007, as a member of our board of directors since July 2012 and as Acting Chairman of the Board since January 2014. Prior to becoming our Chief Executive Officer in connection with the Acquisition, Mr. Mednansky served in senior management roles with Lone Star Steakhouse & Saloon, Inc. From 2005 until March 2007, Mr. Mednansky was the Chief Operating Officer of several Lone Star Steakhouse & Saloon restaurant concepts, including Del Frisco’s and Sullivan’s. Mr. Mednansky also served as Vice President of Operations of the Del Frisco’s and Sullivan’s concepts from 2000 to 2005 and President of the Texas Land & Cattle concept from 2003 to 2006. Mr. Mednansky has over 35 years of restaurant industry experience and 25 years of experience as a senior operations manager. Prior to joining Lone Star Steakhouse & Saloon, Inc., he was Director of Operations for Big Four Restaurants from 1997 to 1998, Director of Culinary Services for Dial Corp. from 1990 to 1997 and Area Manager for Big Four Restaurants from 1985 to 1990.

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

Jeff Carcara has served as Chief Operating Officer since November 2012. Prior to joining our company Mr. Carcara served as senior director of operations for Seasons 52 ® , a restaurant concept within Darden’s Specialty Restaurant Group, from 2004 to November, 2012. While at Darden, Mr. Carcara was responsible for the operations and financial results of the Seasons 52 ® concept, lead a team of direct reports including five regional directors, designed an opening and training process, and created a talent management program. From 2003 to 2004, Mr. Carcara served as corporate director of food and beverage for the Kessler Collection Hotels where he led implementation of department upgrades, re-branded and created several hotel restaurants, and implemented a nationwide purchasing program. Earlier in his career, Mr. Carcara served in various positions with Houston’s, part of the Hillstone Restaurant Group, and Darden’s Bahama Breeze restaurant concept.

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

William S. Martens has served as Vice President of Development & Construction since 2011 and is responsible for market planning, site selection, site acquisition and construction for our three concepts. Mr. Martens also oversees concept design, portfolio management and facilities operations. Mr. Martens has been with us since 2008, previously serving as our Director of Development where he managed all facets of new unit development and established the infrastructure to support our growth in new and existing markets. Before joining our company, Mr. Martens served as Vice President of Portfolio Management with Hudson Americas, LLC, an affiliate of Lone Star Fund, from 2007 to 2008. Prior to Hudson Americas, Mr. Martens spent nine years with Yum! Brands, where he held multiple leadership roles in Finance and Development, including the position of Senior Manager of Development. In this role, he worked with senior brand leadership teams to develop market plans, define asset strategies and make capital appropriations decisions for approximately 350 new restaurants annually.

Ray D. Risley has served as Vice President of Operations for Sullivan’s Steakhouse since October 2013.  Prior to becoming Vice President of Operations, Mr. Risley served as a Regional Manager for restaurants under all three of the company’s brands, as well as oversight of the openings of a number of new restaurants.  Prior to becoming a Regional Manager, Mr. Risley served as a Regional General Manager of Del Frisco's and Sullivan's from 2005 to the end of 2007, during which time he also assumed the role of General Manager of the Del Frisco's restaurant in New York. From 2003 to 2005, Mr. Risley served as Regional Manager for all 15 Sullivan's Steakhouse restaurants. From 2000 to 2003, Mr. Risley was District General Manager for four Sullivan's Steakhouse restaurants. Mr. Risley joined Del Frisco’s Restaurant Group in 1998 as the General Manager of the Sullivan's Steakhouse restaurant in Dallas. Previously, Mr. Risley held various management positions with the Morton's chain of steakhouse restaurants, including General Manager of the Beverly Hills location and with the original Spago restaurant as the General Manager.

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

Changes in general economic conditions, including economic uncertainty, have adversely impacted our business and results of operations and may continue to do so.

Purchases at our restaurants are discretionary for consumers and we are therefore susceptible to economic slowdowns. We believe that consumers generally are more willing to make discretionary purchases, including high-end restaurant meals, during favorable economic conditions. The recent economic uncertainty, continuing disruptions in the overall economy, including high unemployment and financial market volatility and unpredictability, and the related reduction in consumer confidence negatively affected customer traffic and sales throughout our industry, including our segment. In addition, we believe that uncertainty over U.S. budgetary and fiscal policy that ultimately led to higher personal income tax rates may have adversely impacted sales in the early part of 2013. If the economy experiences a new downturn or there are continued uncertainties regarding U.S. budgetary and fiscal policies, our customers, including our business clientele, may further reduce their level of discretionary spending, impacting the frequency with which they choose to dine out or the amount they spend on meals while dining out. We believe the majority of our weekday revenues in our Del Frisco’s and Sullivan’s concepts are derived from business customers using expense accounts and our business therefore may be affected by reduced expense account or other business-related dining by our business clientele. If business clientele were to dine less frequently at our restaurants, our business and results of operations would be adversely affected as a result of a reduction in customer traffic or average revenues per customer.

There is also a risk that if the current uncertain economic conditions persist for an extended period of time or worsen, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently. The ability of the U.S. economy to handle this uncertainty is likely to be affected by many national and international factors that are beyond our control. These factors, including national, regional and local politics and economic conditions, disposable consumer income and consumer confidence, also affect discretionary consumer spending. Continued uncertainty in or a worsening of the economy, generally or in a number of our markets, and our customers’ reactions to these trends could adversely affect our business and cause us to, among other things, reduce the number and frequency of new restaurant openings, close restaurants and delay our re-modeling of existing locations.

If our restaurants are not able to compete successfully with other restaurants, our business and results of operations may be adversely affected.

Our industry is intensely competitive with respect to price, quality of service, restaurant location, ambiance of facilities and type and quality of food. A substantial number of national and regional restaurant chains and independently owned restaurants compete with us for customers, restaurant locations and qualified management and other restaurant staff. The principal competitors for our Del Frisco’s and Sullivan’s concepts are other upscale steakhouse chains such as Fleming’s Prime Steakhouse and Wine Bar, The Capital Grille, Smith & Wollensky, The Palm, Ruth’s Chris Steak House and Morton’s The Steakhouse. The principal competitors for our Grille concept also include other upscale chains such as Hillstone and Seasons 52. Our concepts also compete with additional restaurants in the broader upscale dining segment. Some of our competitors have greater financial and other resources, have been in business longer, have greater name recognition and are better established in the markets where our restaurants are located or where we may expand. Our inability to compete successfully with other restaurants may harm our ability to maintain acceptable levels of revenue growth, limit or otherwise inhibit our ability to grow one or more of our concepts, or force us to close one or more of our restaurants. We may also need to evolve our concepts in order to compete with popular new restaurant formats or concepts that emerge from time to time, and we cannot provide any assurance that we will be successful in doing so or that any changes we make to any of our concepts in response will be successful or not adversely affect our profitability. In addition, with improving product offerings at fast casual restaurants and quick-service restaurants combined with the effects of uncertain economic conditions and other factors, consumers may choose less expensive alternatives, which could also negatively affect customer traffic at our restaurants. Any unanticipated slowdown in demand at any of our restaurants due to industry competition may adversely affect our business and results of operations.

Our future growth depends in part on our ability to open new restaurants and operate them profitably, and if we are unable to successfully execute this strategy, our results of operations could be adversely affected.

Our financial success depends in part on management’s ability to execute our growth strategy. One key element of our growth strategy is opening new restaurants. We believe there are opportunities to open five to seven new restaurants annually, generally composed of one Del Frisco’s and four to six Sullivan’s and/or Grilles, with new openings of our Grille concept likely serving as the primary driver of new unit growth in the near term. In 2013, we opened Grilles in Houston, Texas, Santa Monica, California, Palm Beach, Florida, Fort Worth, Texas, Chestnut Hill, Massachusetts and Southlake, Texas.  For the opening of a new restaurant, we measure our cash investment costs net of landlord contributions and equipment financing, but including pre-opening costs. We target average cash investment costs of $7.0 million to $9.0 million for a new Del Frisco’s and $3.0 million to $4.5 million for a new Sullivan’s or Grille.

Our ability to open new restaurants and operate them profitably is dependent upon a number of factors, many of which are beyond our control, including:

•finding quality site locations, competing effectively to obtain quality site locations and reaching acceptable agreements to lease or purchase sites;

•complying with applicable zoning, land use and environmental regulations and obtaining, for an acceptable cost, required permits and approvals;

•having adequate capital for construction and opening costs and efficiently managing the time and resources committed to building and opening each new restaurant;

•timely hiring and training and retaining the skilled management and other employees necessary to meet staffing needs;

•successfully promoting our new locations and competing in their markets;

•acquiring food and other supplies for new restaurants from local suppliers; and

•addressing unanticipated problems or risks that may arise during the development or opening of a new restaurant or entering a new market.

A new restaurant typically experiences a “ramp-up” period of approximately 18 months before it achieves our targeted level of performance. This is due to the costs associated with opening a new restaurant, as well as higher operating costs caused by start-up and other temporary inefficiencies associated with opening new restaurants. For example, there are a number of factors which may impact the amount of time and money we commit to the construction and development of new restaurants, including landlord delays, shortages of skilled labor, labor disputes, shortages of materials, delays in obtaining necessary permits, local government regulations and weather interference. Once the restaurant is open, how quickly it achieves a desired level of profitability is impacted by many factors, including the level of market familiarity and acceptance when we enter new markets, as well as the availability of experienced staff and the time required to negotiate reasonable prices for services and other supplies from local suppliers. Our business and profitability may be adversely affected if the “ramp-up” period for a new restaurant lasts longer than we expect.

If we are unable to increase our sales or maintain our margins at existing restaurants, our profitability and overall results of operations may be adversely affected.

Another key aspect of our growth strategy is increasing comparable restaurant sales and maintaining restaurant-level margins. Improving comparable restaurant sales and maintaining restaurant-level margins depends in part on whether we achieve revenue growth through increases in the average check and further expand our private dining business at each restaurant. We believe there are opportunities to increase the average check at our restaurants through, for example, selective introduction of higher priced items and increases in menu pricing. We also believe that expanding and enhancing our private dining capacity will also increase our restaurant sales, as our private dining business typically has a higher average check and higher overall margins than regular dining room business. However, these strategies may prove unsuccessful, especially in times of economic hardship, as customers may not order or enjoy higher priced items and discretionary spending on private dining events may decrease. Select price increases have not historically adversely impacted customer traffic; however, we expect that there is a price level at which point customer traffic would be adversely affected. It is also possible that these changes could cause our sales volume to decrease. If we are not able to increase our sales at existing restaurants for any reason, our profitability and results of operations could be adversely affected.

The failure to continue to successfully develop our Grille concept could have a material adverse effect on our financial condition and results of operations.

We launched our new concept, the Grille, in the third quarter of 2011 with the opening of our New York City location. We opened a second location in Dallas, Texas in the fourth quarter of 2011, locations in Phoenix, Arizona, Washington D.C. and Atlanta, Georgia in 2012 and locations in Houston, Texas, Santa Monica, California, Palm Beach, Florida, Fort Worth, Texas, Chestnut Hill, Massachusetts and Southlake, Texas in 2013. We believe that new openings of the Grille are likely to serve as the primary driver of new unit growth in the near term. Our ability to continue to succeed with this new concept will require significant capital expenditures and management attention and is subject to certain risks in addition to those of opening a new restaurant under one of our existing concepts, including customer acceptance of and competition to that concept. If the “ramp-up” period for our Grille restaurants and for our development of concepts in general does not meet our expectations, our operating results may be adversely affected. In addition, we are targeting restaurant-level EBITDA margins of between 20% and 25% for the Grille. However, because we face new challenges at the Grille, we cannot provide any assurance that our operating margins will achieve these levels. As a result, we may need to adjust our pricing and menu offering strategies. We may not be successful enough to recoup our investments in the concept. There can be no assurance that we will be able to successfully develop and grow the Grille or any other new concept to a point where it will become profitable or generate positive cash flow or that it will prove to be a platform for future expansion. We may not be able to attract enough customers to meet targeted levels of performance at new restaurants because potential customers may be unfamiliar with our concepts or the atmosphere or menu might not appeal to them. The Grille may even operate at a loss, which could have a material adverse effect on our overall operating results. In addition, opening a new restaurant concept such as a Grille in an existing market could reduce the revenue of our existing restaurants in that market. If we cannot successfully execute our growth strategies for the Grille, or if customer traffic generated by the Grille results in a decline in customer traffic at one of our other restaurants in the same market, our business and results of operations may be adversely affected.

Our growth, including the continued development of the Grille, may strain our infrastructure and resources, which could delay the opening of new restaurants and adversely affect our ability to manage our existing restaurants.

We plan to continue our current pace of new restaurant growth, including the continued development and promotion of the Grille. We believe there are opportunities to open five to seven restaurants annually, generally composed of one Del Frisco’s and four to six Sullivan’s and/or Grilles, with new openings of our Grille concept likely serving as the primary driver of new unit growth in the near term. We typically target an average cash investment of approximately $7.0 million to $9.0 million per restaurant for a Del Frisco’s restaurant and $3.0 million to $4.5 million for a Sullivan’s or a Grille, in each case net of landlord contributions and equipment financing and including pre-opening costs. In addition to new openings, we also may “refresh” a number of our Del Frisco’s and Sullivan’s locations to, among other things, add additional seating, further grow our private dining business and add patio seating. During 2013, we completed refreshes, with varying scopes of work, of six Del Frisco’s and six Sullivan’s at an average cost of $0.4 million per location. Thereafter, we expect to complete two to three refreshes each year at an approximate cost of $0.5 million per location. This growth and these investments will increase our operating complexity and place increased demands on our management as well as our human resources, purchasing and site management teams. While we have committed significant resources to expanding our current restaurant management systems, financial and management controls and information systems in connection with our recent growth, if this infrastructure is insufficient to support this expansion, our ability to open new restaurants, including the continued development and promotion of the Grille, and to manage our existing restaurants, including the expansion of our private dining business, would be adversely affected. If we fail to continue to improve our infrastructure or if our improved infrastructure fails, we may be unable to implement our growth strategy or maintain current levels of operating performance in our existing restaurants.

Our New York Del Frisco’s location represents a significant portion of our revenues, and any significant downturn in its business or disruption in the operation of this location could harm our business, financial condition and results of operations.

Our New York Del Frisco’s location represented approximately 18%, 16% and 14% of our revenues in 2011, 2012 and 2013, respectively. Accordingly, we are susceptible to any fluctuations in the business at our New York Del Frisco’s location, whether as a result of adverse economic conditions, negative publicity, changes in customer preferences or for other reasons. In addition, any natural disaster, prolonged inclement weather, act of terrorism or national emergency, accident, system failure or other unforeseen event in or around New York City could result in a temporary or permanent closing of this location, could influence potential customers to avoid this geographic region or this location in particular or otherwise lead to a decrease in revenues. Any significant interruption in the operation of this location or other reduction in sales could adversely affect our business and results of operations.

Negative customer experiences or negative publicity surrounding our restaurants or other restaurants could adversely affect sales in one or more of our restaurants and make our brands less valuable.

The quality of our food and our restaurant facilities are two of our competitive strengths. Therefore, adverse publicity, whether or not accurate, relating to food quality, public health concerns, illness, safety, injury or government or industry findings concerning our restaurants, restaurants operated by other foodservice providers or others across the food industry supply chain could affect us more than it would other restaurants that compete primarily on price or other factors. A restaurant in Louisville, Kentucky has the right to use, and uses, a specific registration of the Del Frisco’s name pursuant to a concurrent use agreement and we licensed the use of the Del Frisco’s name to one restaurant in Orlando, Florida through June 1, 2013, as described in greater detail in “Business—Intellectual Property.” We do not own or control the Louisville restaurant, and we did not own or control the Orlando restaurant, but any adverse publicity relating to those operations could negatively affect us. In addition, although we would not be legally liable for any such failure, because the Louisville and Orlando restaurants operate or operated under one of our brand names, we may be subject to litigation as a result of either restaurant’s failure to comply with food quality, preparation or other applicable rules and regulations. If customers perceive or experience a reduction in our food quality, service or ambiance or in any way believe we have failed to deliver a consistently positive experience, the value and popularity of one or more of our concepts could suffer. Any shifts in consumer preferences away from the kinds of food we offer, particularly beef, whether because of dietary or other health concerns or otherwise, would make our restaurants less appealing and could reduce customer traffic and/or impose practical limits on pricing.

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

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs, which have a substantial effect on our total costs. For example, we purchase large quantities of beef, particularly USDA prime beef and premium choice beef. Our beef costs represented approximately 33%, 34% and 33% of our food and beverage costs during 2011, 2012 and 2013, respectively, and we currently do not purchase beef pursuant to any long-term contractual arrangements with fixed pricing or use futures contracts or other financial risk management strategies to reduce our exposure to potential price fluctuations. The market for USDA prime beef and premium choice beef is particularly volatile and is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. For example, during 2011 and 2012, beef costs were impacted by (i) the summer drought in Texas and Oklahoma, (ii) the price of corn, (iii) the entrance of major supermarkets into the USDA choice beef market and (iv) new free trade agreements increasing exports. Although we currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations, from time to time, we may opportunistically enter into fixed price beef supply contracts or contracts for other food products or consider other risk management strategies with regard to our meat and other food costs to minimize the impact of potential price fluctuations. This practice could help stabilize our food costs during times of fluctuating prices, although there can be no assurances that this will occur. However, because our restaurants feature USDA prime beef and premium choice beef, we generally expect to purchase these types of beef even if we have not entered into any such arrangements and the price increased significantly. The prices of other commodities can affect our costs as well, including corn and other grains, which are ingredients we use regularly and are also used as cattle feed and therefore affect the price of beef. Energy prices can also affect our bottom line, as increased energy prices may cause increased transportation costs for beef and other supplies, as well as increased costs for the utilities required to run each restaurant. Historically we have passed increased commodity and other costs on to our customers by increasing the prices of our menu items. While we believe these price increases did not historically affect our customer traffic, there can be no assurance additional price increases would not affect future customer traffic. If prices increase in the future and we are unable to anticipate or mitigate these increases, or if there are shortages for USDA Prime beef and premium choice beef, our business and results of operations would be adversely affected.

We depend upon frequent deliveries of food and other supplies, in most cases from a limited number of suppliers, which subjects us to the possible risks of shortages, interruptions and price fluctuations.

Our ability to maintain consistent quality throughout our restaurants depends in part upon our ability to acquire fresh products, including USDA prime beef and premium choice beef, fresh seafood, quality produce and related items from reliable sources in accordance with our specifications. In addition, we rely on one or a limited number of suppliers for certain ingredients. For example, U.S. Foodservice supplies all of the beef for our restaurants and has done so since June of 2009. This contract expires in June 2015 and can be terminated by either party for any reason upon 90 days advanced notice. This dependence on one or a limited number of suppliers, as well as the limited number of alternative suppliers of USDA prime beef and premium choice beef and quality seafood, subjects us to the possible risks of shortages, interruptions and price fluctuations in beef and seafood. If any of our suppliers is unable to obtain financing necessary to operate its business or its business is otherwise adversely affected, does not perform adequately or otherwise fails to distribute products or supplies to our restaurants, or terminates or refuses to renew any contract with us, particularly with respect to one of the suppliers on which we rely heavily for specific ingredients, we may be unable to find an alternative supplier in a short period of time or if we can, it may not be on acceptable terms. Our inability to replace our suppliers in a short period of time on acceptable terms could increase our costs or cause shortages at our restaurants that may cause us to remove certain items from a menu, increase the price of certain offerings or temporarily close a restaurant, which could adversely affect our business and results of operations.

We depend on the services of key executives, and our business and growth strategy could be materially harmed if we were to lose these executives and were unable to replace them with executives of equal experience and capabilities.

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

The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and eating and purchasing habits. Our success depends in part on our ability to anticipate and respond quickly to changing consumer preferences, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. Shifts in consumer preferences away from upscale steakhouses or beef, which is a significant component of our Del Frisco’s and Sullivan’s concepts’ menus and appeal, whether as a result of economic, competitive or other factors, could adversely affect our business and results of operations.

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

Government regulation can also affect customer traffic at our restaurants. A number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information. For example, the PPACA establishes a uniform, federal requirement for restaurant chains with 20 or more locations operating under the same trade name and offering substantially the same menus to post nutritional information on their menus, including the total number of calories. The law also requires such restaurants to provide to consumers, upon request, a written summary of detailed nutritional information, including total calories and calories from fat, total fat, saturated fat, cholesterol, sodium, total carbohydrates, complex carbohydrates, sugars, dietary fiber, and total protein in each serving size or other unit of measure, for each standard menu item. The FDA is also permitted to require additional nutrient disclosures, such as trans-fat content. We are not currently subject to requirements to post nutritional information on our menus or in our restaurants, but because we currently operate 19 Sullivan’s locations, if we open a new Sullivan’s location we would be subject to the rules established by the FDA under the PPACA once they become effective. The publication of the final rules has been delayed and the FDA has not provided an expected date for their publication. Our compliance with the PPACA or other similar laws to which we may become subject could reduce demand for our menu offerings, reduce customer traffic and/or reduce average revenue per customer, which would have an adverse effect on our revenue. Also, further government regulation restricting smoking in restaurants and bars, may reduce customer traffic. Any reduction in customer traffic related to these or other government regulations could affect revenues and adversely affect our business and results of operations.

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

Labor shortages or changes to minimum wage laws could harm our business.

Our success depends on our ability to attract, motivate, and retain employees. If we are unable to continue to recruit and retain qualified individuals, our business and growth could be adversely affected. In additions, we have a substantial number of hourly employees who are paid wage rates at or based on the federal or state minimum wage and who rely on tips as a large portion of their income. Any increase in the minimum wage, such as the increase in the minimum wage on July 24, 2009 to $7.25 per hour under the Federal Minimum Wage Act of 2007, would increase our costs. Certain states in which we operate restaurants have adopted or are considering adopting minimum wage statutes that exceed the federal minimum wage as well. We may be unable or unwilling to increase our prices in order to pass these increased labor costs on to our customers, in which case, our business and results of operations could be adversely affected.

We occupy most of our restaurants under long-term non-cancelable leases for which we may remain obligated to perform under even after a restaurant closes, and we may be unable to renew leases at the end of their terms. We also guarantee five leases with third parties for former affiliates of Lone Star Fund.

All but one of our restaurants are located in leased premises. Many of our current leases are non-cancelable and typically have terms ranging from five to 15 years with renewal options for terms ranging from five to 10 years. We believe that leases that we enter into in the future will be on substantially similar terms. If we were to close or fail to open a restaurant at a location we lease, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. Our obligation to continue making rental payments and fulfilling other lease obligations in respect of leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we cannot renew such a lease we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks. We also guarantee five leases entered into by various operating subsidiaries of Lone Star Steakhouse & Saloon that were entered into by certain of the Casual Dining Companies prior to the acquisition of Lone Star Steakhouse and Saloon by Lone Star Fund, which is discussed in greater detail in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At December 31, 2013, the maximum potential amount of future lease payments we could be required to make as a result of the guarantees was $1.4 million. The entities that are party to these leases are not controlled or managed by us. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. If we are required to make payments under one of our leases after a restaurant closes or one of the leases that we guarantee, or if we are unable to renew our restaurant leases, our business and results of operations could be adversely affected.

The impact of negative economic factors, including the availability of credit, on our landlords and other retail center tenants could negatively affect our financial results.

Negative effects on our existing and potential landlords due to any inaccessibility of credit and other unfavorable economic factors may, in turn, adversely affect our business and results of operations. If our landlords are unable to obtain financing or remain in good standing under their existing financing arrangements, they may be unable to provide construction contributions or satisfy other lease covenants to us. If any landlord files for bankruptcy protection, the landlord may be able to reject our lease in the bankruptcy proceedings. While we would have the option to retain our rights under the lease, we could not compel the landlord to perform any of its obligations and would be left with damages as our sole recourse. In addition, if our landlords are unable to obtain sufficient credit to continue to properly manage their retail sites, we may experience a drop in the level of quality of such retail centers. Our development of new restaurants may also be adversely affected by the negative financial situations of developers and potential landlords. In recent years, many landlords have delayed or cancelled development projects (as well as renovations of existing projects) due to the instability in the credit markets and declines in consumer spending, which has reduced the number of high-quality locations available that we would consider for our new restaurants. In addition, several other tenants at retail centers in which we are located or where we have executed leases have ceased operations or, in some cases, have deferred openings or failed to open after committing to do so. These failures may lead to reduced customer traffic and a general deterioration in the surrounding retail centers in which our restaurants are located and may contribute to lower customer traffic at our restaurants. If any of the foregoing affect any of our landlords or their other retail tenants our business and results of operations may be adversely affected.

Fixed rental payments account for a significant portion of our operating expenses, which increases our vulnerability to general adverse economic and industry conditions and could limit our operating and financing flexibility.

Payments under our operating leases account for a significant portion of our operating expenses and we expect the new restaurants we open in the future will similarly be leased by us. Specifically, payments under our operating leases accounted for 12.7%, 12.8% and 12.8% of our restaurant operating expenses in 2011, 2012 and 2013, respectively. Our substantial operating lease obligations could have significant negative consequences, including:

•increasing our vulnerability to general adverse economic and industry conditions;

•limiting our ability to obtain additional financing;

•requiring a substantial portion of our available cash flow to be applied to our rental obligations, thus reducing cash available for other purposes;

•limiting our flexibility in planning for or reacting to changes in our business or the industry in which we compete; and

•placing us at a disadvantage with respect to some of our competitors.

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

We currently have a credit facility that provides for a revolving loan of up to $25.0 million which we entered into in October 2012. There were no outstanding borrowings under this facility at December 31, 2013. We may incur substantial additional indebtedness in the future. Our credit facility, and other debt instruments we may enter into in the future, may have important consequences to you, including the following:

•our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•the requirement that we use a significant portion of our cash flows from operations to pay interest on any outstanding indebtedness, which would reduce the funds available to us for operations and other purposes; and

•our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited.

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

Our credit facility contains a number of significant restrictions and covenants that generally limit our ability to, among other things:

•pay dividends or purchase stock or make other restricted payments to our stockholders;

•incur additional indebtedness;

•issue guarantees;

•make investments;

•use assets as security in other transactions;

•sell assets or merge with or into other companies;

•make capital expenditures;

•enter into transactions with affiliates;

•sell equity or other ownership interests in our subsidiaries; and

•create or permit restrictions on our subsidiaries’ ability to make payments to us.

Our credit facility limits our ability to engage in these types of transactions even if we believed that a specific transaction would contribute to our future growth or improve our operating results. Our credit facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Specifically, these covenants require that we have a fixed charge coverage ratio of greater than 2.00 and a leverage ratio of less than 1.00. As of December 31, 2013, we were in compliance with these tests. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these provisions or our inability to comply with required financial ratios in our credit facility could result in a default under the credit facility in which case the lenders will have the right to declare all borrowings to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with the terms of the credit facility and the lenders accelerate the amounts outstanding under the credit facility our business and results of operations would be adversely affected.

Our credit facility carries floating interest rates, thereby exposing us to market risk related to changes in interest rates to the extent there are borrowings outstanding thereunder. Accordingly, our business and results of operations may be adversely affected by changes in interest rates. Assuming a one percentage point increase on our base interest rate on our credit facility and a full drawdown on the credit facility, our interest expense would increase by approximately $0.3 million over the course of 12 months.

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

We have registered the names Del Frisco’s, Double Eagle Steak House, Sullivan’s, Del Frisco’s Grille and have applications pending to register certain other names and logos used by our restaurants as trade names, trademarks or service marks with the United States Patent and Trademark Office and in certain foreign countries. We have the exclusive right to use these trademarks throughout the United States, other than with respect to one restaurant in Louisville, Kentucky, including the 50 mile surrounding area, where an unrelated third party has the right to use a specific registration of the Del Frisco’s name in Jefferson and Fayette Counties in Kentucky, Marion County in Indiana and Hamilton County in Ohio.  In addition, one restaurant in Orlando, Florida operated by an unrelated third party had a license to use the Del Frisco’s name in Orange, Seminole and Ocala counties through June 1, 2013.  See Item 1, Business. The success of our business depends in part on our continued ability to utilize our existing trade names, trademarks and service marks as currently used in order to increase our brand awareness. In that regard, we believe that our trade names, trademarks and service marks are valuable assets that are critical to our success. The unauthorized use or other misappropriation of our trade names, trademarks or service marks could diminish the value of our brands and restaurant concepts and may cause a decline in our revenues and force us to incur costs related to enforcing our rights. In addition, the use of trade names, trademarks or service marks similar to ours in some markets may keep us from entering those markets. While we may take protective actions with respect to our intellectual property, these actions may not be sufficient to prevent, and we may not be aware of all incidents of, unauthorized usage or imitation by others. Any such unauthorized usage or imitation of our intellectual property, including the costs related to enforcing our rights, could adversely affect our business and results of operations.

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

We expect to issue options, restricted stock and other forms of stock-based compensation in the future, which have the potential to dilute stockholder value and cause the price of our common stock to decline.

We currently have options outstanding to purchase 1,496,525 shares of common stock under our equity incentive plan, 166,400 shares of which are currently vested. In addition, we expect to offer stock options, restricted stock and other forms of stock-based compensation to our directors, officers and employees in the future. If the options that we issue are exercised, or any restricted stock that we may issue vests, and those shares are sold into the public market, the market price of our common stock may decline. In addition, the availability of shares of common stock for award under our equity incentive plan, or the grant of stock options, restricted stock or other forms of stock-based compensation, may adversely affect the market price of our common stock.

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

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. For example, our certificate of incorporation and bylaws include provisions that:

•permit us to issue without stockholder approval preferred stock in one or more series and, with respect to each series, fix the number of shares constituting the series and the designation of the series, the voting powers, if any, of the shares of the series and the preferences and other special rights, if any, and any qualifications, limitations or restrictions, of the shares of the series;

•prevent stockholders from calling special meetings;

•prevent the ability of stockholders to act by written consent;

•limit the ability of stockholders to amend our certificate of incorporation and bylaws;

•require advance notice for nominations for election to the board of directors and for stockholder proposals;

•do not permit cumulative voting in the election of our directors, which means that the holders of a majority of our common stock may elect all of the directors standing for election; and

•establish a classified board of directors with staggered three-year terms.

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

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, or JOBS Act, and we have adopted certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We may remain as an “emerging growth company” for up to five full fiscal years following our initial public offering, which occurred July

26, 2012. We would cease to be an “emerging growth company,” and therefore not be able to rely upon the above exemptions, if we have more than $1 billion in annual revenues in a fiscal year, we issue more than $1 billion of non-convertible debt over a three-year period or we have more than $700 million in market value of our common stock held by non-affiliates as of any June 30 before the end of the five full fiscal years.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and the related rules adopted by the SEC and the Public Company Accounting Oversight Board, starting with this Annual Report on Form 10-K, our management is required to report on the effectiveness of our internal control over financial reporting. In addition, once we no longer qualify as an “emerging growth company” under the JOBS Act and lose the ability to rely on the exemptions related thereto discussed above, our independent registered public accounting firm will also need to attest to the effectiveness of our internal control over financial reporting under Section 404. We may encounter problems or delays in completing the implementation of any changes necessary to our internal control over financial reporting to conclude such controls are effective. If we conclude and, once we no longer qualify as an “emerging growth company” under the JOBS Act, our independent registered public accounting firm concludes, that our internal control over financial reporting is not effective, investor confidence and our stock price could decline.

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

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, the FASB, together with the International Accounting Standards Board, has proposed a comprehensive set of changes in accounting for leases. While the Exposure Draft addresses new financial accounting rules for both, lessors and lessees, the primary focus will likely be on changes affecting lessees. The lease accounting model contemplated by the new standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rent payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. All of our restaurant leases are accounted for as operating leases, with no related assets and liabilities on our balance sheet. However, changes in lease accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Properties

We currently operate 40 restaurants across 20 states. We currently lease all of our restaurants, except for one Del Frisco’s restaurant. The majority of our leases provide for minimum annual rents with some containing percentage-of-sales rent provisions, against which the minimum rent may be applied. Typically, our lease terms are five to 15 years at initiation, with two to four five-year extension options. None of our restaurant leases can be terminated early by the landlord other than as is customary in the context of a breach or default under the applicable lease.

Opening Date	City	State	Lease/Own
Del Frisco’s Double Eagle Steak House
September 1995	Dallas	Texas	Own
April 1996	Ft. Worth	Texas	Lease
January 1997	Denver	Colorado	Lease
March 2000	New York	New York	Lease
July 2000	Las Vegas	Nevada	Lease
May 2007	Charlotte	North Carolina	Lease
November 2007	Houston	Texas	Lease
November 2008	Philadelphia	Pennsylvania	Lease
April 2011	Boston	Massachusetts	Lease
December 21012	Chicago	Illinois	Lease

Del Frisco’s Grille
August 2011	New York	New York	Lease
November 2011	Dallas	Texas	Lease
June 2012	Phoenix	Arizona	Lease
July 2012	Washington D.C.		Lease
October 2012	Atlanta	Georgia	Lease
March 2013	Houston	Texas	Lease
July 2013	Santa Monica	California	Lease
September 2013	Palm Beach	Florida	Lease
October 2013	Fort Worth	Texas	Lease
December 2013	Chestnut Hill	Massachusetts	Lease
December 2013	Southlake	Texas	Lease

Sullivan’s Steakhouse
May 1996	Austin	Texas	Lease
November 1996	Indianapolis	Indiana	Lease
October 1997	Baton Rouge	Louisiana	Lease
December 1997	Wilmington	Delaware	Lease
January 1998	Charlotte	North Carolina	Lease
July 1998	Houston	Texas	Lease
September 1998	Anchorage	Alaska	Lease
September 1998	King of Prussia	Pennsylvania	Lease
December 1998	Naperville	Illinois	Lease
January 1999	Palm Desert	California	Lease
January 1999	Denver	Colorado	Lease
June 1999	Chicago	Illinois	Lease
August 1999	Raleigh	North Carolina	Lease (1)
December 2000	Tucson	Arizona	Lease
July 2007	Omaha	Nebraska	Lease
July 2008	Leawood	Kansas	Lease
November 2008	Lincolnshire	Illinois	Lease
February 2009	Baltimore	Maryland	Lease
June 2010	Seattle	Washington	Lease

(1)	Current lease term expires August 31, 2014, but can be renewed at our election for an additional five year term with advance written notice.

Our corporate headquarters is located in Southlake, Texas. We lease the property for our corporate headquarters.

Item 3.	Legal Proceedings

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

	High	Low
2013
First Quarter (December 26, 2012 – March 19, 2013)	$19.00	$13.75
Second Quarter (March 20, 2013 – June 11, 2013)	$20.56	$15.63
Third Quarter (June 12, 2013 – September 3, 2013)	$23.34	$19.04
Fourth Quarter (September 4, 2013 – December 31, 2013)	$23.88	$17.53
2012
Third Quarter (July 27, 2012 – September 4, 2012)	$14.90	$11.73
Fourth Quarter (September 5, 2012 – December 25, 2012)	$16.84	$12.67

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

The closing sale price of a share of our common stock, as reported by the Nasdaq Global Select Market, on February 27, 2014, was $24.74. As of February 28, 2014, there were two holders of record of our common stock, not including beneficial owners of shares registered in nominee or street name.

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

CUMULATIVE TOTAL RETURN

Assuming an investment of $100 and reinvestment of dividends

$190.00
$180.00
$170.00
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
7/27/2012
12/24/2012
12/31/2013
Del Frisco's Restaurant Group, Inc
S&P 500 Stock Index
S&P SmallCap 600 Index
Dow Jones U.S. Restaurants & Bars Index

	7/27/2012	12/24/2012	12/31/2013
Del Frisco's Restaurant Group, Inc	$ 100.00	$ 117.92	$ 181.31
S&P 500 Stock Index	$ 100.00	$ 102.94	$ 133.36
S&P SmallCap 600 Index	$ 100.00	$ 106.24	$ 149.12
Dow Jones U.S. Restaurants & Bars Index	$ 100.00	$ 101.95	$ 127.66

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

The following table sets forth certain of our historical financial data. We have derived the selected historical consolidated financial data for fiscal years 2009 through 2013 from our audited financial statements and the related notes. Not all periods shown below are discussed in this Annual Report on Form 10-K. You should read this information together with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future performance.

	Fiscal Year Ended (1)
	December 29,	December 28,	December 27,	December 25,	December 31,
	2009	2010	2011	2012	2013
Income Statement Data:
Revenues	$157,408	$162,855	$198,625	$232,435	$271,806
Costs and expenses:
Costs of sales	46,753	49,481	60,743	71,093	82,209
Restaurant operating expenses	67,537	71,917	86,311	100,143	121,825
Marketing and advertising costs	3,435	2,744	4,246	4,682	5,663
Pre-opening costs	493	798	3,018	4,058	3,758
General and administrative	8,236	7,512	10,640	13,449	17,421
Management and accounting fees paid to related party	2,878	3,345	3,399	1,252	—
Asset advisory agreement termination fee	—	—	—	3,000	—
Secondary public offering costs	—	—	—	—	1,024
Public offering transaction bonuses	—	—	—	1,462	8,355
Non-cash impairment charges	—	—	—	—	2,360
Depreciation and amortization	6,268	6,459	6,998	8,675	11,300
Operating income	21,808	20,599	23,270	24,621	17,891
Other income (expense), net:
Interest expense-affiliates	(2,281)	(1,775)	—	—	—
Interest expense-other	(5,942)	(9,906)	(6,355)	(2,920)	(72)
Write-off of debt issuance costs	—	—	(2,501)	(1,649)	—
Dissenting shareholders expense	(1,583)	—	—	—	—
Other, net	36	(249)	(114)	113	(51)
Income from continuing operations before income taxes	12,038	8,669	14,300	20,165	17,768
Income tax expense (benefit)	3,454	(88)	4,653	5,592	5,556
Income from continuing operations	$8,584	$8,757	$9,647	$14,573	$12,212
Discontinued operations, net of income tax benefit	28	(27)	(674)	(819)	—
Net income	$8,612	$8,730	$8,973	$13,754	$12,212
Basic net income (loss) per common share (2):
Continuing operations	$0.48	$0.49	$0.54	$0.71	$0.51
Discontinued operations	0.00	(0.00)	(0.04)	(0.04)	—
Basic net income per share	$0.48	$0.49	$0.50	$0.67	$0.51
Diluted net income (loss) per common share (2):
Continuing operations	$0.48	$0.49	$0.54	$0.71	$0.51
Discontinued operations	0.00	(0.00)	(0.04)	(0.04)	—
Diluted net income per share	$0.48	$0.49	$0.50	$0.67	$0.51
Weighted average shares used in computing net income (loss) per common share (2):
Basic	17,994,667	17,994,667	17,994,667	20,432,579	23,779,782
Diluted	17,994,667	17,994,667	17,994,667	20,432,579	23,852,200

	December 29,	December 28,	December 27,	December 25,	December 31,
	2009	2010	2011	2012	2013
Balance Sheet Data (at end of period):
Cash and cash equivalents	$13,257	$4,157	$14,119	$10,763	$13,674
Working capital (deficit) (3)	1,061	(232)	2,940	(755)	8,048
Total assets	236,424	217,725	234,274	258,385	288,651
Total debt	150,544	78,922	70,000	—	—
Total stockholders' equity	32,741	87,155	95,872	177,901	196,783

	Fiscal Year Ended (1)
	December 29,	December 28,	December 27,	December 25,	December 31,
	2009	2010	2011	2012	2013
Other Financial Data:
Net cash provided by operating activities	$18,916	$11,999	$28,503	$30,968	$29,392
Net cash used in investing activities	(28,538)	(1,210)	(7,151)	(32,173)	(31,462)
Net cash provided by (used in) financing activities	15,587	(19,889)	(11,390)	(2,151)	4,981
Capital Expenditures	7,755	5,550	20,063	33,635	31,326
Adjusted EBITDA (4)	30,204	29,926	36,415	43,068	44,688
Adjusted EBITDA Margin (5)	19.2%	18.4%	18.3%	18.5%	16.4%
Restaurant-level EBITDA (4)	39,683	38,713	47,325	56,517	62,109
Restaurant-level EBITDA Margin (6)	25.2%	23.8%	23.8%	24.3%	22.9%

Operating Data:
Total Restaurants (at end of period)	26	27	30	34	40
Total comparable restaurants (at end of period) (7)	22	26	26	28	30
Average sales per comparable restaurant	$6,199	$6,237	$6,802	$7,457	$7,622
Percentage change in comparable restaurant sales (7)	(18.6)%	4.4%	11.2%	4.2%	1.3%

(1)

We utilize a 52- or 53-week accounting period which ends on the last Tuesday of December. The fiscal year ended December 31, 2013 had 53 weeks. The fiscal years ended December 29, 2009, December 28, 2010, December 27, 2011 and December 25, 2012 each had 52 weeks.

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
(4)

Adjusted EBITDA and restaurant-level EBITDA are metrics used by management to measure operating performance. Adjusted EBITDA represents net income before interest, taxes, and depreciation and amortization, plus the sum of certain non-operating expenses, including pre-opening costs, management fees and expenses, asset advisory agreement termination fees, non-cash impairment charges, public offering transaction bonuses and secondary public offering costs. Restaurant-level EBITDA represents net income before interest, taxes and depreciation and amortization, plus the sum of certain non-operating expenses, including pre-opening costs, management fees and expenses, asset advisory agreement termination fees, non-cash impairment charges, public offering transaction bonuses, secondary public offering costs and general and administrative expenses.

The following table presents a reconciliation of adjusted EBITDA and restaurant-level EBITDA to net income:

	Fiscal Year Ended (1)
	December 29,	December 28,	December 27,	December 25,	December 31,
	2009	2010	2011	2012	2013
Income from continuing operations	$8,584	$8,757	$9,647	$14,573	$12,212
Income tax expense (benefit)	3,454	(88)	4,653	5,592	5,556
Interest income	(36)	(75)	(16)	(9)	(3)
Interest expense-other	5,942	9,906	6,355	2,920	72
Interest expense-affiliate	2,281	1,775	—	—	—
Non-cash impairment charges	—	—	—	—	2,360
Write-off of debt issuance costs	—	—	2,501	1,649	—
Depreciation and amortization	6,268	6,459	6,998	8,675	11,300
Pre-opening costs	493	798	3,018	4,058	3,758
Lease guarantee payments and other	—	324	130	(104)	54
Dissenting shareholders expense	1,583	—	—	—	—
Management fees and expenses (a)	1,635	2,070	3,129	1,252	—
Asset advisory agreement termination fee	—	—	—	3,000	—
Secondary public offering costs	—	—	—	—	1,024
Public offering transaction bonuses	—	—	—	1,462	8,355
Adjusted EBITDA	$30,204	$29,926	$36,415	$43,068	$44,688
General and administrative	8,236	7,512	10,640	13,449	17,421
Related party shared services fees	1,243	1,275	270	—	—
Restaurant-level EBITDA	$39,683	$38,713	$47,325	$56,517	$62,109

(a)

Includes asset management fees and expenses paid to an affiliate of Lone Star Fund pursuant to our asset advisory agreement, but excludes amounts paid to another affiliate of Lone Star Fund for accounting, administrative and management services under our previously existing shared services agreement, which is referred to as the related party shared services fee. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
(7)

We consider a restaurant to be comparable in the first full fiscal period following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Del Frisco’s Restaurant Group develops, owns and operates three contemporary, high-end, complementary restaurants: Del Frisco’s Double Eagle Steak House, Sullivan’s Steakhouse, and Del Frisco’s Grille. We currently operate 40 restaurants in 20 states. Of the 40 restaurants we operated as of the end of the period covered by this report, there are ten Del Frisco’s restaurants, 19 Sullivan’s restaurants and 11 Grille restaurants. During 2013 we opened six new Grille locations in Houston, Texas, Santa Monica, California, Palm Beach, Florida, Fort Worth, Texas, Chestnut Hill, Massachusetts and Southlake, Texas.

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

•

Grow Existing Revenue. We will continue to pursue opportunities to increase the sales at our existing restaurants, pursue targeted local marketing efforts and evaluate operational initiatives, including growth in private dining, designed to increase restaurant unit volumes.

•

Maintain Margins Throughout Our Growth. We will continue to aggressively protect our margins using economies of scale, including marketing and purchasing synergies between our concepts and leveraging our corporate infrastructure as we continue to open new restaurants.

We believe there are opportunities to open five to seven restaurants annually, generally composed of one Del Frisco’s and four to six Sullivan’s and/or Grilles, with new openings of our Grille concept likely serving as the primary driver of new unit growth in the near term. During 2014 we expect to open four to six Grilles and one Del Frisco’s. See Item 1, Business for a discussion of our targeted average cash investment for each concept and other information regarding the opening of a new location.

Performance Indicators. We use the following key metrics in evaluating the performance of our restaurants:

•

Comparable Restaurant Sales. We consider a restaurant to be comparable during the first full fiscal period following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 28 and 30 restaurants at December 25, 2012 and December 31, 2013, respectively.

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

•

Adjusted EBITDA Margin. Adjusted EBITDA margin represents net income before interest, taxes and depreciation and amortization plus the sum of certain non-operating expenses, including pre-opening costs, management fees and expenses, asset advisory agreement termination fees, non-cash impairment charges, public offering transaction bonuses and secondary public offering costs, as a percentage of our revenues. By monitoring and controlling our adjusted EBITDA margins, we can gauge the overall profitability of our company. See Item 6, Selected Financial Data for additional information on adjusted EBITDA margin.

•

Restaurant-Level EBITDA Margin . Restaurant-level EBITDA margin represents net income before interest, taxes and depreciation and amortization plus the sum of certain non-operating expenses, including pre-opening costs, management fees and expenses, asset advisory agreement termination fees, non-cash impairment charges, public offering transaction bonuses, secondary public offering costs and general and administrative expenses, as a percentage of our revenues. By monitoring and controlling our restaurant-level EBITDA margins, we can gauge the overall profitability of our core restaurant operations. See Item 6, Selected Financial Data and note 13 in the notes to our condensed consolidated financial statements for additional information on restaurant-level EBITDA margin.

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

Key Financial Definitions

Revenues. Revenues consist primarily of food and beverage sales at our restaurants, net of any discounts, such as management meals and employee meals, associated with each sale. Additionally, revenues are net of the cost of loyalty points earned associated with sales made to customers in our loyalty program. In 2013, food comprised 67% of food and beverage sales with beverage comprising the remaining 33%. Revenues are directly influenced by the number of operating weeks in the relevant period and comparable restaurant sales growth. Comparable restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. Comparable restaurant sales growth is primarily influenced by the number of customers eating in our restaurants, which is influenced by the popularity of our menu items, competition with other restaurants in each market, our customer mix and our ability to deliver a high quality dining experience, and the average check, which is driven by menu mix and pricing.

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

Management and Accounting Fees Paid to Related Party. In December 2006, Lone Star Fund acquired Lone Star Steakhouse & Saloon, Inc., which owned the Del Frisco’s and Sullivan’s concepts. Following the acquisition, our former principal stockholder restructured the company to separate certain other Lone Star Steakhouse & Saloon concepts by, among other things, spinning off the subsidiaries that owned and operated those concepts. The entities which were spun-off, which along with their affiliate companies we refer to as the Casual Dining Companies, were wholly-owned by Lone Star Fund and were therefore considered related parties of us. We did not have any ownership interest in them and they did not have any ownership interest in us.

From December 13, 2006 to December 28, 2010, we were provided with certain accounting, administrative and management services by one of the Casual Dining Companies, which we refer to as the Shared Services Provider, under a shared services agreement. The Shared Services Provider provided similar services to each of the other Casual Dining Companies. We paid the Shared Services Provider $0.3 million in 2011 for these services. Effective January 1, 2011, we ended this relationship and InfoSync Services, LLC, a business process outsourcing provider focused exclusively on the restaurant industry, began providing similar services under a three-year agreement. We incurred expenses from InfoSync of $0.6 million, $0.7 million and $0.8 million for services provided during 2011, 2012 and 2013, respectively, which is included in general and administrative expenses.

Additionally, from December 13, 2006 to August 1, 2012, we incurred an asset management fee from an affiliate of Lone Star Fund. This fee was billed monthly based upon the actual direct costs incurred by this affiliate in providing support to us. In 2011 and 2012, we paid this affiliate of Lone Star Fund approximately $3.1 million and $1.3 million, respectively, for these services. Concurrent with our initial public offering, this arrangement was terminated in exchange for a lump sum payment to Lone Star Fund of $3.0 million. As a result, we entered into a transition services agreement with affiliates of Lone Star Fund pursuant to which we were provided certain insurance management, legal and benefits administration services. In 2012 and 2013, we paid an aggregate of approximately $0.1 million and $30 thousand, respectively, to an affiliate of Lone Star Fund under the transition services agreement. This agreement was terminated in the third quarter of 2013.

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

Results of Operations

The following table sets forth certain statements of income data for the periods indicated:

	Fiscal Year Ended
	December 27,		December 25,		December 31,
	2011		2012		2013
Revenues	$198,625	100.0%	$232,435	100.0%	$271,806	100.0%
Costs and expenses:
Costs of sales	60,743	30.6%	71,093	30.6%	82,209	30.2%
Restaurant operating expenses	86,311	43.5%	100,143	43.1%	121,825	44.8%
Marketing and advertising costs	4,246	2.1%	4,682	2.0%	5,663	2.1%
Pre-opening costs	3,018	1.5%	4,058	1.7%	3,758	1.4%
General and administrative costs	10,640	5.4%	13,449	5.8%	17,421	6.4%
Management and accounting fees paid to related party	3,399	1.7%	1,252	0.5%	—	-
Asset advisory agreement termination fee	—	-	3,000	1.3%	—	-
Secondary public offering costs	—	-	—	-	1,024	0.4%
Public offering transaction bonuses	—	-	1,462	0.6%	8,355	3.1%
Non-cash impairment charges	—	-	—	-	2,360	0.9%
Depreciation and amortization	6,998	3.5%	8,675	3.7%	11,300	4.1%
Operating income	23,270	11.7%	24,621	10.7%	17,891	6.6%

Other income (expense), net:
Interest expense	(6,355)	(3.2%)	(2,920)	(1.3%)	(72)	-
Write-off of debt issuance costs	(2,501)	(1.2%)	(1,649)	(0.7%)	—	-
Other, net	(114)	(0.1%)	113	-	(51)	-
Income from continuing operations before income taxes	14,300	7.2%	20,165	8.7%	17,768	6.6%
Income tax expense	4,653	2.3%	5,592	2.4%	5,556	2.1%
Income from continuing operations	$9,647	4.9%	$14,573	6.3%	$12,212	4.5%

Fiscal Year Ended December 31, 2013 (53 weeks) Compared to Fiscal Year Ended December 25, 2012 (52 weeks)

The following tables show our operating results by operating segment, as well as our operating results as a percentage of revenues, for the fiscal years ended December 31, 2013 and December 25, 2012.

	Fiscal Year Ended December 31, 2013
	Del Frisco's		Sullivan's		Grille		Consolidated

	(dollars in thousands)
Revenues	$144,634	100.0%	$83,039	100.0%	$44,133	100.0%	$271,806	100.0%
Costs and expenses:
Cost of sales	44,521	30.8%	25,340	30.5%	12,348	28.0%	82,209	30.2%
Restaurant operating expenses	56,428	39.0%	42,171	50.8%	23,226	52.6%	121,825	44.8%
Marketing and advertising costs	2,234	1.5%	2,647	3.2%	782	1.8%	5,663	2.1%
Restaurant-level EBITDA	41,451	28.7%	12,881	15.5%	7,777	17.6%	62,109	22.9%
Pre-opening costs							3,758	1.4%
General and administrative							17,421	6.4%
Secondary public offering costs							1,024	0.4%
Public offering transaction bonuses							8,355	3.1%
Non-cash impairment charges							2,360	0.9%
Depreciation and amortization							11,300	4.1%
Operating income							$17,891	6.6%

	Fiscal Year Ended December 25, 2012
	Del Frisco's		Sullivan's		Grille		Consolidated

	(dollars in thousands)
Revenues	$124,692	100.0%	$83,767	100.0%	$23,976	100.0%	$232,435	100.0%
Costs and expenses:
Cost of sales	38,914	31.2%	25,519	30.5%	6,660	27.8%	71,093	30.6%
Restaurant operating expenses	47,783	38.3%	40,240	48.0%	12,120	50.6%	100,143	43.1%
Marketing and advertising costs	2,002	1.6%	2,287	2.7%	393	1.6%	4,682	2.0%
Restaurant-level EBITDA	35,993	28.9%	15,721	18.8%	4,803	20.0%	56,517	24.3%
Pre-opening costs							4,058	1.7%
General and administrative							13,449	5.8%
Management and accounting fees paid to related party							1,252	0.5%
Asset advisory agreement termination fee							3,000	1.3%
Public offering transaction bonuses							1,462	0.6%
Depreciation and amortization							8,675	3.7%
Operating income							$24,621	10.7%

Revenues. Consolidated revenues increased $39.4 million, or 16.9%, to $271.8 million in 2013 from $232.4 million in 2012. This increase was due in part to a 1.3% increase in total comparable restaurant sales (on a 52-week comparable basis) comprised of a 0.3% increase in customer counts and a 1.0% increase in average check. An additional $33.1 million was provided by 244 additional operating weeks resulting from six Grille openings during 2013 and three Grille openings in June, July and October 2012 and one Del Frisco’s opening in December 2012. An additional $5.8 million was also provided due to the 53rd week included in fiscal year 2013.

Del Frisco’s revenues increased $19.9 million, or 16.0%, to $144.6 million in 2013 from $124.7 million in 2012. This increase was primarily due to a 4.4% increase in total comparable restaurant sales comprised of a 3.9% increase in customer counts and a 0.5% increase in average check. The increase in average check was impacted by combined menu price increases of approximately 1.6% implemented in October 2013 as well as the menu mix shifting to higher priced items and special offerings. The remainder of the increase was provided by 48 additional operating weeks resulting from the Chicago Del Frisco’s opening in December 2012, as well as the 53rd week included in fiscal year 2013.

Sullivan’s revenues decreased $0.8 million, or 0.9%, to $83.0 million in 2013 from $83.8 million in 2012. This decrease was primarily due to a  3.0%  decrease in total comparable restaurant sales comprised of a 0.7%  decrease in average check and a 2.3% decrease in customer counts, partially offset by the additional 53rd week included in fiscal year 2013.  Average check was impacted by menu price increases of approximately 1.5% implemented in April 2012 and 2.3% implemented in October 2013, offset by menu mix shifting to lower priced items and special offerings.

The Grille’s revenues increased $20.1 million to $44.1 million in 2013 from $24.0 million in 2012. This increase was provided by 196 additional operating weeks resulting from six Grille openings during 2013 and three Grille openings in June, July and October 2012. The additional 53rd week included in fiscal year 2013 also contributed to the increase.

Cost of Sales. Consolidated cost of sales increased $11.1 million, or 15.6%, to $82.2 million in 2013 from $71.1 million in 2012. This increase was primarily due to an additional 244 operating weeks in 2013 as compared to 2012 from six Grille openings during 2013 and three Grille openings in June, July and October 2012 and one Del Frisco’s opening in December 2012 as well as the additional 53rd week included in fiscal year 2013. As a percentage of consolidated revenues, consolidated cost of sales decreased to 30.2% in 2013 from 30.6% in 2012.

As a percentage of revenues, Del Frisco’s cost of sales decreased to 30.8% during 2013 from 31.2% in 2012. This decrease in cost of sales, as a percentage of revenues, was primarily due to lower protein costs, primarily for our prime beef and seafood, accounting for approximately 90% of the decrease, which was partially offset by higher wine and liquor costs.

As a percentage of revenues, Sullivan’s cost of sales was consistent at 30.5% during 2013 and 2012. Beef and produce costs were higher in 2013 compared to 2012, which were offset by lower seafood and liquor costs.

As a percentage of revenues, the Grille’s cost of sales increased slightly to 28.0% during 2013 from 27.8% in 2012. The increase in cost of sales, as a percentage of revenues, was due primarily to new opening inefficiencies related to the six Grille openings in 2013.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $21.7 million, or 21.7%, to $121.8 million in 2013 from $100.1 million in 2012. This increase was primarily due to an additional 244 operating weeks in 2013 as compared to 2012 from six Grille openings during 2013 and three Grille openings in June, July and October 2012 and one Del Frisco’s opening in December 2012 as well as the additional 53rd week included in fiscal year 2013. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 44.8% in 2013 from 43.1% in 2012.

As a percentage of revenues, Del Frisco’s restaurant operating expenses increased to 39.0% during 2013 from 38.3% in 2012. This increase in restaurant operating expenses, as a percentage of revenues, was due to higher  direct labor and benefits costs, accounting for approximately 65% of the increase as well as higher occupancy costs, accounting for approximately 20% of the increase.

As a percentage of revenues, Sullivan’s restaurant operating expenses increased to 50.8% during 2013 from 48.0% in 2012. This increase in restaurant operating expenses, as a percentage of revenues, was due to higher direct labor and benefits costs, accounting for approximately 50% of the increase, and higher other restaurant operating costs, accounting for the remainder of the increase. These increases were due in part to the de-leveraging of certain fixed and semi-variable costs, such as utilities and building and equipment maintenance on lower revenues.

As a percentage of revenues, the Grille’s restaurant operating expenses increased to 52.6% during 2013 from 50.6% in 2012. This increase in restaurant operating expenses, as a percentage of revenues, was due to primarily to new opening inefficiencies related to the six openings in 2013.

Marketing and Advertising Costs. Consolidated marketing and advertising costs increased $1.0 million, or 21.0%, to $5.7 million in 2013 from $4.7 million in 2012. As a percentage of consolidated revenues, consolidated marketing and advertising costs increased slightly to 2.1% in 2013 from 2.0% in fiscal 2012.

As a percentage of revenues, Del Frisco’s marketing and advertising costs decreased slightly to 1.5% in 2013 from 1.6% in 2012. The decrease in marketing and advertising costs, as a percentage of revenues, was primarily due to lower print production expenses, partially offset by higher public relations spending. These costs were also impacted by our ability to leverage increased marketing and advertising costs against increased comparable sales.

As a percentage of revenues, Sullivan’s marketing and advertising costs increased to 3.2% in 2013 from 2.7% in 2012. The increase in marketing and advertising costs, as a percentage of revenues, was primarily due to higher broadcast media advertising and website development costs.

As a percentage of revenues, the Grille’s marketing and advertising costs increased to 1.8% in 2013 from 1.6% in 2012. This increase in marketing and advertising costs, as a percentage of revenues, was due to higher public relations and print media spending, partially offset by lower print production expense.

Pre-opening Costs. Pre-opening costs decreased by $0.3 million to $3.8 million in 2013 from $4.1 million in 2012. Six new Grilles were opened in 2013 compared to one Del Frisco’s and three Grilles in 2012. The higher costs, primarily related to non-cash preopening rent, involved in opening up a Del Frisco’s restaurant compared to Grille restaurants, contributed to the decrease in 2013 due to no Del Frisco’s locations opening in 2013.

General and Administrative Expenses. General and administrative expenses increased $4.0 million, or 29.5%, to $17.4 million in 2013 from $13.4 million in 2012. This increase was primarily related to additional compensation costs related to growth in the number of corporate and regional management-level personnel to support recent and anticipated growth, as well as increased restaurant management training expenses. In addition, we incurred an additional $1.5 million in public company related expenses in 2013 compared to 2012, including an additional $1.1 million in non-cash stock compensation expense. These increases were partially offset by a $0.8 million decrease in bonus expense. As a percentage of revenues, general and administrative expenses increased to 6.4% in 2013 from 5.8% in 2012. General and administrative costs are expected to continue to increase as a result of costs associated with being a public company as well as costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.

Management and Accounting Fees Paid to Related Party. Management and accounting fees paid to related party were $1.3 million in fiscal 2012 and consisted of asset management fees paid to an affiliate of Lone Star Fund under an asset advisory agreement. This agreement was terminated in the third quarter of fiscal 2012, and there were no such expenses in 2013.

Asset Advisory Agreement Termination Fee. In conjunction with our initial public offering, we terminated our asset advisory agreement with Lone Star Fund. Related to this termination, we incurred a one-time $3.0 million asset advisory agreement termination fee in the third quarter of fiscal 2012.

Secondary Public Offering Costs. In conjunction with the secondary public offerings in the first, third and fourth quarter of 2013, we incurred $1.0 million in legal, accounting, printing and registration expenses.

Public Offering Transaction Bonuses. Under letter agreements with LSF5 Wagon Holdings, LLC, an affiliate of Lone Star Fund (Wagon),  and our former principal stockholder, certain of our executives were eligible to receive a transaction bonus upon the occurrence of an eligible transaction. Wagon was responsible to fund the transaction bonuses. As these bonuses were contingent upon employment with us, we were required to record the expense of these bonuses and recognize the funding by Wagon as additional paid in capital. Associated with the completion of the secondary public offerings in the first, third and fourth quarter of 2013, we recorded a total of $8.4 million in transaction bonuses expense under the transaction bonus agreements. Associated with the completion of our initial public offering in 2012, we recorded $1.5 million in transaction bonuses under these transaction bonus agreements.

Non-cash Impairment Charges. During the fourth quarter of 2013, we determined that the carrying value of our Seattle Sullivan’s location exceeded its estimated future cash flows and recognized a $2.4 million non-cash impairment charge. This charge was based on the difference between the carrying value of the restaurant assets and the estimated sales price of leasehold improvements and equipment for this location.

Depreciation and Amortization. Depreciation and amortization increased $2.6 million, or 30.3%, to $11.3 million in 2013 from $8.7 million in 2012. The increase in depreciation and amortization expense primarily resulted from new assets related to four restaurants opened during 2012 and six restaurants opened in 2013 as well as for existing restaurants that were remodeled during 2012 and 2013.

Interest Expense. Interest expense decreased $2.8 million to $0.1 million in 2013 from $2.9 million in 2012. This decrease is attributable to the payoff of previously outstanding debt with the proceeds from the IPO and there being no borrowings during fiscal year 2013 under our revolving credit facility that we entered into in October 2012.

Write-off of Debt Issuance Costs. Write-off of debt issuance costs was $1.6 million in 2012. During 2012, the Company wrote off the unamortized debt issuance cost related to the full repayment of the outstanding balance of a previous credit facility.

Provision for Income Taxes. The effective income tax rate was 31.3% and 27.7% in 2013 and 2012, respectively.  The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, state income taxes and certain non-deductible or non-taxable expenses.  The increase in the effective tax rate was primarily attributable to a higher effective state tax rate, impacted by the public offering transaction bonuses, which lowered income from continuing operations before income tax, but were not deductible for certain state and local taxes.

Additionally, in the second quarter of fiscal 2013, we determined that a deferred tax asset of $0.5 million recorded in the fourth quarter of fiscal 2012 relating to local income tax net operating loss carryforwards was not realizable, as the related net operating losses originated in years from which the carryforward period had expired.  We corrected the deferred tax asset account resulting in a non-cash $0.5 million cumulative adjustment to record additional income tax expense in the second quarter of fiscal 2013. The adjustment did not impact historical cash flows and will not impact the timing of future income tax payments. Prior years’ financial statements were not restated as the impact of these issues was immaterial to previously reported results for any individual prior year and 2012.  Partially offsetting the increase in the effective income tax rate was a higher FICA tip credit, driven by increased tips proportional to increased restaurant sales.

Fiscal Year Ended December 25, 2012 (52 weeks) Compared to Fiscal Year Ended December 27, 2011 (52 weeks)

The following tables show our operating results by operating segment, as well as our operating results as a percentage of revenues, for the fiscal years ended December 25, 2012 and December 27, 2011.

	Fiscal Year Ended December 25, 2012
	Del Frisco's		Sullivan's		Grille		Consolidated

	(dollars in thousands)
Revenues	$124,692	100.0%	$83,767	100.0%	$23,976	100.0%	$232,435	100.0%
Costs and expenses:
Cost of sales	38,914	31.2%	25,519	30.5%	6,660	27.8%	71,093	30.6%
Restaurant operating expenses	47,783	38.3%	40,240	48.0%	12,120	50.6%	100,143	43.1%
Marketing and advertising costs	2,002	1.6%	2,287	2.7%	393	1.6%	4,682	2.0%
Restaurant-level EBITDA	35,993	28.9%	15,721	18.8%	4,803	20.0%	56,517	24.3%
Pre-opening costs							4,058	1.7%
General and administrative							13,449	5.8%
Management and accounting fees paid to related party							1,252	0.5%
Asset advisory agreement termination fee							3,000	1.3%
Public offering transaction bonuses							1,462	0.6%
Depreciation and amortization							8,675	3.7%
Operating income							$24,621	10.7%

	Fiscal Year Ended December 27, 2011
	Del Frisco's		Sullivan's		Grille		Consolidated

	(dollars in thousands)
Revenues	$111,387	100.0%	$82,777	100.0%	$4,461	100.0%	$198,625	100.0%
Costs and expenses:
Cost of sales	34,316	30.8%	25,200	30.4%	1,227	27.5%	60,743	30.6%
Restaurant operating expenses	43,864	39.4%	39,758	48.0%	2,689	60.3%	86,311	43.5%
Marketing and advertising costs	1,930	1.7%	2,208	2.7%	108	2.4%	4,246	2.1%
Restaurant-level EBITDA	31,277	28.1%	15,611	18.9%	437	9.8%	47,325	23.8%
Pre-opening costs							3,018	1.5%
General and administrative							10,640	5.4%
Management and accounting fees paid to related party							3,399	1.7%
Depreciation and amortization							6,998	3.5%
Operating income							$23,270	11.7%

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

Our principal liquidity requirements are our lease obligations and our working capital and capital expenditure needs and any principal and interest obligations on our debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next several years, including costs of opening currently planned new restaurants, through cash provided by operations and existing borrowings available under our credit facility discussed below. We cannot be sure that these sources will be sufficient to finance our operations, however, and we may seek additional financing in the future. As of December 31, 2013, we had cash and cash equivalents of approximately $13.7 million.

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

Cash Flows

The following table summarizes the statement of cash flows for the fiscal years December 27, 2011, December 25, 2012 and December 31, 2013:

	December 27,	December 25,	December 31,
	2011	2012	2013

	(in thousands)
Net cash provided by (used in):
Operating activities	$28,503	$30,968	$29,392
Investing activities	(7,151)	(32,173)	(31,462)
Financing activities	(11,390)	(2,151)	4,981
Net increase (decrease) in cash and cash equivalents	$9,962	$(3,356)	$2,911

Operating Activities. Cash flows provided by operating activities was $29.4 million in 2013 consisting primarily of net income of $12.2 million, adjustments for depreciation, amortization, deferred income taxes and other non-cash charges totaling $18.5 million, a net increase in cash of $2.9 million resulting from a decrease in lease incentives receivable and $4.6 million from an increase in other liabilities and deferred rent obligations. These cash inflows were partially offset by increases in inventories and other current assets of $4.1 million and $4.7 million resulting from decreases in accounts payable and income taxes payable. Cash flows provided by operating activities was $31.0 million in 2012 consisting primarily of net income of $13.8 million, adjustments for depreciation, amortization and other non-cash charges totaling $11.6 million, a net increase in cash of $8.4 million resulting from a decrease in restricted cash and lease incentives receivable and an increase in other liabilities and deferred rent obligations, as well as $3.2 million resulting from increases in accounts payable and income taxes payable. These cash inflows were partially offset by increases in inventories and other current assets of $4.4 million and deferred income taxes of $1.6 million. Cash flows provided by operating activities was $28.5 million in 2011, consisting primarily of net income of $9.0 million, adjustments for depreciation, amortization and other non-cash charges of $11.6 million, a $9.8 million increase in accounts payable, deferred rent obligations, and other liabilities and a $2.5 million increase in income taxes payable. These cash inflows were partially offset by an increase of $1.0 million in restricted cash, an increase in other assets and inventories of $1.8 million and a decrease of $1.6 million in net deferred income taxes.

Investing Activities. Net cash used in investing activities in 2013 was $31.5 million, consisting primarily of purchases of property and equipment of $31.3 million. These purchases primarily related to construction of six Grille restaurants opened during the year, one Grille restaurant in progress and one Del Frisco’s scheduled to open in the first half of fiscal 2014, and remodel activity of existing restaurants. As a component of the remodel activity, during 2013, we completed refreshes, with varying scopes of work, of six Del Frisco’s and six Sullivan’s at an average cost of $0.4 million per location. Net cash used in investing activities in 2012 was $32.2 million, consisting primarily of purchases of property and equipment of $33.6 million, partially offset by proceeds from the sale of the Dallas Sullivan’s restaurant property. These purchases primarily related to construction of three Grille restaurants and one Del Frisco’s opened during the year, two Grille restaurants in progress and scheduled to open in the first half of fiscal 2013, and remodel activity of existing restaurants. As a component of the remodel activity, during 2012, we completed refreshes, with varying scopes of work, of five Del Frisco’s and six Sullivan’s at an average cost of $0.3 million per location. Net cash used in investing activities in 2011 was $7.2 million, consisting primarily of purchases of property and equipment of $20.1 million, primarily related to the construction of the new Del Frisco’s and Grille restaurants during the period, partially offset by net proceeds of $13.2 million received from the sale and leaseback of two restaurant properties during the year.

Financing Activities. Net cash used in financing activities in 2013 was $5.0 million, comprised primarily of the $8.2 million contribution by Wagon to pay the transaction bonuses related to the secondary public offerings that occurred in March, July and December of 2013, partially offset by $3.7 million in treasury stock purchases. Net cash used in financing activities in 2012 was $2.2 million, consisting primarily of net proceeds from the issuance of common stock in our initial public offering, net of underwriter fees and issuance costs, of $66.5 million and a $1.4 million majority shareholder contribution made to fund the payment of public offering transaction bonuses, offset by principal payments of $70.0 million made on our credit facility. Net cash used in financing activities in 2011 was $11.4 million, consisting primarily of $11.9 million in principal payments made on our previous credit facility prior to its termination in July 2011, in addition to the payment of $2.0 million in loan costs associated with entering into the new credit facility. See “—Credit Facility” below. These payments were partially offset by $3.0 million in incremental financing under the new credit facility over the prior credit facility.

Capital Expenditures

We typically target an average cash investment of approximately $7.0 million to $9.0 million per restaurant for a Del Frisco’s restaurant and $3.0 million to $4.5 million for a Sullivan’s or a Grille, in each case net of landlord contributions and equipment financing and including pre-opening costs. In addition, we are currently “refreshing” a number of our Sullivan’s and Del Frisco’s locations to, among other things, add additional seating, private dining space and patio seating. During 2013, we completed refreshes, with varying scopes of work, of six Del Frisco’s and six Sullivan’s at an average cost of $0.4 million per location. Thereafter, we expect to complete one to two refreshes each year at an approximate cost of $0.5 million per location. These capital expenditures will primarily be funded by cash flows from operations and, if necessary, by the use of our credit facility, depending upon the timing of expenditures.

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

On October 15, 2012, we entered into a new credit facility that provides for a three-year unsecured revolving credit facility of up to $25.0 million. Borrowings under the 2012 credit facility bear interest at a rate of LIBOR plus 1.50%. We are required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving loan facility. The credit facility is guaranteed by certain of our subsidiaries. The credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA (as defined in the credit facility), and minimum fixed charge coverage. Specifically, we are required to have a leverage ratio of less than 1.00 and a fixed charge coverage ratio of greater than 2.00. As of December 31, 2013, we were in compliance with each of these tests. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates. As of December 31, 2013 there were no outstanding borrowings under this facility.

Common Stock Repurchase Program

On October 9, 2013, our Board of Directors approved a common stock repurchase program. Under this program, we may from time to time purchase up to $10 million of our outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares. As of December 31, 2013, we had repurchased 196,500 common shares of our common stock at a cost of $3.7 million.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

	(in thousands)
Long-term debt	$—	$—	$—	$—	$—
Operating leases	273,509	14,847	32,456	31,972	194,234
Total	$273,509	$14,847	$32,456	$31,972	$194,234

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

Prior to the closing of our initial public offering, we converted from a limited liability company to a corporation and in connection therewith, our then-outstanding membership interests were converted into approximately 18.0 million shares of common stock. At August 1, 2012, the closing date of our initial public offering, we had a total of approximately 23.8 million shares of common stock issued and outstanding.

We used a portion of the net proceeds from our initial public offering to repay $61.0 million of amounts outstanding under our credit facility on August 1, 2012, as discussed above. In addition, as discussed above, we used $3.0 million of the net proceeds to make a one-time payment to Lone Star Fund in consideration for the termination of an asset advisory agreement upon consummation of our initial public offering. We used the remainder of the net proceeds for working capital and other general corporate purposes. In conjunction with the repayment of amounts outstanding under the credit facility, we wrote-off approximately $1.6 million in unamortized debt issuance costs in the third quarter of fiscal 2012.

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

Off-Balance Sheet Arrangements

Prior to the acquisition of Lone Star Steakhouse & Saloon, Inc. by Lone Star Fund, the predecessor guaranteed certain lease payments of certain of the Casual Dining Companies in connection with the leasing of real estate for restaurant locations. As of December 31, 2013, we continue to be a guarantor for five of these leases. The leases expire at various times through 2016. These guarantees would require payment by us only in an event of default by the Casual Dining Company tenant where it failed to make the required lease payments or perform other obligations under a lease. We believe that the likelihood is remote that material payments will be required under these guarantees. At December 31, 2013, the maximum potential amount of future lease payments we could be required to make as a result of the guarantees was $1.4 million.

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

Goodwill and Other Intangible Assets. We account for our goodwill and intangible assets in accordance with Accounting Standards Codification, or ASC, Topic 350, Intangibles—Goodwill and Other . In accordance with ASC 350, goodwill and intangible assets, primarily trade names, which have indefinite useful lives, are not being amortized. However, both goodwill and trade names are subject to annual impairment testing in accordance with ASC Topic 350.

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

The fair value of our restaurant concepts were substantially in excess of the carrying value as of our 2013 goodwill impairment test that was performed at year-end.

Property and Equipment. We assess recoverability of property and equipment in accordance with ASC Topic 360, Property, Plant and Equipment . Our assessment of recoverability of property and equipment is performed on a restaurant-by-restaurant basis. Certain events or changes in circumstances may indicate that the recoverability of the carrying amount of property and equipment should be assessed. These events or changes may include a significant decrease in market value, a significant change in the business climate in a particular market, or a current-period operating or cash flow loss combined with historical losses or projected future losses. If an event occurs or changes in circumstances are present, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss. The impairment loss recognized is the amount by which the carrying amount exceeds the fair value. Additionally, we periodically review assets for changes in circumstances which may impact their useful lives.

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

In 2013, we recognized non-cash impairment charges of long-lived assets of $2.4 million. This impairment charge was related to our determination that the carrying amount of long-lived assets at one Sullivan’s location exceeded its estimated future cash flows. The estimated fair value was based on an estimated sales price of leasehold improvements and equipment for this location.

We recognized non-cash impairment charges of long-lived assets of $1.4 million in 2011 which is included in discontinued operations. This impairment charge was related to our determination that the carrying amount of long-lived assets at one Sullivan’s location exceeded its estimated future cash flows. The estimated fair value was based on an estimated sales price for this location.

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

In an exposure draft issued in 2010, the FASB, together with the International Accounting Standards Board, has proposed a comprehensive set of changes in accounting for leases. While the Exposure Draft addresses new financial accounting rules for both, lessors and lessees, the primary focus will likely be on changes affecting lessees. The lease accounting model contemplated by the new standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rent payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. All of our restaurant leases are accounted for as operating leases, with no related assets and liabilities on our balance sheet. However, changes in lease accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

Income Taxes. We have accounted for, and currently account for, income taxes in accordance with ASC Topic 740, Accounting for Income Taxes . This statement requires an asset and liability approach for financial accounting and reporting of income taxes. Under ASC Topic 740, income taxes are accounted for based upon the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Income taxes are one of our critical accounting policies and estimates and therefore involve a certain degree of judgment. We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances available at that time while the actual effective tax rate is calculated at year-end.

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

Recent Accounting Pronouncements

The information regarding recent accounting pronouncements materially affecting our consolidated financial statements is included in

Note 2 to our consolidated financial statements in Item 15 of this Annual Report, which is incorporated herein by reference.

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

We are exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under our credit facility, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 2013, we had no outstanding debt. Assuming a full drawdown on the revolving credit facility, and holding other variables constant, such as foreign exchange rates and debt levels, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $0.3 million over the course of 12 months.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the reports of Ernst & Young LLP, independent registered public accounting firm, are set forth in the Index to Financial Statements under Item 15, Exhibits and Financial Statement Schedules , and is incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework established in “Internal Control—Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of the as of the end of the period covered by this report.

Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm, Ernst & Young LLP, is not required to issue an attestation report on our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2013. The information with respect to our executive officers required under this Item is set forth in Item 1, Business and incorporated herein by reference.

Item 11. Executive Compensation

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All information, except the equity compensation plans table below, required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2013.

Equity Compensation Plans

The following table sets forth information as of December 31, 2013 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Plan Category
Equity compensation plans approved by security holders	1,496,525	$17.00	$707,800
Equity compensation plans not approved by security holders	-	—	—
Total	1,496,525	$17.00	$707,800

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2013.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2013.

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

10.2 #

Del Frisco’s Restaurant Group 2012 Long-Term Incentive Plan, filed on July 24, 2012 as Exhibit 10.25 to Amendment No. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-179141) and incorporated herein by reference.

10.3 #

Del Frisco’s Restaurant Group Nonqualified Deferred Compensation Plan, effective as Amended and Restated December 1, 2007, filed on January 24, 2012 as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-179141) and incorporated herein by reference.

10.4 #

First Amendment to Del Frisco’s Restaurant Group Nonqualified Deferred Compensation Plan, dated as of December 31, 2009, filed on January 24, 2012 as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-179141) and incorporated herein by reference.

10.5 #

Executive Employment Agreement, dated February 7, 2011, by and between Mark Mednansky and Center Cut Hospitality, Inc., filed on January 24, 2012 as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-179141) and incorporated herein by reference.

10.6 #

Letter Agreement, dated February 14, 2011, by and between Mark Mednansky and LSF5 Wagon Holdings, LLC, filed on January 24, 2012 as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-179141) and incorporated herein by reference.

10.7 #

Letter Agreement, dated October 21, 2011, by and between LSF5 Wagon Holdings, LLC, Del Frisco’s Restaurant Group, LLC and Mark S. Mednansky., filed on January 24, 2012 as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-179141) and incorporated herein by reference.

10.8 #

Subscription Agreement, dated April 30, 2007, by and between Mark S. Mednansky and LSF5 Wagon Holdings, LLC, filed on January 24, 2012 as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-179141) and incorporated herein by reference.

10.9 #

Executive Employment Agreement, dated October 17, 2011, by and between Thomas J. Pennison, Jr. and Center Cut Hospitality, Inc., filed on January 24, 2012 as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-179141) and incorporated herein by reference.

10.10 #

Letter Agreement, dated October 17, 2011, by and between Thomas J. Pennison, Jr. and LSF5 Wagon Holdings, LLC and Del Frisco’s Restaurant Group, LLC., filed on January 24, 2012 as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-179141) and incorporated herein by reference.

10.11 #

Executive Employment Agreement, dated November 12, 2012, between Jeff Carcara and Center Cut Hospitality, Inc., filed on November 14, 2012 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.12 #

Employment Agreement, effective January 4, 2012, between Thomas G. Dritsas and Center Cut Hospitality, Inc., filed on January 24, 2012 as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-179141) and incorporated herein by reference.

10.13 #

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

10.18

Letter Agreement, dated July 22, 2013, among the Company, Hudson Advisors LLC and Hudson Americas LLC (terminating the Company’s Transition Services Agreement dated July 23, 2012), filed on October 9, 2013 as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 3, 2013 and incorporated herein by reference.

10.19

First Amendment to Loan Agreement, dated as of October 8, 2013, among the Company and JPMorgan Chase Bank, N.A. filed on October 9, 2013 as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 3, 2013 and incorporated herein by reference.

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

Date: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Mark S. Mednansky	Chief Executive Officer; Acting Chairman of the Board	February 28, 2014
Mark S. Mednansky	(Principal Executive Officer)

/s/ Thomas J. Pennison, Jr.	Chief Financial Officer	February 28, 2014
Thomas J. Pennison, Jr.	(Principal Financial and Accounting Officer)

/s/ Norman J. Abdallah	Director	February 28, 2014
Norman J. Abdallah

/s/ David B. Barr	Director	February 28, 2014
David B. Barr

/s/ Richard L. Davis	Director	February 28, 2014
Richard L. Davis

/s/ William Lamar, Jr.	Director	February 28, 2014
William Lamar, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Del Frisco’s Restaurant Group, Inc.

We have audited the accompanying consolidated balance sheets of Del Frisco’s Restaurant Group, Inc. (the Company) as of December 31, 2013 and December 25, 2012, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and December 25, 2012, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Dallas, Texas

February 28, 2014

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	December 25, 2012	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$10,763	$13,674
Restricted cash	215	215
Inventory	12,103	14,094
Income tax receivable	—	1,471
Deferred income taxes	2,067	2,797
Lease incentives receivable	3,092	4,226
Prepaid expenses and other	4,758	5,355
Total current assets	32,998	41,832
Property and equipment:
Land	2,120	2,122
Buildings	1,455	1,740
Leasehold improvements	105,976	126,432
Furniture, fixtures, and equipment	30,253	39,093
Less accumulated depreciation	(34,236)	(45,296)
Property and equipment, net	105,568	124,091
Deferred compensation plan investments	7,802	10,754
Other assets:
Goodwill	75,365	75,365
Intangible assets, net	36,391	36,348
Loan costs, net of accumulated amortization of $4 in 2012 and $20 in 2013	45	31
Other	216	230
Total assets	$258,385	$288,651
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,804	$8,478
Sales tax payable	1,687	1,865
Accrued payroll	6,262	5,524
Real estate taxes	331	165
Accrued self-insurance	1,662	1,778
Deferred revenue	10,314	12,983
Income taxes payable	1,768	—
Deferred rent obligations, current	1,314	1,396
Other	1,611	1,595
Total current liabilities	33,753	33,784
Long-term debt, less current maturities	—	—
Other noncurrent liabilities	4,880	4,352
Deferred compensation plan liabilities	8,415	11,022
Deferred rent obligations	22,644	27,511
Deferred tax liabilities	10,792	15,199
Total liabilities	80,484	91,868
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value , 10,000,000 shares authorized, no shares issued and outstanding at December 25, 2012 or December 31, 2013	—	—
Common stock, $0.001 par value , 190,000,000 shares authorized, 23,794,667 shares issued and outstanding at December 25, 2012 and 23,626,642 shares issued and outstanding at December 31, 2013	24	24
Treasury stock at cost: 0 and 196,500 shares at December 25, 2012 and December 31, 2013, respectively	—	(3,681)
Additional paid in capital	119,610	129,961
Retained earnings	58,267	70,479
Accumulated other comprehensive income	—	—
Total stockholders' equity	177,901	196,783
Total liabilities and stockholders' equity	$258,385	$288,651

See accompanying notes.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(Dollars in thousands, except share and per share data)

	Fiscal Year Ended
	December 27,	December 25,	December 31,
	2011	2012	2013

Revenues	$198,625	$232,435	$271,806
Costs and expenses:
Costs of sales	60,743	71,093	82,209
Restaurant operating expenses	86,311	100,143	121,825
Marketing and advertising costs	4,246	4,682	5,663
Pre-opening costs	3,018	4,058	3,758
General and administrative costs	10,640	13,449	17,421
Management and accounting fees paid to related party	3,399	1,252	—
Asset advisory agreement termination fee	—	3,000	—
Secondary public offering costs	—	—	1,024
Public offering transaction bonuses	—	1,462	8,355
Non-cash impairment charges	—	—	2,360
Depreciation and amortization	6,998	8,675	11,300
Operating income	23,270	24,621	17,891
Other income (expense), net:
Interest expense	(6,355)	(2,920)	(72)
Write-off of debt issuance costs	(2,501)	(1,649)	—
Other, net	(114)	113	(51)
Income from continuing operations before income taxes	14,300	20,165	17,768
Income tax expense	4,653	5,592	5,556
Income from continuing operations	$9,647	$14,573	$12,212
Discontinued operations, net of income tax benefit	(674)	(819)	—
Net income	$8,973	$13,754	$12,212
Basic income (loss) per common share:
Continuing operations	$0.54	$0.71	$0.51
Discontinued operations	(0.04)	(0.04)	—
Basic income per share	$0.50	$0.67	$0.51
Diluted income (loss) per common share:
Continuing operations	$0.54	$0.71	$0.51
Discontinued operations	(0.04)	(0.04)	—
Diluted income per share	$0.50	$0.67	$0.51
Shares used in computing net income (loss) per common share:
Basic	17,994,667	20,432,579	23,779,782
Diluted	17,994,667	20,432,579	23,852,200

Comprehensive income	$8,973	$13,754	$12,212

See accompanying notes.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid	Treasury	Retained	Comprehensive
	Shares	Par Value	In Capital	Stock	Earnings	Income	Total
Balance at December 28, 2010	17,994,667	$18	$51,597	$—	$35,540	$—	$87,155
Comprehensive income	—	—	—	—	8,973	—	8,973
Cash distribution	—	—	(357)	—	—	—	(357)
Equity-based compensation	—	—	101	—	—	—	101
Balance at December 27, 2011	17,994,667	$18	$51,341	$—	$44,513	$—	$95,872
Comprehensive income	—	—	—	—	13,754	—	13,754
Share-based compensation costs	—	—	378	—	—	—	378
Issuance of common stock for initial public offering, net of fees and issuance costs	5,800,000	6	66,451	—	—	—	66,457
Contribution by majority shareholder (see Note 5)	—	—	1,440	—	—	—	1,440
Balance at December 25, 2012	23,794,667	$24	$119,610	$—	$58,267	$—	$177,901
Comprehensive income	—	—	—	—	12,212	—	12,212
Share-based compensation costs	—	—	1,689	—	—	—	1,689
Stock option exercises, including tax effects	28,475	—	428	—	—	—	428
Treasury stock purchases	(196,500)	—	—	(3,681)	—	—	(3,681)
Contribution by shareholder (see Note 5)	—	—	8,234	—	—	—	8,234
Balance at December 31, 2013	23,626,642	$24	$129,961	$(3,681)	$70,479	$—	$196,783

See accompanying notes.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Fiscal Year Ended
	December 27,	December 25,	December 31,
	2011	2012	2013
Cash flows from operating activities:
Net income	$8,973	$13,754	$12,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,146	8,809	11,300
Loss on disposal of restaurant property	—	103	55
Write-off of goodwill associated with disposed restaurant property	—	738	—
Write-off of deferred debt issuance costs	2,501	1,649	—
Loan cost amortization	627	222	14
Non-cash equity based compensation	101	378	1,689
Non-cash impairment charges	1,400	—	2,360
Deferred income taxes	(1,623)	(1,608)	3,677
Amortization of deferred lease incentives	(172)	(285)	(546)
Changes in operating assets and liabilities:
Restricted cash	(976)	761	—
Inventories	(1,230)	(2,212)	(1,991)
Lease incentives receivable	—	2,902	2,889
Other assets	(550)	(2,146)	(2,162)
Accounts payable	4,358	1,313	(945)
Income taxes	2,492	1,840	(3,767)
Deferred rent obligations	829	1,343	1,344
Other liabilities	4,627	3,407	3,263
Net cash provided by operating activities	28,503	30,968	29,392
Cash flows from investing activities:
Proceeds from sale-leaseback transaction	13,235	—	—
Proceeds from sale of property and equipment	—	1,682	5
Purchases of property and equipment	(20,063)	(33,635)	(31,326)
Other	(323)	(220)	(141)
Net cash used in investing activities	(7,151)	(32,173)	(31,462)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriter fees and issuance costs	—	66,457	—
Proceeds from long-term debt	71,800	—	—
Payments of long-term debt	(80,722)	(70,000)	—
Deferred debt issuance costs	(2,111)	(48)	—
Purchase of treasury stock	—	—	(3,681)
Proceeds from exercise of stock options	—	—	428
Contribution from (distribution to) shareholder	(357)	1,440	8,234
Net cash provided by (used in) financing activities	(11,390)	(2,151)	4,981
Net increase (decrease) in cash and cash equivalents	9,962	(3,356)	2,911
Cash and cash equivalents at beginning of period	4,157	14,119	10,763
Cash and cash equivalents at end of period	$14,119	$10,763	$13,674
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,567	$3,127	$65
Cash paid for income taxes	$3,279	$5,283	$5,361
Noncash investing and financing activities:
Deemed distribution to parent	$477	$—	$—

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

The Company used a portion of the net proceeds from the IPO to repay $61,000 of amounts outstanding under its credit facility on August 1, 2012. In addition, the Company used $3,000 of the net proceeds to make a one-time payment to an affiliate of the Fund in consideration for the termination of an asset advisory agreement upon consummation of the IPO, which is reflected as an operating expense in the consolidated statements of income and comprehensive income. The remainder of the net proceeds will be used for working capital and other general corporate purposes. In conjunction with the repayment of amounts outstanding under the credit facility, the Company wrote-off $1,649 in unamortized debt issuance costs in the third quarter of fiscal 2012.

On March 7, 2013, a secondary public offering of the Company’s common stock was completed by Lone Star Fund. The selling shareholder sold 4,750,000 previously outstanding shares. In addition, on April 10, 2013, the shareholder sold an additional 150,000 shares of common stock to cover over-allotments related to the March 7, 2013 offering. The Company did not receive any proceeds from the offering. The selling shareholder paid all of the underwriting discounts and commissions associated with the sale of the shares; however, the Company incurred $412 in costs and registration expenses related to this offering.

On July 25, 2013, a secondary public offering of the Company’s common stock was completed by Lone Star Fund. The selling shareholder sold 6,000,000 previously outstanding shares. In addition, on August 6, 2013, the shareholder sold an additional 900,000 shares of common stock to cover over-allotments related to the July 25, 2013 offering. The Company did not receive any proceeds from the offering. The selling shareholder paid all of the underwriting discounts and commissions associated with the sale of the shares; however, the Company incurred $381 in costs and registration expenses related to this offering.

On December 4, 2013, a secondary public offering of the Company’s common stock was completed by Lone Star Fund. The selling shareholder sold 5,386,667 previously outstanding shares. In addition, on December 6, 2013, the shareholder sold an additional 808,000 shares of common stock to cover over-allotments related to the December 4, 2013 offering. The Company did not receive any proceeds from the offering. The selling shareholder paid all of the underwriting discounts and commissions associated with the sale of the shares; however, the Company incurred $231 in costs and registration expenses related to this offering. At the completion of this offering and the exercise of the underwriters’ over-allotment option, Lone Star Fund did not own any shares of the Company’s outstanding common stock.

Description of Business

The Company owns and operates restaurants under the brand names of Del Frisco’s Double Eagle Steak House (“Del Frisco’s”), Sullivan’s Steakhouse (“Sullivan’s”), and Del Frisco’s Grille (“Grille”). As of December 31, 2013 the Company owned and operated 10 Del Frisco’s, 19 Sullivan’s and 11 Grille restaurants. During fiscal 2013, the Company opened Grilles in Houston, Texas, Santa Monica, California, Palm Beach, Florida, Fort Worth, Texas, Chestnut Hill, Massachusetts, and Southlake, Texas.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending the last Tuesday in December. Fiscal 2011 and 2012 included 52 weeks of operations, while fiscal 2013 included 53 weeks of operations.

Concentrations

The Company has certain financial instruments exposed to a concentration of credit risk, which consist primarily of cash and cash equivalents. The Company places cash with high-credit-quality financial institutions, and, at times, such cash may be in excess of the federal depository insurance limit.

Additionally, the Company purchased a significant amount of total beef purchases from one supplier during fiscal 2011, 2012, and 2013, respectively. Due to the nature of the beef purchases, there are alternative sources of supply available; however, a change in suppliers could potentially cause increased costs.

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

Financial Instruments

The Company considers the carrying amounts of cash and cash equivalents, short-term investments, receivables and accounts payable to approximate fair value based on the short-term nature of these items. Borrowings available under the credit facility at December 31, 2013 have variable interest rates that reflect currently available terms and conditions for similar debt.

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

Interest is capitalized in connection with the construction of restaurant facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest was $204,  $104 and $0 for the years ended December 27, 2011, December 25, 2012 and December 31, 2013, respectively.

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

Goodwill and Other Intangible Assets

The Company’s intangible assets primarily include goodwill, trade names, and licensing agreements, arising from the 2006 Acquisition. The Company’s trade names include “Del Frisco’s Double Eagle Steak House” and “Sullivan’s Steakhouse,” both of which have indefinite lives and, accordingly, are not subject to amortization. The trade names are used in the advertising and marketing of the restaurants and are widely recognized and accepted by consumers in their respective markets for providing its customers an enjoyable fine-dining experience. Goodwill represents the excess of costs over the fair value of the net assets acquired.

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

Deferred Compensation Plan

In connection with the Company’s deferred-compensation plan, the Company has created a grantor trust to which it contributes amounts equal to employee participants’ qualified deferrals and the Company’s matching portion. The plan is informally funded using life insurance policies and mutual funds held by the grantor trust. All assets held by the grantor trust remain the property of the Company; however, the Company does not currently intend to use such assets for any purpose other than to fund payments to the participants pursuant to the terms of the deferred-compensation plan. The assets of the plan consist principally of cash surrender values of the life insurance policies. Because the investment assets of the deferred-compensation plan are assets of the Company and would be subject to general claims by creditors in the event of the Company’s insolvency, the accompanying consolidated balance sheets reflect such investments as assets, with a liability for deferred compensation reflected in long-term liabilities for amounts owed to employees. During fiscal 2013, the mutual fund investments were sold and the proceeds were used to purchase additional life insurance policies.

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

During fiscal 2013, the Company determined that the carrying amount of one of its Sullivan’s restaurants was most likely not recoverable. Therefore, the Company recorded a non-cash impairment charge of $2,360, which represents the difference between the carrying value of the restaurant assets and their estimated fair value, which was based on an estimated sales price. This amount is included in non-cash impairment charges in the consolidated statements of income and comprehensive income.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the fiscal years ended December 27, 2011, December 25, 2012, and December 31, 2013 was $4,246,  $4,682 and $5,663, respectively.

Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage products are sold. Proceeds from the sale of gift cards are recorded as deferred revenue at the time of sale and recognized as income when the gift card is redeemed by the holder or the likelihood of redemption becomes remote (gift card breakage) and the Company determines there is no legal obligation to remit the value of the unredeemed gift cards to governmental agencies. The Company determines the gift card breakage rate based upon historical redemption patterns. Certain of the Company’s gift cards are sold on a discount and the net value (face value to be redeemed less the discount offered) is deferred until redeemed or breakage is deemed appropriate. The Company has deemed gift card breakage income immaterial for fiscal years 2011, 2012 and 2013, and it is included in revenues in the consolidated statements of income and comprehensive income.

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

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, Fair value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS . Many of the amendments in this update change the wording used in the existing guidance to better align generally accepted accounting principles in the United States with International Financial Reporting Standards and to clarify the FASB’s intent on various aspects of the fair value guidance. The update also requires increased disclosure of quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The update was effective for the Company beginning in fiscal 2012 and has been applied prospectively. Other than requiring additional disclosures, the new guidance did not have a significant impact on the Company’s consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, which requires the Company to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of the update were effective for the Company in fiscal 2012 and have been applied retrospectively.

In September 2011, the FASB issued ASU 2011-08, Intangible-Goodwill and Other (Topic 350), Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing the Company to go directly to the quantitative assessment. All provisions of the update were effective for the Company in fiscal 2012. The Company does not believe the new guidance had a significant impact on its consolidated financial statements.

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2012-02, Intangibles—Goodwill and Other (Topic 350), Testing Indefinite Lived Intangible Assets for Impairment. This ASU simplifies the guidance for impairment testing of indefinite-lived intangible assets other than goodwill and gives companies the option to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Companies electing to perform a qualitative assessment are no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. This update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012. All provisions of the update are effective for the Company in fiscal 2013. The Company does not believe the new guidance had a significant impact on its consolidated financial statements.

(3) Intangible Assets and Goodwill

	December 25,	December 31,
	2012	2013

	(In Thousands)
Amortized intangible assets:
Gross carrying amount:
Favorable leasehold interests	$848	$848
Licensing and development rights	1,077	1,077
Other	265	391
	2,190	2,316
Accumulated amortization:
Favorable leasehold interests	(639)	(724)
Licensing and development rights	(399)	(465)
Other	(39)	(57)
	(1,077)	(1,246)
Net amortized intangible assets	1,113	1,070
Unamortized intangible assets:
Goodwill	75,365	75,365
Trade names	34,893	34,893
Liquor license permits	385	385
	$110,643	$110,643

Licensing contract rights and favorable lease rights are being amortized using the straight-line method over the estimated lives of the related contracts and agreements, which are seven to nine years for favorable leasehold interest and 17 years for licensing contract rights. Liquor licenses that are transferable are carried at cost. Such licenses are reviewed for impairment on an annual basis.

Goodwill is allocated to the Del Frisco’s and Sullivan’s reporting units, respectively, as follows: $43,928 and $31,437 at December 25, 2012 and December 31, 2013. A portion of the goodwill allocated to the Sullivan’s location that was sold in fiscal 2012 was written off in fiscal 2012. See Note 16 for further discussion of discontinued operations.

The Company has estimated that annual amortization expense will amount to approximately $159 for 2014, $132 for 2015, $96 for 2016, $88 for 2017, and $88 for 2018.

Amortization expense was $166,  $169 and $169 for the years ended December 27, 2011, December 25, 2012, and December 31, 2013, respectively.

The Company performed the annual test for impairment of goodwill and intangible assets and concluded that no impairment existed as of December 27, 2011, December 25, 2012 or December 31, 2013; accordingly, no impairment losses were recorded.

On February 1, 2012, the Company entered into an agreement to terminate a license agreement with the licensee operating a Del Frisco’s in Orlando, Florida effective June 1, 2013. The original licensing agreement has been amortized over the expected term of the agreement, and has a remaining book value of $612 as of December 31, 2013. Under the agreement, in exchange for the Company surrendering its right to receive licensing fees from January 1, 2012 through June 1, 2013 and making a one-time $25 payment to the licensee, the Company will have the rights to open and operate any of its restaurants in the three counties that make up the Orlando metropolitan area no earlier than January 1, 2015. The Company accounted for this as an exchange of non-monetary assets, for which the Company has concluded that the fair value of the asset surrendered approximates its book value and therefore no gain or loss has been recorded on the exchange. To determine the fair value of the asset surrendered, the Company utilized a discounted cash flow method that applied a discount rate of 11.5%, the Company’s weighted-average cost of capital, to the future estimated cash flows to be received over the remaining term, including expected renewal, of the license agreement.

(4) Related Party Transactions

Management and Accounting Fees Paid to Related Party

Management and accounting fees paid to related party include charges from LSM, which was an indirect wholly owned subsidiary of the Fund. These charges totaled $269 for the year ended December 27, 2011. The charges were primarily for accounting, risk management, human resources and benefits administration, legal, management information services, and other shared support services. The amounts that are included in management fees to related party in the accompanying consolidated statements of income and comprehensive income were charged pursuant to a shared service agreement formerly between the Company and LSM, which was terminated at the beginning of fiscal 2011. The Company cannot estimate with reasonable certainty what the charges for similar services would have been on a stand-alone basis. However, the Company believes that the charges are indicative of what it would have incurred on a stand-alone basis.

At the date of Acquisition, the Company entered into an agreement with Hudson Advisors, L.L.C. (Hudson), an affiliate of certain entities that held an indirect investment interest in the Company. Pursuant to the agreement, Hudson provided certain asset management and advisory services to the Company. During the years ended December 27, 2011 and December 25, 2012, the Company incurred charges for such services of $3,129 and $1,252, respectively. This agreement was terminated upon consummation of the IPO, as discussed in Note 1.

Transaction Bonuses

In connection with the IPO, certain executives of the Company earned transaction bonuses of $1,462. These bonuses were earned under a letter agreement, as amended, with Wagon, in which certain executives of the Company are eligible to receive a transaction bonus upon the occurrence of an eligible transaction. Wagon is responsible to fund the transaction bonus. As this bonus is contingent upon employment with the Company, the Company is required to record the expense of these bonuses and recognize the funding by Wagon as additional paid in capital. $1,462 was recorded as an expense to the Company and $1,440 was recorded as a capital contribution by Wagon in fiscal 2012, which was used by the Company to pay these bonuses. Associated with the completion of the secondary public offerings in the first, third and fourth quarters of fiscal 2013, similar to the 2012 treatment, the Company recorded $8,355 in transaction bonuses expense and $8,234 in additional paid in capital as a capital contribution by Wagon.

General and Administrative Expenses

Upon completion of the IPO, the Company entered into a Transition Services Agreement with an affiliate of the Fund to provide certain limited support services, including legal and risk management, until the Company could complete transition of these functions to internal or third-party resources. General and administrative expenses include charges of approximately $73 and $30 for these services in fiscal 2012 and 2013, respectively. This agreement was terminated in the third quarter of 2013.

(5) Leases

The Company leases certain facilities under noncancelable operating leases with terms expiring between 2014 and 2034. The leases have renewal options ranging from five to 20 years, which are exercisable at the Company’s option. In addition, certain leases contain escalation clauses based on a fixed percentage increase and provisions for contingent rentals based on a percentage of gross revenues, as defined. Total rental expense amounted to $11,170,  $13,065 and $15,875 including contingent rentals of approximately $2,682,  $3,240 and $3,490 for the years ended December 27, 2011, December 25, 2012, and December 31, 2013, respectively.

Future minimum lease payments under noncancelable operating leases include renewal option periods for certain leases when such option periods are included for purposes of calculating straight-line rents. At December 31, 2013, future minimum rentals for each of the next five years and in total are as follows:

2014	$14,847
2015	16,153
2016	16,303
2017	15,968
2018	16,004
Thereafter	194,234
Total minimum lease payments	$273,509

During 2011, the Company entered into a sale-leaseback arrangement with a private investor group. Under the arrangement, the Company sold the land and building of two of its Del Frisco’s restaurants located in Denver, Colorado and Ft. Worth, Texas and leased them back for a term of 15 years with options to renew. The sale-leaseback transactions do not provide for any continuing involvement by the Company other than a normal lease where the Company intends to use the property during the lease term. The leases were accounted for as operating leases. The aggregate annual lease obligation for the first year of the arrangement was approximately $1,151 with lease rental escalating every five years thereafter. The net proceeds from the transaction were approximately $13,235. Approximately $10,405 of the net proceeds were used to pay down the Company’s indebtedness under its credit facility. The Company realized a gain of approximately $8,699 which has been deferred as a component of deferred rent obligations and is being amortized over the life of the leases as a reduction in rent expense.

(6) Income Taxes

Total income tax expense for fiscal years 2011, 2012, and 2013 was allocated as follows (in thousands):

	Year Ended
	December 27,	December 25,	December 31,
	2011	2012	2013
Income tax expense from continuing operations	$4,653	$5,592	$5,556
Income tax expense (benefit) from discontinued operations	(504)	(2)	—
Total income tax expense	$4,149	$5,590	$5,556

The components of income tax expense from continuing operations consists of the following (in thousands):

	Year Ended
	December 27,	December 25,	December 31,
	2011	2012	2013
Current tax expense (benefit):
Federal	$3,179	$5,406	$(39)
State	2,250	2,220	1,919
Total current tax expense	5,429	7,626	1,880
Deferred tax expense (benefit):
Federal	(287)	(1,098)	2,859
State	(489)	(936)	817
Total deferred tax expense (benefit)	(776)	(2,034)	3,676
Total income tax expense from continuing operations	$4,653	$5,592	$5,556

The difference between the reported income tax expense from continuing operations and taxes determined by applying the applicable U.S. federal statutory income tax rate to income before taxes from continuing operations is reconciled as follows (dollars in thousands):

	Year Ended
	December 27,		December 25,		December 31,
	2011		2012		2013

Income tax expense at federal statutory rate	$5,005	35%	$7,058	35%	$6,220	35%
State tax expense, net	831	6%	443	2%	2,163	12%
FICA tip and work opportunity credits	(1,743)	-12%	(2,200)	-10%	(2,620)	-15%
Nondeductible (nontaxable) insurance	450	3%	(160)	-1%	(486)	-3%
Other items, net	110	1%	451	2%	279	2%
Total income tax expense from continuing operations	$4,653	33%	$5,592	28%	$5,556	31%

In the second quarter of fiscal 2013, the Company determined that a deferred tax asset of $535 recorded in the fourth quarter of fiscal 2012 relating to local income tax net operating loss carryforwards was not realizable, as the related net operating losses originated in years from which the carryforward period had expired.  The Company corrected the deferred tax asset account resulting in a non-cash $535 cumulative adjustment to record additional income tax expense in the second quarter of fiscal 2013. The adjustment did not impact historical cash flows and will not impact the timing of future income tax payments. Prior years’ financial statements were not restated as the impact of these issues was immaterial to previously reported results for any individual prior year and fiscal 2012.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are presented below (in thousands):

	December 25,	December 31,
	2012	2013

	(In Thousands)
Deferred tax assets:
Equity-based compensation	$151	$355
Accrued liabilities	2,629	3,259
Deferred compensation	3,366	4,400
Deferred rent liabilities	6,212	8,282
Other	2,881	2,470
Total deferred tax assets	15,239	18,766
Deferred tax liabilities:
Property and equipment	11,759	19,517
Intangible assets	11,960	11,430
Other	245	221
Total deferred tax liabilities	23,964	31,168
Net deferred tax liabilities	$(8,725)	$(12,402)

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

The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company receives an assessment for interest and penalties, it has been classified in the consolidated financial statements as income tax expense. Generally, the Company’s federal, state, and local tax returns for years subsequent to 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

At December 27, 2011 and December 25, 2012, the Company’s unrecognized tax benefits totaled approximately $1,631, related primarily to acquisitions and state tax issues. At December 31, 2013, the Company’s unrecognized tax benefits totaled approximately $1,386, related primarily to state tax issues. The Company does not believe its uncertain tax positions will change materially during the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended
	December 27,	December 25,	December 31,
	2011	2012	2013
Balance at beginning of year	$1,691	$1,631	$1,631
Additions resulting from current year positions	—	—	—
Additions for positions taken in prior years	—	—	—
Expiration of statute of limitations	(60)	—	(245)
Balance at end of year	$1,631	$1,631	$1,386

The Company accrues interest and penalties in its tax provision. As of December 25, 2012 and December 31, 2013, accrued interest and penalties included in the consolidated balance sheets totaled $2,457 and $2,362, respectively. The change in interest and penalties associated with the Company’s unrecognized tax benefits is included as a component of the Other, net line of the effective tax rate reconciliation.

(7) Long-Term Debt

On October 15, 2012, the Company entered into a new credit facility that provides for a three-year unsecured revolving credit facility of up to $25,000.  Borrowings under the new credit facility bear interest at a rate of LIBOR plus 1.50%. The Company is required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving loan facility. The credit facility is guaranteed by certain subsidiaries of the Company. The new credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA, as defined in the credit agreement, and minimum fixed charge coverage, as defined in the credit agreement. The new credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, changes of control, the incurrence of indebtedness and providing financing or other transactions with affiliates. The Company was in compliance with all of the debt covenants as of December 31, 2013. As of December 31, 2013, the

outstanding balance on the Company’s revolving credit facility was $0. Under the revolving loan commitment, the Company had approximately $25,000 of borrowings available under its revolving credit facility, less $761 in letter of credit commitments.

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

(8) Retirement Plans

The Company provides two retirement benefit plans to participants. The salary-reduction plans are provided through a qualified 401(k) plan and a nonqualified deferred compensation plan (the Plans). Under the Plans, employees who meet minimum service requirements and elect to participate may make contributions of up to 15% of their annual salaries under the 401(k) plan and up to 80% under the deferred-compensation plan. The Company may make additional contributions at the discretion of the Board of Directors. Expenses related to the Plans for the years ended, December 27, 2011, December 25, 2012 and December 31, 2013, totaled $1,006,  $1,256, and $1,724, respectively.

(9) Litigation

The Company is involved, from time to time, in litigation arising in the ordinary course of business. The Company believes the outcome of such matters will not have a material adverse effect on its consolidated financial position or results of operations.

(10) Stockholders’ Equity

On October 9, 2013, the Company’s Board of Directors approved a common stock repurchase program. Under this program, the Company may from time to time purchase up to $10,000 of its outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares. As of December 31, 2013, the Company had repurchased 196,500 shares of our common stock at a cost of $3,681.

(11) Commitments and Contingencies

Prior to the Acquisition, the Company guaranteed certain lease payments of Star’s subsidiaries in connection with the leasing of real estate for restaurant locations. As of December 31, 2013, the Company was responsible as guarantor for five of the leases of its former affiliates. The leases expire at various times through 2016. These guarantees will require payment by the Company only in an event of default by the former affiliate where it is unable to make the required lease payments. During 2011, the Company incurred expenses of $130 in connection with certain of these guarantees in return for releases from such guarantees which are included in other expenses. Management believes that any future payments required under these guarantees will not be significant. At December 31, 2013 the maximum potential amount of future payments the Company could be required to make as a result of the guarantees was $1,445.

At December 31, 2013, the Company had outstanding letters of credit of $976, of which $215 were collateralized by restricted cash and $761 were outstanding on the Company’s revolving credit facility. The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions.

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

The following tables present our financial assets and liabilities measured at fair value on a recurring basis at December 25, 2012 and December 31, 2013 (in thousands):

	Fair Value Measurements
	Level	December 25, 2012	December 31, 2013
Deferred compensation plan investments (life insurance policies)	2	$5,586	$10,754
Deferred compensation plan investments (mutual funds)	1	$2,216	$—
Deferred compensation plan liabilities	2	$(8,415)	$(11,022)

There were no transfers among levels within the fair value hierarchy during the years ended December 25, 2012 or December 31, 2013. The carrying value of the Company’s cash and cash equivalents and restricted cash approximate fair value because of their short term nature, and are classified within Level 1 of the fair value hierarchy. The carrying value of the Company’s accounts payable approximate fair value because of their short term nature, and are classified within Level 2 of the fair value hierarchy.

The Company has no derivative instruments at December 25, 2012 or December 31, 2013.

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

The following table presents information about reportable segments for fiscal years 2011, 2012, and 2013 (in thousands):

	Fiscal Year Ended December 31, 2013
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$144,634	$83,039	$44,133	$—	$271,806
Restaurant-level EBITDA	41,451	12,881	7,777	—	62,109
Capital expenditures	3,234	2,847	25,580	412	32,073
Property and equipment	73,518	42,658	51,402	1,809	169,387

	Fiscal Year Ended December 25, 2012
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$124,692	$83,767	$23,976	$—	$232,435
Restaurant-level EBITDA	35,993	15,721	4,803	—	56,517
Capital expenditures	13,922	3,521	15,857	335	33,635
Property and equipment	70,342	42,217	25,828	1,417	139,804

	Fiscal Year Ended December 27, 2011
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$111,387	$82,777	$4,461	$—	$198,625
Restaurant-level EBITDA	31,277	15,611	437	—	47,325
Capital expenditures	6,777	2,924	9,928	434	20,063
Property and equipment	56,419	38,776	9,972	1,069	106,236

In addition to using consolidated results in evaluating the Company’s performance and allocating its resources, the Company’s chief operating decision maker uses restaurant-level EBITDA, which is not a measure defined by generally accepted accounting principles. Restaurant-level EBITDA is defined as operating income before pre-opening costs, general and administrative expenses, management and accounting fees paid to related party, asset advisory agreement termination fees, non-cash impairment charges, public offering transaction bonuses, secondary public offering costs and depreciation and amortization. Pre-opening costs are excluded because they vary in timing and magnitude and are not related to the health of ongoing operations. General and administrative expenses and management and accounting fees paid to related party are only included in the Company’s consolidated financial results as they are generally not specifically identifiable to individual operating segments as these costs relate to supporting all of the restaurant operations of the Company and the extension of the Company’s concepts into new markets. Depreciation and amortization is excluded because it is not an ongoing controllable cash expense and it is not related to the health of ongoing operations. Property and equipment is the only balance sheet measure used by the Company’s chief operating decision maker in allocating resources. See table below for a reconciliation of restaurant-level EBITDA to operating income.

	Fiscal Year Ended
	December 27, 2011	December 25, 2012	December 31, 2013
Restaurant-level EBITDA	$47,325	$56,517	$62,109
Less:
Pre-opening costs	3,018	4,058	3,758
General and administrative	10,640	13,449	17,421
Management and accounting fees
paid to related party	3,399	1,252	—
Asset advisory agreement termination fee	—	3,000	—
Public offering costs	—	—	1,024
Public offering transaction bonuses	—	1,462	8,355
Non-cash impairment charges	—	—	2,360
Depreciation and amortization	6,998	8,675	11,300
Operating income	$23,270	$24,621	$17,891

(14) Earnings Per Share

Basic earnings per share (“EPS”) data is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. During fiscal 2011, there were no outstanding stock options or other dilutive securities and therefore they were not included in the dilutive calculation. Diluted earnings per share for fiscal 2012 excludes stock options of 825,000, which were outstanding during the period but were anti-dilutive. Diluted earnings per share for fiscal 2013 excludes options to purchase 423,579 shares of common stock, which were outstanding during the period, but were anti-dilutive.

(dollars in thousands, except per share data)

	Year Ended
	December 27,	December 25,	December 31,
	2011	2012	2013
Income from continuing operations	$9,647	$14,573	$12,212
Discontinued operations, net of income tax benefit	(674)	(819)	—
Net income	$8,973	$13,754	$12,212
Shares:
Weighted average number of common shares outstanding (1)	17,994,667	20,432,579	23,779,782
Dilutive shares	—	—	72,418
Total Diluted Shares	17,994,667	20,432,579	23,852,200
Basic income (loss) per common share:
Continuing operations	$0.54	$0.71	$0.51
Discontinued operations	(0.04)	(0.04)	—
Basic income per share	$0.50	$0.67	$0.51
Diluted income (loss) per common share:
Continuing operations	$0.54	$0.71	$0.51
Discontinued operations	(0.04)	(0.04)	—
Diluted income per share	$0.50	$0.67	$0.51

(1)	The weighted average number of shares of common stock outstanding reflects the effect of the Conversion. (See Note 1).

(15) Stock-Based Employee Compensation

2012 Long-Term Equity Incentive Plan

In connection with the IPO, the Company adopted the Del Frisco’s Restaurant Group, Inc. 2012 Long-Term Equity Incentive Plan (the “2012 Plan”), which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable at various periods ranging from one to four years from date of grant. The 2012 Plan has 2,232,800 shares authorized for issuance under the plan. There are 1,496,525 shares of common stock issuable upon exercise of currently outstanding options at December 31, 2013, and 707,800 shares available for future grants.

The following table details the Company’s total stock option compensation costs during the years ended December 25, 2012 and December 31, 2013 as well as where the costs were expensed (in thousands):

	Fiscal Year Ended
	December 25,	December 31,
	2012	2013
Restaurant operating expenses	$74	$332
General and administrative costs	304	1,357
Total stock compensation cost	$378	$1,689

The following table summarizes stock option activity during 2013:

	December 31, 2013
	Shares	Weighted average exercise price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value ($000's)
Outstanding at beginning of year	825,000	$13.09
Granted	765,500	20.82
Exercised	(28,475)	13.00
Forfeited	(65,500)	14.09
Outstanding at end of period	1,496,525	$17.00	9.07 years	$9,826
Options exercisable at end of period	166,400	$13.12	8.61 years	$1,740

The intrinsic value of options exercised during fiscal 2013 was $215. A summary of the status of non-vested shares as of December 31, 2013 and changes during fiscal 2013 is presented below:

	December 31, 2013
	Shares	Weighted average Grant-Date Fair Value
Non-vested shares at beginning of year	825,000	$4.93
Granted	765,500	8.30
Vested	(194,875)	4.94
Forfeited	(65,500)	5.48
Non-vested shares at end of period	1,330,125	$6.84

As of December 31, 2013, there was $7,864 of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a period of approximately 3.09 years. The total fair value of shares vested during fiscal 2013 was $963.

The following table details the values from and assumptions for the Black-Scholes option pricing model for stock options issued during the fiscal years ended December 25, 2012 and December 31, 2013.

	2012	2013
Weighted average grant date fair value	$4.82	$8.30
Weighted average risk-free interest rate	0.58%	1.44%
Weighted average expected life	5.4 years	5.49 years
Weighted average volatility	40.21%	41.65%
Expected dividend	—	—

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

2007 Long-Term Equity Incentive Compensation

In April 2007, Holdings provided long-term incentives to certain of the Company’s officers through the issuance of equity incentive awards in the form of its Class C interests. In addition, these same officers acquired Class B interests in Holdings for $525, which amount was subsequently contributed to the Company by Holdings. The Class B interests of Holdings, which were purchased at their estimated fair value, were fully vested upon issuance and have a stated return but did not participate in any increase in the value of Holdings. The Class C interests of Holdings, which represented a 7% equity participation in Holdings, vested ratably over a five-year period based on both continuing employment and the achievement of performance targets from 2007 through 2011. The Class C interests vested 7.5% annually over five years if the holder was employed on December 31 of each year . The annual compensation expense related to this 7.5% was based upon the value of Class C interests calculated at April 30, 2007, the date of grant. The remaining Class C interests vested 12.5% annually in each of the five years if performance targets of each such year are achieved by December 31 of such year; however, these interests, subject to vesting upon achievement of performance targets, were forfeited and not eligible to vest at a later date if the performance targets for such year are not achieved. These awards were accounted for as variable awards, which are revalued at the end of each reporting period until such interests are either vested or forfeited. Those Class C interests that have not been previously forfeited become fully vested if there is a change of control in the ownership of the Company or Holdings, as set forth in the operating agreement of Holdings. During 2010 and 2011, both the 7.5% service-based and the 12.5% performance-based of Class C interests vested for those participants still employed by the Company at the end of each year.

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

The Company determined that this closure met the criteria for classification as discontinued operations. As a result, all historical operating results of this property are reflected within discontinued operations in the consolidated statements of comprehensive income (loss) for all periods presented. Loss from discontinued operations, net of tax is comprised of the following:

	Fiscal Year Ended
	December 27, 2011	December 25, 2012
Revenues	$3,003	$1,505
Income (loss) before income tax	(1,178)	(821)
Income tax (expense) benefit	504	2
Income (loss) from discontinued operations, net of income tax	$(674)	$(819)

(17) Quarterly Financial Information (Unaudited)

The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 2013 and fiscal 2012 (in thousands, except per share data).

	Fiscal Year Ended December 31, 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year
Revenues	$59,802	$60,359	$54,183	$97,462	$271,806
Operating income	4,904	6,935	(759)	6,811	17,891
Income from continuing operations	3,569	4,431	(380)	4,592	12,212
Net income	3,569	4,431	(380)	4,592	12,212
Basic income (loss) per common share:
Continuing operations	$0.15	$0.19	$(0.02)	$0.19	$0.51
Discontinued operations	—	—	—	—	—
Basic income (loss) per share	$0.15	$0.19	$(0.02)	$0.19	$0.51
Basic weighted average shares outstanding	23,795	23,795	23,801	23,744	23,780

Diluted income (loss) per common share:
Continuing operations	$0.15	$0.19	$(0.02)	$0.19	$0.51
Discontinued operations	—	—	—	—	—
Diluted income (loss) per share	$0.15	$0.19	$(0.02)	$0.19	$0.51
Diluted weighted average shares outstanding	23,795	23,827	23,937	23,859	23,852

	Fiscal Year Ended December 25, 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year
Revenues	$52,943	$50,736	$47,887	$80,869	$232,435
Operating income	8,253	6,611	(923)	10,680	24,621
Income from continuing operations	4,899	3,628	(1,794)	7,840	14,573
Net income	4,986	3,626	(2,422)	7,564	13,754
Basic income (loss) per common share:
Continuing operations	$0.27	$0.20	$(0.09)	$0.33	$0.71
Discontinued operations	0.01	—	(0.03)	(0.01)	(0.04)
Basic income (loss) per share	$0.28	$0.20	$(0.12)	$0.32	$0.67
Basic weighted average shares outstanding	17,995	17,995	20,826	23,795	20,433

Diluted income (loss) per common share:
Continuing operations	$0.27	$0.20	$(0.09)	$0.33	$0.71
Discontinued operations	0.01	—	(0.03)	(0.01)	(0.04)
Diluted income (loss) per share	$0.28	$0.20	$(0.12)	$0.32	$0.67
Diluted weighted average shares outstanding	17,995	17,995	20,826	23,795	20,433

During the first fiscal quarter of 2013, the Company incurred $412 in secondary public offering costs and a $1,805 public offering transaction bonus expense associated with the March secondary public offering.  During the third fiscal quarter of 2013, the Company incurred $381 in secondary public offering costs and a $3,705 public offering transaction bonus expense associated with the July secondary public offering. During the fourth fiscal quarter of 2013, the Company incurred a $2,360 non-cash impairment charge related to the Seattle Sullivan’s location, $231 in secondary public offering costs and a $2,845 public offering transaction bonus expense associated with the December secondary public offering.

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