Form 10-Q
period 2014-03-25
Del Frisco's Restaurant Group, Inc.
filed 2014-04-29
CIK 1415301

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

_______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.    Yes   ☐     No   ☒

As of April 28, 2014, the latest practicable date, 23,629,642 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

Table of Contents:

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	March 25,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,298	$13,674
Restricted cash	215	215
Inventory	13,692	14,094
Income taxes receivable	38	1,471
Deferred income taxes	3,007	2,797
Lease incentives receivable	3,454	4,226
Prepaid expenses and other	4,154	5,355
Total current assets	40,858	41,832
Property and equipment, net	125,675	124,091
Goodwill	75,365	75,365
Intangible assets, net	36,311	36,348
Deferred compensation plan investments	11,298	10,754
Other assets	346	261
Total assets	$289,853	$288,651

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	—	—
Accounts payable	$7,439	$8,478
Accrued payroll	4,745	5,524
Accrued self-insurance	1,760	1,778
Deferred revenue	11,115	12,983
Other current liabilities	4,044	5,021
Total current liabilities	29,103	33,784
Long-term debt	—	—
Deferred rent obligations	27,707	27,511
Deferred tax liabilities	15,069	15,199
Other liabilities	16,048	15,374
Total liabilities	87,927	91,868
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2013 or March 25, 2014 (unaudited)	—	—
Common stock, $0.001 par value, 190,000,000 shares authorized, 23,626,642 and 23,629,642 shares issued and outstanding at December 31, 2013, and March 25, 2014 (unaudited), respectively	24	24
Treasury stock at cost: 196,500 shares at December 31, 2013 and March 25, 2014 (unaudited), respectively	(3,681)	(3,681)
Additional paid in capital	130,582	129,961
Retained earnings	75,001	70,479
Accumulated other comprehensive income	—	—
Total stockholders' equity	201,926	196,783
Total liabilities and stockholders' equity	$289,853	$288,651

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income—Unaudited

(Dollars in thousands, except per share data)

	12 Weeks Ended
	March 25,	March 19,
	2014	2013
Revenues	$66,622	$59,802
Costs and expenses:
Costs of sales	20,052	18,420
Restaurant operating expenses	30,570	26,545
Marketing and advertising costs	1,221	908
Pre-opening costs	384	591
General and administrative costs	4,686	3,775
Secondary public offering costs	5	412
Public offering transaction bonuses	—	1,805
Depreciation and amortization	2,955	2,442
Operating income	6,749	4,904
Other income (expense), net:
Interest expense	(15)	(24)
Other	(17)	—
Income from continuing operations before income taxes	6,717	4,880
Income tax expense	2,195	1,311
Net income	$4,522	$3,569

Basic income per common share	$0.19	$0.15
Diluted income per common share	$0.19	$0.15

Shares used in computing net income per common share:
Basic	23,627,386	23,794,667
Diluted	23,855,814	23,794,667

Comprehensive income	$4,522	$3,569

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity—Unaudited

(Dollars in thousands)

	Common Stock		Additional Paid	Treasury	Retained
	Shares	Par Value	In Capital	Stock	Earnings	Total
Balance at December 25, 2012	23,794,667	$24	$119,610	$—	$58,267	$177,901
Comprehensive income	—	—	—	—	3,569	3,569
Share-based compensation costs	—	—	228	—	—	228
Contribution by majority shareholder (see Note 5)	—	—	1,779	—	—	1,779
Balance at March 19, 2013	23,794,667	$24	$121,617	$—	$61,836	$183,477

Balance at December 31, 2013	23,626,642	$24	$129,961	$(3,681)	$70,479	$196,783
Comprehensive income	—	—	—	—	4,522	4,522
Share-based compensation costs	—	—	573	—	—	573
Stock option exercises, including tax effects	3,000	—	48	—	—	48
Balance at March 25, 2014	23,629,642	$24	$130,582	$(3,681)	$75,001	$201,926

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Dollars in thousands)

	12 Weeks Ended
	March 25,	March 19,
	2014	2013
Cash flows from operating activities:
Net income	$4,522	$3,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,955	2,442
Loss on disposal of restaurant property	17	—
Loan cost amortization	4	4
Non-cash equity based compensation	573	228
Deferred income taxes	(340)	2,618
Amortization of deferred lease incentives	(176)	(107)
Changes in operating assets and liabilities:
Inventories	402	(22)
Lease incentives receivable	772	1,030
Other assets	781	1,235
Accounts payable	221	(3,604)
Income taxes	1,498	(2,098)
Deferred rent obligations	405	289
Other liabilities	(3,190)	(1,302)
Net cash provided by operating activities	8,444	4,282

Cash flows from investing activities:
Proceeds from sale of property and equipment	8	—
Purchases of property and equipment	(5,787)	(5,224)
Other	(89)	(12)
Net cash used in investing activities	(5,868)	(5,236)

Cash flows from financing activities:
Proceeds from exercise of stock options	48	—
Net cash provided by financing activities	48	—

Net increase (decrease) in cash and cash equivalents	2,624	(954)
Cash and cash equivalents at beginning of period	13,674	10,763
Cash and cash equivalents at end of period	$16,298	$9,809

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$12	$23
Income taxes	$1,053	$787

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

1.	BUSINESS AND BASIS OF PRESENTATION

As of March 25, 2014, Del Frisco’s Restaurant Group, Inc. (the “Company”) owned and operated 40 restaurants under the concept names of Del Frisco’s Double Eagle Steak House (“Del Frisco’s”), Sullivan’s Steakhouse (“Sullivan’s”), and Del Frisco’s Grille (“Grille”). Of the 40 restaurants the Company operated at the end of the period covered by this report, there were 10 Del Frisco’s restaurants, 19 Sullivan’s restaurants and 11 Grille restaurants in operation in 20 states throughout the United States of America.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the 12 weeks ended March 25, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2014. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on February 28, 2014.

The Company operates on a 52- or 53-week fiscal year ending the last Tuesday in December. The fiscal quarters ended March 25, 2014 and March 19, 2013 each contained 12 weeks and are referred to herein as the first quarter of fiscal year 2014 and the first quarter of fiscal year 2013, respectively. Fiscal year 2014 will be a 52-week fiscal year and fiscal year 2013 was a 53-week fiscal year.

2.	PUBLIC OFFERINGS

On March 7, 2013, a secondary public offering of the Company’s common stock was completed by the Company’s former principal stockholder, LSF5 Holdings, LLC (“Wagon” and, together with its affiliates and associates, excluding the Company and other companies that it or they own as a result of their investment activities, “Lone Star Fund”). The selling shareholder sold 4,750,000 previously outstanding shares. In addition, on April 10, 2013, the shareholder sold an additional 150,000 shares of common stock to cover over-allotments related to the March 7, 2013 offering. The Company did not receive any proceeds from the offering. The selling shareholder paid all of the underwriting discounts and commissions associated with the sale of the shares; however, the Company incurred $0.4 million in costs and registration expenses related to this offering.

3.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) data is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the 12 weeks ended March 25, 2014 excludes options to purchase 692,523 shares of common stock, which were outstanding during the periods, but were antidilutive. Diluted EPS for the 12 weeks ended March 19, 2013, excludes options to purchase 796,000 shares, which were outstanding during the period but were anti-dilutive.

(dollars in thousands, except share and per share data)

	12 Weeks Ended
	March 25,	March 19,
	2014	2013
Net income	$4,522	$3,569
Shares:
Weighted average number of common shares outstanding	23,627,386	23,794,667
Dilutive shares	228,428	—
Total Diluted Shares	23,855,814	23,794,667

Basic income per common share	$0.19	$0.15
Diluted income per common share	$0.19	$0.15

4.	STOCK-BASED EMPLOYEE COMPENSATION

2012 Long-Term Equity Incentive Plan

On July 16, 2012, the Company adopted the Del Frisco’s Restaurant Group, Inc. 2012 Long-Term Equity Incentive Plan (the “2012 Plan”), which allows the Company to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options become exercisable at various periods ranging from one to four years from the date of grant. The 2012 Plan has 2,232,800 shares authorized for issuance under the plan. There were 1,508,775 shares of common stock issuable upon exercise of outstanding options at March 25, 2014 and 692,550 shares available for future grants.

The following table details the Company’s total stock option compensation cost during the 12 weeks ended March 25, 2014 and March 19, 2013 as well as where the costs were expensed (in thousands):

	12 Weeks Ended
	March 25,	March 19,
	2014	2013
Restaurant operating expenses	$98	$42
General and administrative costs	475	186
Total stock compensation cost	$573	$228

The following table summarizes stock option activity during the 12 week period ended March 25, 2014:

	12 Weeks Ended March 25, 2014
	Shares	Weighted average exercise price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value ($000's)
Outstanding at beginning of year	1,492,775	$17.01
Granted	24,000	27.06
Exercised	(3,000)	13.00
Forfeited	(5,000)	21.26
Outstanding at end of period	1,508,775	$17.17	8.9 years	17,928
Options exercisable at end of period	163,400	$13.12	8.4 years	2,603

A summary of the status of non-vested shares as of March 25, 2014 and changes during the 12 weeks ended March 25, 2014 is presented below:

	12 Weeks Ended
	March 25, 2014
	Shares	Weighted average Grant-Date Fair Value
Non-vested shares at beginning of year	1,326,375	$6.84
Granted	24,000	9.99
Vested	—	—
Forfeited	(5,000)	8.44
Non-vested shares at end of period	1,345,375	$6.90

As of March 25, 2014, there was $7.5 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a period of approximately 2.9 years. The following table details the values from and assumptions for the Black-Scholes option pricing model for stock options issued during the 12 weeks ended March 25, 2014:

12 Weeks Ended
March 25, 2014
Weighted average grant date fair value	$9.99
Weighted average risk-free interest rate	1.86%
Weighted average expected life	5.40 years
Weighted average volatility	37.32%
Expected dividend	—

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

In connection with the March 2013 secondary public offering, certain executives of the Company earned transaction bonuses totaling approximately $1.8 million. These bonuses were earned under letter agreements, as amended, with Wagon, in which certain executives of the Company were eligible to receive a transaction bonus upon the occurrence of eligible transactions. Wagon was responsible for funding any transaction bonuses under these agreements, including those paid in connection with the March 2013 secondary public offering. As these bonuses were contingent upon employment with the Company, the Company was required to record the expense of these bonuses and recognize the funding by Wagon as additional paid in capital. The $1.8 million related to the March 2013 secondary public offering was recorded as an expense to the Company and capital contribution by Wagon in the first quarter of fiscal 2013.

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

On October 15, 2012 the Company entered into a new credit facility that provides for a three-year unsecured revolving credit facility of up to $25.0 million. Borrowings under the new credit facility bear interest at a rate of LIBOR plus 1.50%. The Company is required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving credit facility. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA and minimum fixed charge coverage, both as defined in the credit agreement. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates. The Company was in compliance with all of the debt covenants as of March 25, 2014 and December 31, 2013.

As of March 25, 2014 and December 31, 2013, there were no outstanding borrowings on the Company’s revolving credit facility. Under the revolving loan commitment, the Company had approximately $24.2 million of borrowings available under its revolving credit facility, with $761,000 in outstanding letters of credit commitments drawn on the facility.

7.	INCOME TAXES

The effective income tax rate for the 12 weeks ended March 25, 2014 was 32.7% compared to an effective income tax rate of 26.9% for the 12 weeks ended March 19, 2013. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses. The increase in the effective tax rate for the 12 weeks ended March 25, 2014 is primarily attributable to non-deductible stock compensation expense and the impact of certain discrete transactions in the first quarter of 2013, including a reduction in the reserve for unrecognized tax benefits and a higher non-taxable increase in the value of corporate owned life insurance policies underlying the deferred compensation plan investments that reduced income tax expense in the prior year.

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis at March 25, 2014 and December 31, 2013, respectively (in thousands):

	Fair Value Measurements
	Level	March 25, 2014	December 31, 2013
Deferred compensation plan investments (life insurance policies)	2	$11,298	$10,754
Deferred compensation plan investments (mutual funds)	1	$—	$—
Deferred compensation plan liabilities	2	$(11,631)	$(11,022)

There were no transfers among levels within the fair-value hierarchy during the first quarters of fiscal 2014 and fiscal 2013. The carrying value of the Company’s cash and cash equivalents and restricted cash approximate fair value because of their short term nature, and are classified within Level 1 of the fair value hierarchy. The carrying value of the Company’s accounts payable approximate fair value because of their short term nature, and are classified within Level 2 of the fair value hierarchy.

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

The following tables present information about reportable segments for the 12 weeks ended March 25, 2014 and March 19, 2013 and as of March 25, 2014 and March 19, 2013, respectively. (in thousands):

	12 Weeks Ended March 25, 2014
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$32,568	$19,020	$15,034	$—	$66,622
Restaurant-level EBITDA	9,208	3,162	2,409	—	14,779
Capital expenditures	1,012	1,455	1,956	103	4,526
Property and equipment	74,492	44,086	53,358	1,895	173,831

	12 Weeks Ended March 19, 2013
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$32,285	$19,898	$7,619	$—	$59,802
Restaurant-level EBITDA	8,754	3,640	1,535	—	13,929
Capital expenditures	550	560	4,084	30	5,224
Property and equipment	70,892	42,777	29,912	1,447	145,028

In addition to using consolidated results in evaluating the Company’s performance and allocating its resources, the Company’s chief operating decision maker uses restaurant-level EBITDA, which is not a measure defined by GAAP. The Company defines restaurant-level EBITDA as operating income before pre-opening costs, general and administrative expenses, non-cash impairment charges, secondary public offering costs, public offering transaction bonuses, and depreciation and amortization. Pre-opening costs are excluded because they vary in timing and magnitude and are not related to the health of ongoing operations. General and administrative expenses are only included in the Company’s consolidated financial results as they are generally not specifically identifiable to individual operating segments as these costs relate to supporting all of the restaurant operations of the Company and the extension of the Company’s concepts into new markets. Public offering costs, transaction bonuses, and depreciation and amortization are excluded because they are not ongoing controllable cash expenses and they are not related to the health of ongoing operations. Property and equipment is the only balance sheet measure used by the Company’s chief operating decision maker in allocating resources. See table below (in thousands) for a reconciliation of restaurant-level EBITDA to operating income from continuing operations.

	12 Weeks Ended
	March 25, 2014	March 19, 2013
Restaurant-level EBITDA	$14,779	$13,929
Less:
Pre-opening costs	384	591
General and administrative	4,686	3,775
Secondary public offering costs	5	412
Public offering transaction bonuses	—	1,805
Depreciation and amortization	2,955	2,442
Operating income	$6,749	$4,904

10.	COMMITMENTS AND CONTINGENCIES

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

Prior to the acquisition of Lone Star Steakhouse & Saloon, Inc. by Lone Star Fund, the Company’s predecessor guaranteed certain lease payments of certain non-Company restaurants in connection with the leasing of real estate for restaurant locations. As of December 31, 2013 and March 25, 2014, the Company was responsible as guarantor for five of these leases of its former affiliates. The leases expire at various times through 2016. These guarantees will require payment by the Company only in an event of default by the former affiliate where it is unable to make the required lease payments. Management believes that any future payments required under these guarantees will not be significant. At December 31, 2013 and March 25, 2014 the maximum potential amount of future lease payments the Company could be required to make as a result of the guarantees was approximately $1.4 million and $1.3 million, respectively.

At December 31, 2013 and March 25, 2014, the Company had outstanding letters of credit of $976,000, of which $761,000 were drawn on the Company’s credit facility (see Note 6, Long-Term Debt ) and $215,000 were collateralized by restricted cash. The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed February 28, 2014, or the 2013 10-K, as well as other factors that may affect our business, results of operations, or financial condition. Forward looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward looking statements, whether as a result of new information,  future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward looking statements contained in this report will, in fact, transpire.

Overview

Del Frisco’s Restaurant Group develops, owns and operates three contemporary, high-end, complementary restaurants: Del Frisco’s Double Eagle Steak House, or Del Frisco’s, Sullivan’s Steakhouse, or Sullivan’s, and Del Frisco’s Grille, or the Grille. We currently operate 40 restaurants in 20 states. Of the 40 restaurants we operated as of the end of the period covered by this report, there were 10 Del Frisco’s restaurants, 19 Sullivan’s restaurants and 11 Grille restaurants.

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

Performance Indicators. We use the following key metrics in evaluating the performance of our restaurants:

•

Comparable Restaurant Sales. We consider a restaurant to be comparable during the first full fiscal period following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 29 and 32 restaurants at March 19, 2013 and March 25, 2014, respectively.

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

•

Restaurant-Level EBITDA Margin. Restaurant-level EBITDA margin represents net income before interest, taxes and depreciation and amortization plus the sum of certain non-operating expenses, including pre-opening costs, management fees and expenses, non-cash impairment charges, secondary public offering costs, public offering transaction bonuses and general and administrative expenses, as a percentage of our revenues. By monitoring and controlling our restaurant-level EBITDA margins, we can gauge the overall profitability of our core restaurant operations. See Note 9, Segment Reporting in the notes to our condensed consolidated financial statements for additional information on restaurant-level EBITDA.

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

Results of Operations

The following table shows our operating results (in thousands), as well as our operating results as a percentage of revenues, for the 12 weeks ended March 25, 2014 and March 19, 2013.

	12 Weeks Ended
	March 25,		March 19,
	2014		2013
Revenues	$66,622	100.0%	$59,802	100.0%
Costs and expenses:
Costs of sales	20,052	30.1%	18,420	30.8%
Restaurant operating expenses	30,570	45.9%	26,545	44.4%
Marketing and advertising costs	1,221	1.8%	908	1.5%
Pre-opening costs	384	0.6%	591	1.0%
General and administrative costs	4,686	7.0%	3,775	6.3%
Secondary public offering costs	5	0.0%	412	0.7%
Public offering transaction bonuses	—	0.0%	1,805	3.0%
Depreciation and amortization	2,955	4.5%	2,442	4.1%
Operating income	6,749	10.1%	4,904	8.2%
Other income (expense), net:
Interest expense	(15)	0.0%	(24)	0.0%
Other	(17)	0.0%	—	0.0%
Income from continuing operations before income taxes	6,717	10.1%	4,880	8.2%
Income tax expense	2,195	3.3%	1,311	2.2%
Net income from continuing operations	$4,522	6.8%	$3,569	6.0%

Fiscal Quarter Ended March 25, 2014 (12 weeks) Compared to the Fiscal Quarter Ended March 19, 2013 (12 weeks)

The following tables show our operating results (in thousands) by segment, as well as our operating results as a percentage of revenues, for the 12 weeks ended March 25, 2014 and March 19, 2013.

	12 Weeks Ended March 25, 2014
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$32,568	100.0%	$19,020	100.0%	$15,034	100.0%	$66,622	100.0%
Costs and expenses:
Cost of sales	10,069	30.9%	5,713	30.0%	4,270	28.4%	20,052	30.1%
Restaurant operating expenses	12,787	39.3%	9,675	50.9%	8,108	53.9%	30,570	45.9%
Marketing and advertising costs	504	1.5%	470	2.5%	247	1.7%	1,221	1.8%
Restaurant-level EBITDA	9,208	28.3%	3,162	16.6%	2,409	16.0%	14,779	22.2%
Pre-opening costs							384	0.6%
General and administrative							4,686	7.0%
Secondary public offering costs							5	0.0%
Depreciation and amortization							2,955	4.5%
Operating income							$6,749	10.1%

Restaurant operating weeks	120		228		132		480
Average unit volume	$3,257		$1,001		$1,367		$1,666

	12 Weeks Ended March 19, 2013
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$32,285	100.0%	$19,898	100.0%	$7,619	100.0%	$59,802	100.0%
Costs and expenses:
Cost of sales	10,155	31.5%	6,127	30.8%	2,138	28.1%	18,420	30.8%
Restaurant operating expenses	12,948	40.1%	9,743	49.0%	3,854	50.6%	26,545	44.4%
Marketing and advertising costs	428	1.3%	388	1.9%	92	1.2%	908	1.5%
Restaurant-level EBITDA	8,754	27.1%	3,640	18.3%	1,535	20.1%	13,929	23.3%
Pre-opening costs							591	1.0%
General and administrative							3,775	6.3%
Secondary public offering costs							412	0.7%
Public offering transaction bonuses							1,805	3.0%
Depreciation and amortization							2,442	4.1%
Operating income							$4,904	8.2%

Restaurant operating weeks	120		228		61		409
Average unit volume	$3,229		$1,047		$1,499		$1,755

Revenues. Consolidated revenues increased $6.8 million, or 11.4%, to $66.6 million in the first quarter of fiscal 2014 from $59.8 million in the first quarter of fiscal 2013. This increase was primarily driven by $8.4 million in incremental revenue from an additional 71 operating weeks provided by six new restaurants opened during and subsequent to the first quarter of fiscal 2013 and increased revenue at our comparable restaurants. These increases were partially offset by a decrease in revenue related to non-comparable restaurants that are not included in the incremental revenue discussed above.  During the first quarter of fiscal 2014, revenues were also negatively impacted by 32 lost restaurant operating days resulting from severe weather.

Due to the inclusion of a 53rd week in fiscal 2013, there is a one-week calendar shift in the comparison of the first fiscal quarter of 2014 ended March 25, 2014, to the first fiscal quarter of 2013 ended March 19, 2013. As a result, our comparable restaurant sales calculation is based on comparing sales in the first fiscal quarter of 2014 to sales in the corresponding twelve week calendar period ended March 26, 2013. Comparable restaurant sales increased 1.6% for the twelve week period ended March 25, 2014 compared to the twelve week period ended March 26, 2013. The increase in comparable sales was driven by a 5.1% increase in average check partially offset by a 3.5% decrease in customer counts. Sales for the same restaurants in the first fiscal quarter ended March 25, 2014 increased 0.8% compared to the first fiscal quarter of 2013 ended March 19, 2013.

Del Frisco’s revenues increased $0.3 million, or 0.9%, to $32.6 million in the first quarter of fiscal 2014 from $32.3 million in the first quarter of fiscal 2013. Comparable restaurant sales increased 5.1% for the twelve week period ended March 25, 2014 compared to the twelve week period ended March 26, 2013. The increase in comparable sales was driven by a 5.3% increase in average check partially offset by a 0.2% decrease in customer counts. Sales for the same restaurants in the first fiscal quarter ended March 25, 2014 increased 5.5% compared to the first fiscal quarter of 2013 ended March 19, 2013.  During the first quarter of fiscal 2014, Del Frisco’s revenues were negatively impacted by approximately 6 lost restaurant operating days resulting from severe weather.

Sullivan’s revenues decreased $0.9 million, or 4.4%, to $19.0 million in the first quarter of fiscal 2014 from $19.9 million in the first quarter of fiscal 2013. Comparable restaurant sales decreased 2.1% for the twelve week period ended March 25, 2014 compared to the twelve week period ended March 26, 2013. The decrease in comparable sales was driven by a 4.4% decrease in customer counts partially offset by a 2.3% increase in average check. Sales for the same restaurants in the first fiscal quarter ended March 25, 2014 decreased 4.5% compared to the first fiscal quarter of 2013 ended March 19, 2013. During the first quarter of fiscal 2014, Sullivan’s revenues were negatively impacted by approximately 21 lost restaurant operating days resulting from severe weather.

Grille revenues increased $7.4 million, or 97.3%, to $15.0 million in the first quarter of fiscal 2014 from $7.6 million in the first quarter of fiscal 2013. This increase was primarily driven by incremental revenue from an additional 71 operating weeks provided by six new restaurants opened during and subsequent to the first quarter of fiscal 2013.

Cost of Sales. Consolidated cost of sales increased $1.7 million, or 8.9%, to $20.1 million in the first quarter of fiscal 2014 from $18.4 million in the first quarter of fiscal 2013. This increase was primarily due to an additional 71 operating weeks provided by the opening of one restaurant during and five restaurants subsequent to the first quarter of 2013. As a percentage of consolidated revenues, consolidated cost of sales decreased to 30.1% during the first quarter of fiscal 2014 from 30.8% in the first quarter of fiscal 2013. This decrease was impacted by a blended menu price increase of 1.8% implemented in the fourth quarter of fiscal 2013.

As a percentage of revenues, Del Frisco’s cost of sales decreased to 30.9% during the first quarter of fiscal 2014 from 31.5% in the first quarter of fiscal 2013. This decrease in cost of sales, as a percentage of revenues, was primarily due to menu price increases implemented in the fourth quarter of fiscal 2013, as well as a shift in menu mix to more profitable items, partially offset by higher beef and seafood costs.

As a percentage of revenues, Sullivan’s cost of sales decreased to 30.0% during the first quarter of fiscal 2014 from 30.8% in the first quarter of fiscal 2013.  This decrease in cost of sales, as a percentage of revenues, was primarily due to menu price increases implemented in the fourth quarter of fiscal 2013, partially offset by higher beef and seafood costs.

As a percentage of revenues, Grille cost of sales increased to 28.4% during the first quarter of fiscal 2014 from 28.1% in the first quarter of fiscal 2013. This increase in cost of sales, as a percentage of revenues, was primarily due to new restaurant opening inefficiencies from restaurants opened in the fourth quarter of fiscal 2013.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $4.1 million, or 15.2%, to $30.6 million in the first quarter of fiscal 2014 from $26.5 million in the first quarter of fiscal 2013. This increase was primarily due to an additional 71 operating weeks in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013 from the opening of one restaurant during and five restaurants subsequent to the first quarter of 2013. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 45.9% in the first quarter of fiscal 2014 from 44.4% in the first quarter of fiscal 2013.

As a percentage of revenues, Del Frisco’s restaurant operating expenses decreased to 39.3% during the first quarter of fiscal 2014 from 40.1% during the first quarter of fiscal 2013.  This decrease in restaurant operating expenses was primarily due to lower direct labor and benefits costs and lower restaurant operating expenses, partially offset by slightly higher occupancy costs.  These decreases were primarily related to the leveraging effect of certain fixed and semi-variable costs in relation to increased revenue.

As a percentage of revenues, Sullivan’s restaurant operating expenses increased to 50.9% during the first quarter of fiscal 2014 from 49.0% in the first quarter of fiscal 2013. This increase in restaurant operating expenses, as a percentage of revenues, was due to higher direct labor and benefits costs and higher other restaurant operating costs. These increases were primarily related to the de-leveraging effect of certain fixed and semi-variable costs in relation to reduced revenue.

As a percentage of revenues, Grille restaurant operating expenses increased to 53.9% during the first quarter of fiscal 2014 from 50.6% in the first quarter of fiscal 2013. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher labor and restaurant operating costs due to new opening inefficiencies from restaurants opened in the fourth quarter of fiscal 2013.

Marketing and Advertising Costs. Consolidated marketing and advertising costs increased $0.3 million, or 34.8%, to $1.2 million in the first quarter of fiscal 2014 from $0.9 million in the first quarter of fiscal 2013. As a percentage of consolidated revenues, consolidated marketing and advertising costs increased to 1.8% in the first quarter of fiscal 2014 from 1.5% in the first quarter of fiscal 2013.

As a percentage of revenues, Del Frisco’s marketing and advertising costs increased to 1.5% during the first quarter of fiscal 2014 from 1.3% in the first quarter of fiscal 2013.  Marketing and advertising costs, as a percentage of revenues, increased primarily due to higher outside promotions and direct mail marketing,  which were partially offset by lower broadcast advertising spending.

As a percentage of revenues, Sullivan’s marketing and advertising costs increased to 2.5% during the first quarter of fiscal 2014 from 1.9% in the first quarter of fiscal 2013, which was the result of higher broadcast advertising, outside promotions costs and direct mail marketing. These costs were also impacted by the de-leveraging effect of certain fixed costs in relation to reduced revenue.

As a percentage of revenues, Grille marketing and advertising costs increased to 1.7% during the first quarter of fiscal 2014 compared to 1.2% in the first quarter of fiscal 2013.  The increase in marketing and advertising costs, as a percentage of revenues, was primarily due to higher outside promotions and direct mail marketing,  public relations spending and print media spending.

Pre-opening Costs. Pre-opening costs decreased by $0.2 million to $0.4 million in the first quarter of fiscal 2014 from $0.6 million in the first quarter of fiscal 2013 due to there being no openings in the first quarter of 2014 , while there was one Grille opening in the first quarter of 2013. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.

General and Administrative Costs. General and administrative costs increased $0.9 million, or 24.1%, to $4.7 million in the first quarter of fiscal 2014 from $3.8 million in the first quarter of fiscal 2013. This increase was primarily related to additional costs related to growth in the number of corporate and regional management-level personnel to support recent and anticipated growth.  In addition, we incurred approximately $0.3 million in additional stock compensation expense in the first quarter of fiscal 2014 over the first quarter of fiscal 2013. As a percentage of revenues, general and administrative costs increased to 7.0% in the first quarter of fiscal 2014 from 6.3% in the first quarter of fiscal 2013. General and administrative costs are expected to continue to increase as a result of costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.

Secondary Public Offering Costs. In conjunction with the secondary public offering in the first quarter of fiscal 2013, we incurred $0.4 million in legal, accounting, printing, and registration expenses.

Public Offering Transaction Bonuses . Under a letter agreement, as amended, with LSF5 Wagon Holdings, LLC, or Wagon, an affiliate of Lone Star Fund, and our former principal stockholder, certain executives of the Company were eligible to receive a transaction bonus upon the occurrence of an eligible transaction. Wagon was responsible to fund the transaction bonus. As this bonus was contingent upon employment with the Company, the Company was required to record the expense of these bonuses and recognize the funding by Wagon as additional paid in capital. Associated with the March 2013 secondary public offering, the Company recorded $1.8 million in transaction bonuses under the transaction bonus agreements.

Depreciation and Amortization. Depreciation and amortization increased $0.6 million, or 21.0%, to $3.0 million in the first quarter of fiscal 2014 from $2.4 million in the first quarter of fiscal 2013. The increase in depreciation and amortization expense primarily resulted from new assets placed in service during 2013 upon the opening of the six new restaurants as well as for existing restaurants that were remodeled during 2013 and the first quarter of fiscal 2014.

Interest Expense. Interest expense decreased $9 thousand to $15 thousand in the first quarter of fiscal 2014 from $24 thousand in the first quarter of fiscal 2013.

Income Tax Expense. The effective income tax rate for the 12 weeks ended March 25, 2014 was 32.7%, compared to an effective income tax rate of 26.9% for the 12 weeks ended March 19, 2013. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses. The increase in the effective tax rate for the 12 weeks ended March 25, 2014 is primarily attributable to non-deductible stock compensation expense and the impact of certain discrete transactions in the first quarter of fiscal 2013, including a reduction in the reserve for unrecognized tax benefits and a higher non-taxable increase in the value of corporate owned life insurance policies underlying the deferred compensation plan investments that reduced income tax expense in the prior year.

Liquidity and Capital Resources

Our principal liquidity requirements are our lease obligations and capital expenditure needs. We expect to finance our operations for at least the next several years, including costs of opening currently planned new restaurants, through cash provided by operations and borrowings available under our credit facility. We cannot be sure that these sources will be sufficient to finance our operations, and we may seek additional financing in the future. As of March 25, 2014, we had cash and cash equivalents of approximately $16.3 million.

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

The following table presents a summary of our cash flows for the 12 weeks ended March 25, 2014 and March 19, 2013 (in thousands):

	12 Weeks Ended
	March 25,	March 19,
	2014	2013
Net cash provided by operating activities	$8,444	$4,282
Net cash used in investing activities	(5,868)	(5,236)
Net cash provided by financing activities	48	—
Net increase (decrease) in cash and cash equivalents	$2,624	$(954)

Operating Activities. Cash flows provided by operating activities was $8.4 million for the 12 weeks ended March 25, 2014, consisting primarily of net income of $4.5 million, adjustments for depreciation, amortization and other non-cash charges totaling $3.4 million, a net increase of $1.9 million resulting from a decrease in inventory, other current assets and the collection of lease incentives receivable, a net increase of $1.7 million resulting from an increase in accounts payable and income taxes payable and a $0.4 million increase in deferred rent obligations. These cash inflows were partially offset by a  decrease in accrued liabilities of  $3.2 million and a $0.3 million decrease in net deferred income tax liability. Cash flows provided by operating activities was $4.3 million for the 12 weeks ended March 19, 2013, consisting primarily of net income of $3.6 million, adjustments for depreciation, amortization and other non-cash charges totaling $2.6 million, a net increase of $2.3 million resulting from a decrease in other current assets and the collection of lease incentives receivable, and a $2.8 million increase resulting from an increase in net deferred income tax liability and deferred rent obligations. These cash inflows were partially offset by decreases in accounts payable, accrued liabilities and income taxes payable totaling $7.0 million.

Investing Activities. Net cash used in investing activities for the 12 weeks ended March 25, 2014 was $5.9 million, consisting primarily of purchases of property and equipment. These purchases primarily related to construction of one Grille restaurant and one Del Frisco’s in progress at the end of the period and remodel activity of existing restaurants. Net cash used in investing activities for the 12 weeks ended March 19, 2013 was $5.2 million, consisting primarily of purchases of property and equipment. These purchases primarily related to construction of one Grille restaurant opened during the period, one Grille restaurant in progress at the end of the period and remodel activity of existing restaurants.

Financing Activities. Net cash provided by financing activities for the 12 weeks ended March 25, 2014 was $48 thousand, which was comprised entirely of proceeds from the exercise of stock options. There was no cash used in or provided by financing activities for the 12 weeks ended March 19, 2013.

Capital Expenditures. We typically target an average cash investment of approximately $7.0 million to $9.0 million per restaurant for a Del Frisco’s restaurant and $3.0 million to $4.5 million for a Sullivan’s or a Grille, in each case net of landlord contributions and equipment financing and including pre-opening costs. In addition, we are currently “refreshing” a number of our Sullivan’s and Del Frisco’s locations. These capital expenditures will primarily be funded by cash flows from operations and, if necessary, by the use of our credit facility, depending upon the timing of expenditures.

Credit Facility. On October 15, 2012, we entered into a new credit facility that provides for a three-year unsecured revolving credit facility of up to $25.0 million. Borrowings under the credit facility bear interest at a rate of LIBOR plus 1.50%. We are required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving loan facility. The credit facility is guaranteed by certain of our subsidiaries. The credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA (as defined in the credit facility), and minimum fixed charge coverage. Specifically, we are required to have a leverage ratio of less than 1.00 and a fixed charge coverage ratio of greater than 2.00. As of March 25, 2014, we were in compliance with each of these tests. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates. As of March 25, 2014 there were no outstanding borrowings under this facility.

We believe that net cash provided by operating activities and available borrowings under our credit facility will be sufficient to fund currently anticipated working capital, planned capital expenditures and debt service requirements for the next 24 months. We regularly review acquisitions and other strategic opportunities, which may require additional debt or equity financing.

Common Stock Repurchase Program. On October 9, 2013, the Company announced that the Board of Directors approved a common stock repurchase program. Under this program, the Company may from time to time purchase up to $10 million of its outstanding common stock. The common stock repurchases will be made at the Company’s discretion in the open market depending on share price, market conditions and other factors. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares. As of March 25, 2014, we had repurchased 196,500 common shares of our common stock at a cost of $3.7 million. No shares were repurchased during the quarter ended March 25, 2014.

Off-Balance Sheet Arrangements

Prior to the acquisition of Lone Star Steakhouse & Saloon, Inc. by Lone Star Fund, our predecessor guaranteed lease payments of certain non-Del Frisco’s Restaurant Group restaurants in connection with the leasing of real estate for these locations. As of March 25, 2014, we continue to be a guarantor for five of these leases. The leases expire at various times through 2016. These guarantees would require payment by us only in an event of default by the non-Del Frisco’s Restaurant Group tenant where it failed to make the required lease payments or perform other obligations under a lease. We believe that the likelihood is remote that material payments will be required under these guarantees. At March 25, 2014, the maximum potential amount of future lease payments we could be required to make as a result of the guarantees was $1.3 million.

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

There have been no material changes to the significant accounting policies from what was previously reported in our 2013 10-K.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This ASU raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  This update is effective in fiscal periods beginning after December 15, 2014.  The adoption of this new guidance is not expected to have a significant impact on our consolidated financial statements.

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

Inflation

Over the past five years, inflation has not significantly affected our operations. However, the impact of inflation on labor, food and occupancy costs could, in the future, significantly affect our operations. We pay many of our tipped employees hourly rates related to the applicable federal or state minimum wage. Food costs as a percentage of revenues have been somewhat stable due to procurement efficiencies and menu price adjustments, although no assurance can be made that our procurement will continue to be efficient or that we will be able to raise menu prices in the future. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe that our current strategy, which is to seek to maintain operating margins through a combination of menu price increases, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices, has been an effective tool for dealing with inflation. There can be no assurance, however, that future inflationary or other cost pressure will be effectively offset by this strategy.

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

There have been no material changes from our risk factors as previously reported in our 2013 10-K.

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

Date: April 29, 2014

Del Frisco’s Restaurant Group, Inc.

By:	/s/ Mark S. Mednansky
Mark S. Mednansky
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Thomas J. Pennison, Jr.
Thomas J. Pennison, Jr.
Chief Financial Officer, (Principal Financial Officer)