Form 10-Q
period 2014-06-17
Del Frisco's Restaurant Group, Inc.
filed 2014-07-22
CIK 1415301

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

_______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 17, 2014

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

As of July 21, 2014, the latest practicable date, 23,541,267 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

Table of Contents:

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	June 17,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,050	$13,674
Restricted cash	215	215
Inventory	13,925	14,094
Income taxes receivable	1,256	1,471
Deferred income taxes	2,889	2,797
Lease incentives receivable	3,474	4,226
Prepaid expenses and other	3,384	5,355
Total current assets	37,193	41,832
Property and equipment, net of accumulated depreciation of $45,296 and $51,035 at December 31, 2013 and June 17, 2014 (unaudited), respectively	135,237	124,091
Goodwill	75,365	75,365
Intangible assets, net	36,275	36,348
Deferred compensation plan investments	12,000	10,754
Other assets	342	261
Total assets	$296,412	$288,651

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,220	$8,478
Accrued payroll	4,818	5,524
Accrued self-insurance	1,881	1,778
Deferred revenue	10,354	12,983
Other current liabilities	5,665	5,021
Total current liabilities	31,938	33,784
Deferred rent obligations	28,564	27,511
Deferred income taxes	14,195	15,199
Other liabilities	16,881	15,374
Total liabilities	91,578	91,868
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2013 or June 17, 2014 (unaudited)	—	—
Common stock, $0.001 par value, 190,000,000 shares authorized, 23,626,642 and 23,541,267 shares issued and outstanding at December 31, 2013 and June 17, 2014 (unaudited), respectively	24	24
Treasury stock at cost: 196,500 and 300,000 shares at December 31, 2013 and June 17, 2014 (unaudited), respectively	(6,382)	(3,681)
Additional paid in capital	131,423	129,961
Retained earnings	79,769	70,479
Total stockholders' equity	204,834	196,783
Total liabilities and stockholders' equity	$296,412	$288,651

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income—Unaudited

(Dollars in thousands, except per share data)

	12 Weeks Ended		24 Weeks Ended
	June 17,	June 11,	June 17,	June 11,
	2014	2013	2014	2013
Revenues	$67,386	$60,359	$134,008	$120,162
Costs and expenses:
Costs of sales	20,292	18,113	40,344	36,533
Restaurant operating expenses	30,037	26,909	60,608	53,454
Marketing and advertising costs	1,386	1,347	2,607	2,256
Pre-opening costs	906	328	1,290	919
General and administrative costs	4,844	4,163	9,530	7,938
Secondary public offering costs	—	—	5	412
Public offering transaction bonuses	—	—	—	1,805
Depreciation and amortization	3,001	2,564	5,956	5,006
Operating income	6,920	6,935	13,668	11,839
Other income (expense), net:
Interest expense	(16)	(24)	(31)	(48)
Other	(22)	—	(39)	—
Income before income taxes	6,882	6,911	13,598	11,791
Income tax expense	2,113	2,480	4,308	3,791
Net income	$4,769	$4,431	$9,290	$8,000

Basic income per common share	$0.20	$0.19	$0.39	$0.34
Diluted income per common share	$0.20	$0.19	$0.39	$0.34

Shares used in computing net income per common share:
Basic	23,578,703	23,794,667	23,603,045	23,794,667
Diluted	23,846,766	23,826,622	23,852,881	23,794,869

Comprehensive income	$4,769	$4,431	$9,290	$8,000

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity—Unaudited

(Dollars in thousands)

	Common Stock		Additional Paid	Treasury	Retained
	Shares	Par Value	In Capital	Stock	Earnings	Total

Balance at December 31, 2013	23,626,642	$24	$129,961	$(3,681)	$70,479	$196,783
Comprehensive income	—	—	—	—	9,290	9,290
Share-based compensation costs	—	—	1,154	—	—	1,154
Stock option exercises, including tax effects	18,125	—	308	—	—	308
Treasury stock purchases	(103,500)	—	—	(2,701)	—	(2,701)
Balance at June 17, 2014	23,541,267	$24	$131,423	$(6,382)	$79,769	$204,834

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Dollars in thousands)

	24 Weeks Ended
	June 17,	June 11,
	2014	2013
Cash flows from operating activities:
Net income	$9,290	$8,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,956	5,006
Loss on disposal of restaurant property	39	—
Loan cost amortization	8	8
Non-cash equity based compensation	1,154	466
Deferred income taxes	(1,096)	2,990
Amortization of deferred lease incentives	(355)	(222)
Changes in operating assets and liabilities:
Inventories	169	(97)
Lease incentives receivable	1,352	1,987
Other assets	1,186	774
Accounts payable	237	(4,028)
Income taxes	330	(45)
Deferred rent obligations	881	583
Other liabilities	(1,730)	(3,271)
Net cash provided by operating activities	17,421	12,151

Cash flows from investing activities:
Proceeds from sale of property and equipment	9	5
Purchases of property and equipment	(16,572)	(10,230)
Other	(89)	(25)
Net cash used in investing activities	(16,652)	(10,250)

Cash flows from financing activities:
Contribution from majority shareholder	—	1,779
Purchases of treasury stock	(2,701)	—
Proceeds from exercise of stock options	308	—
Net cash (used in) provided by financing activities	(2,393)	1,779

Net (decrease) increase in cash and cash equivalents	(1,624)	3,680
Cash and cash equivalents at beginning of period	13,674	10,763
Cash and cash equivalents at end of period	$12,050	$14,443

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$25	$45
Income taxes	$3,997	$840

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

1.	BUSINESS AND BASIS OF PRESENTATION

As of June 17, 2014, Del Frisco’s Restaurant Group, Inc. (the “Company”) owned and operated 41 restaurants under the concept names of Del Frisco’s Double Eagle Steak House (“Del Frisco’s”), Sullivan’s Steakhouse (“Sullivan’s”), and Del Frisco’s Grille (“Grille”). Of the 41 restaurants the Company operated at the end of the period covered by this report, there were 10 Del Frisco’s restaurants, 19 Sullivan’s restaurants and 12 Grille restaurants in operation in 20 states throughout the United States of America. One new Grille location opened during the 24 weeks ended June 17, 2014 in Burlington, Massachusetts.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the 12 and 24 weeks ended June 17, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2014. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on February 28, 2014.

The Company operates on a 52- or 53-week fiscal year ending the last Tuesday in December. The fiscal quarters ended June 17, 2014 and June  11, 2013 each contained 12 weeks and are referred to herein as the second quarter of fiscal year 2014 and the second quarter of fiscal year 2013, respectively. Fiscal year 2014 will be a 52-week fiscal year and fiscal year 2013 was a 53-week fiscal year.

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

Basic earnings per share (“EPS”) data is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the 12 and 24 weeks ended June 17, 2014 excludes options to purchase 708,047 and 700,285 shares of common stock, which were outstanding during the periods, but were antidilutive. Diluted EPS for the 12 and 24 weeks ended June  11, 2013, excludes options to purchase 125,279 and 818,053 shares, which were outstanding during the period but were anti-dilutive.

(dollars in thousands, except per share data)

	12 Weeks Ended		24 Weeks Ended
	June 17,	June 11,	June 17,	June 11,
	2014	2013	2014	2013
Net income	$4,769	$4,431	$9,290	$8,000
Shares:
Weighted average number of common shares outstanding	23,578,703	23,794,667	23,603,045	23,794,667
Dilutive shares	268,063	31,955	249,836	202
Total Diluted Shares	23,846,766	23,826,622	23,852,881	23,794,869

Basic income per common share	$0.20	$0.19	$0.39	$0.34
Diluted income per common share	$0.20	$0.19	$0.39	$0.34

4.	STOCK-BASED EMPLOYEE COMPENSATION

2012 Long-Term Equity Incentive Plan

On July 16, 2012, the Company adopted the Del Frisco’s Restaurant Group, Inc. 2012 Long-Term Equity Incentive Plan (the “2012 Plan”), which allows the Company to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options become exercisable at various periods ranging from one to four years from the date of grant. The 2012 Plan has 2,232,800 shares authorized for issuance under the plan. There were 1,481,900 shares of common stock issuable upon exercise of outstanding options at June 17, 2014 and 704,300 shares available for future grants.

The following table details the Company’s total stock option compensation cost during the 12 and 24 weeks ended June 17, 2014 and June  11, 2013 as well as where the costs were expensed (in thousands):

	12 Weeks Ended		24 Weeks Ended
	June 17,	June 11,	June 17,	June 11,
	2014	2013	2014	2013
Restaurant operating expenses	$101	$49	$199	$91
General and administrative costs	480	189	955	375
Total stock compensation cost	$581	$238	$1,154	$466

The following table summarizes stock option activity during the 24 week period ended June 17, 2014:

	24 Weeks Ended June 17, 2014
	Shares	Weighted average exercise price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value ($000's)
Outstanding at beginning of year	1,492,775	$17.01
Granted	24,000	27.06
Exercised	(18,125)	13.74
Forfeited	(16,750)	20.45
Outstanding at end of period	1,481,900	$17.18	8.6 years	13,447
Options exercisable at end of period	161,275	$13.33	8.2 years	2,083

A summary of the status of non-vested shares as of June 17, 2014 and changes during the 24 weeks ended June 17, 2014 is presented below:

	24 Weeks Ended
	June 17, 2014
	Shares	Weighted average Grant-Date Fair Value
Non-vested shares at beginning of year	1,326,375	$6.84
Granted	24,000	9.99
Vested	(13,000)	6.99
Forfeited	(16,750)	7.90
Non-vested shares at end of period	1,320,625	$6.89

As of June 17, 2014, there was $6.8 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a period of approximately 2.7 years. The following table details the values from and assumptions for the Black-Scholes option pricing model for stock options issued during the 24 weeks ended June 17, 2014 and June 11, 2013:

	24 Weeks Ended	24 Weeks Ended
	June 17, 2014	June 11, 2013
Weighted average grant date fair value	$9.99	$6.99
Weighted average risk-free interest rate	1.86%	0.99%
Weighted average expected life	5.40 years	6.25 years
Weighted average volatility	37.32%	42.31%
Expected dividend	—	—

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

On October 15, 2012 the Company entered into a credit facility that provides for a three-year unsecured revolving credit facility of up to $25.0 million. Borrowings under the credit facility bear interest at a rate of LIBOR plus 1.50%. The Company is required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving credit facility. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA and minimum fixed charge coverage, both as defined in the credit agreement. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates. The Company was in compliance with all of the debt covenants as of June 17, 2014 and December 31, 2013.

As of June 17, 2014 and December 31, 2013, there were no outstanding borrowings on the Company’s revolving credit facility. Under the revolving loan commitment, the Company had approximately $24.1 million of borrowings available under its revolving credit facility, with $861,000 in outstanding letters of credit commitments drawn on the facility.

7.	INCOME TAXES

The effective income tax rate for the 12 and 24 weeks ended June 17, 2014 was 30.7% and 31.7%, respectively, compared to an effective income tax rate of 35.9% and 32.2%, respectively, for the 12 and 24 weeks ended June  11, 2013. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses. In the second quarter of fiscal 2013, the Company determined that a deferred tax asset of $0.5 million recorded in the fourth quarter of fiscal 2012 relating to local income tax net operating loss carryforwards was not realizable, as the related net operating losses originated in years from which the carryforward period had expired. The Company corrected the deferred tax asset account resulting in a non-cash $0.5 million cumulative adjustment to record additional income tax expense in the second quarter of fiscal 2013, which increased the effective income tax rate for the 12 and 24 weeks ended June 11, 2013. The adjustment did not impact historical cash flows and will not impact the timing of future income tax payments. Prior years’ financial statements were not restated as the impact of these issues was immaterial to previously reported results for any individual prior year and 2012.

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis at June 17, 2014 and December 31, 2013, respectively (in thousands):

	Fair Value Measurements
	Level	June 17, 2014	December 31, 2013
Deferred compensation plan investments	2	$12,000	$10,754
Deferred compensation plan liabilities (included in Other liabilities)	2	$(12,414)	$(11,022)

There were no transfers among levels within the fair-value hierarchy during the first two quarters of fiscal 2014 and fiscal 2013.

9.	SEGMENT REPORTING

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

The following tables present information about reportable segments for the 12 and 24 weeks ended June 17, 2014 and June  11, 2013 and as of June 17, 2014 and June  11, 2013, respectively (in thousands):

	12 Weeks Ended June 17, 2014
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$33,862	$18,435	$15,089	$—	$67,386
Restaurant-level EBITDA	9,903	2,956	2,812	—	15,671
Capital expenditures	5,763	926	5,694	168	12,551
Property and equipment	80,253	44,931	59,048	2,040	186,272

	12 Weeks Ended June 11, 2013
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$32,615	$18,186	$9,558	$—	$60,359
Restaurant-level EBITDA	9,577	2,574	1,839	—	13,990
Capital expenditures	870	391	3,728	17	5,006
Property and equipment	71,762	43,168	33,639	1,445	150,014

	24 Weeks Ended June 17, 2014
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$66,430	$37,456	$30,122	$—	$134,008
Restaurant-level EBITDA	19,111	6,118	5,220	—	30,449
Capital expenditures	6,775	2,381	7,650	271	17,077
Property and equipment	80,253	44,931	59,048	2,040	186,272

	24 Weeks Ended June 11, 2013
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$64,900	$38,084	$17,178	$—	$120,162
Restaurant-level EBITDA	18,334	6,213	3,372	—	27,919
Capital expenditures	1,420	951	7,812	47	10,230
Property and equipment	71,762	43,168	33,639	1,445	150,014

In addition to using consolidated results in evaluating the Company’s performance and allocating its resources, the Company’s chief operating decision maker uses restaurant-level EBITDA, which is not a measure defined by GAAP. The Company defines restaurant-level EBITDA as operating income before pre-opening costs, general and administrative costs, secondary public offering costs, public offering transaction bonuses, and depreciation and amortization. Pre-opening costs are excluded because they vary in timing and magnitude and are not related to the health of ongoing operations. General and administrative costs are only included in the Company’s consolidated financial results as they are generally not specifically identifiable to individual operating segments as these costs relate to supporting all of the restaurant operations of the Company and the extension of the Company’s concepts into new markets. Public offering costs, transaction bonuses, and depreciation and amortization are excluded because they are not ongoing controllable cash expenses and they are not related to the health of ongoing operations. Property and equipment is the only balance sheet measure used by the Company’s chief operating decision maker in allocating resources. See table below (in thousands) for a reconciliation of restaurant-level EBITDA to operating income from continuing operations.

	12 Weeks Ended		24 Weeks Ended
	June 17, 2014	June 11, 2013	June 17, 2014	June 11, 2013
Restaurant-level EBITDA	$15,671	$13,990	$30,449	$27,919
Less:
Pre-opening costs	906	328	1,290	919
General and administrative	4,844	4,163	9,530	7,938
Secondary public offering costs	—	—	5	412
Public offering transaction bonuses	—	—	—	1,805
Depreciation and amortization	3,001	2,564	5,956	5,006
Operating income	$6,920	$6,935	$13,668	$11,839

10.	COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims, possible legal actions, and other matters arising out of the normal course of business. While it is not possible to predict the outcome of these issues, management is of the opinion that adequate provision for potential losses has been made in the accompanying condensed consolidated financial statements and that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Prior to the acquisition of Lone Star Steakhouse & Saloon, Inc. by Lone Star Fund, the Company’s predecessor guaranteed certain lease payments of certain non-Company restaurants in connection with the leasing of real estate for restaurant locations. As of December 31, 2013 and June 17, 2014, the Company was responsible as guarantor for five of these leases of its former affiliates. The leases expire at various times through 2016. These guarantees will require payment by the Company only in an event of default by the former affiliate where it is unable to make the required lease payments. Management believes that the likelihood is remote that material payments will be required under these guarantees. At December 31, 2013 and June 17, 2014 the maximum potential amount of future lease payments the Company could be required to make as a result of the guarantees was approximately $1.4 million and $1.2 million, respectively.

At December 31, 2013 and June 17, 2014, the Company had outstanding letters of credit of $976,000 and $1,076,000, respectively, of which $761,000 and $861,000, respectively, were drawn on the Company’s credit facility (see Note 6, Long-Term Debt ) and $215,000 were collateralized by restricted cash. The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions.

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

Overview

Del Frisco’s Restaurant Group develops, owns and operates three contemporary, high-end, complementary restaurants: Del Frisco’s Double Eagle Steak House, or Del Frisco’s, Sullivan’s Steakhouse, or Sullivan’s, and Del Frisco’s Grille, or the Grille. We currently operate 41 restaurants in 20 states. Of the 41 restaurants we operated as of the end of the period covered by this report, there were 10 Del Frisco’s restaurants, 19 Sullivan’s restaurants and 12 Grille restaurants. During the second fiscal quarter of 2014, we opened one new Grille location in Burlington, Massachusetts.

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

Performance Indicators. We use the following key metrics in evaluating the performance of our restaurants:

•

Comparable Restaurant Sales. We consider a restaurant to be comparable during the first full fiscal period following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 29 and 33 restaurants at June  11, 2013 and June 17, 2014, respectively.

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

•

Restaurant-Level EBITDA Margin. Restaurant-level EBITDA margin, a non-GAAP financial measure, represents net income before interest, taxes and depreciation and amortization plus the sum of certain non-operating expenses, including pre-opening costs, management fees and expenses, non-cash impairment charges, secondary public offering costs, public offering transaction bonuses and general and administrative expenses, as a percentage of our revenues. By monitoring and controlling our restaurant-level EBITDA margins, we can gauge the overall profitability of our core restaurant operations. See Note 9, Segment Reporting in the notes to our condensed consolidated financial statements for additional information on restaurant-level EBITDA.

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

Results of Operations

The following table shows our operating results (in thousands), as well as our operating results as a percentage of revenues, for the 12 and 24 weeks ended June 17, 2014 and June  11, 2013.

	12 Weeks Ended				24 Weeks Ended
	June 17,		June 11,		June 17,		June 11,
	2014		2013		2014		2013
Revenues	$67,386	100.0%	$60,359	100.0%	$134,008	100.0%	$120,162	100.0%
Costs and expenses:
Costs of sales	20,292	30.1%	18,113	30.0%	40,344	30.1%	36,533	30.4%
Restaurant operating expenses	30,037	44.6%	26,909	44.6%	60,608	45.2%	53,454	44.5%
Marketing and advertising costs	1,386	2.0%	1,347	2.2%	2,607	2.0%	2,256	1.9%
Pre-opening costs	906	1.3%	328	0.5%	1,290	1.0%	919	0.8%
General and administrative costs	4,844	7.2%	4,163	6.9%	9,530	7.1%	7,938	6.6%
Secondary public offering costs	—	0.0%	—	0.0%	5	0.0%	412	0.3%
Public offering transaction bonuses	—	0.0%	—	0.0%	—	0.0%	1,805	1.5%
Depreciation and amortization	3,001	4.5%	2,564	4.3%	5,956	4.4%	5,006	4.1%
Operating income	6,920	10.3%	6,935	11.5%	13,668	10.2%	11,839	9.9%
Other income (expense), net:
Interest expense	(16)	0.0%	(24)	-0.1%	(31)	-0.1%	(48)	-0.1%
Other	(22)	-0.1%	—	0.0%	(39)	-0.1%	—	0.0%
Income before income taxes	6,882	10.2%	6,911	11.4%	13,598	10.0%	11,791	9.8%
Income tax expense	2,113	3.1%	2,480	4.1%	4,308	3.1%	3,791	3.1%
Net income	$4,769	7.1%	$4,431	7.3%	$9,290	6.9%	$8,000	6.7%

Fiscal Quarter Ended June 17, 2014 (12 weeks) Compared to the Fiscal Quarter Ended June  11, 2013 (12 weeks)

The following tables show our operating results (in thousands) by segment, as well as our operating results as a percentage of revenues, for the 12 weeks ended June 17, 2014 and June  11, 2013.

	12 Weeks Ended June 17, 2014
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$33,862	100.0%	$18,435	100.0%	$15,089	100.0%	$67,386	100.0%
Costs and expenses:
Cost of sales	10,531	31.1%	5,614	30.4%	4,147	27.5%	20,292	30.1%
Restaurant operating expenses	12,833	37.9%	9,302	50.5%	7,902	52.4%	30,037	44.6%
Marketing and advertising costs	595	1.8%	563	3.1%	228	1.5%	1,386	2.0%
Restaurant-level EBITDA	9,903	29.2%	2,956	16.0%	2,812	18.6%	15,671	23.3%
Pre-opening costs							906	1.3%
General and administrative							4,844	7.2%
Depreciation and amortization							3,001	4.5%
Operating income							$6,920	10.3%

Restaurant operating weeks	120		228		133		481
Average unit volume	$3,386		$970		$1,361		$1,681

	12 Weeks Ended June 11, 2013
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$32,615	100.0%	$18,186	100.0%	$9,558	100.0%	$60,359	100.0%
Costs and expenses:
Cost of sales	9,784	30.0%	5,656	31.1%	2,673	28.0%	18,113	30.0%
Restaurant operating expenses	12,702	38.9%	9,384	51.6%	4,823	50.5%	26,909	44.6%
Marketing and advertising costs	552	1.7%	572	3.1%	223	2.3%	1,347	2.2%
Restaurant-level EBITDA	9,577	29.4%	2,574	14.2%	1,839	19.2%	13,990	23.2%
Pre-opening costs							328	0.5%
General and administrative							4,163	6.9%
Depreciation and amortization							2,564	4.3%
Operating income							$6,935	11.5%

Restaurant operating weeks	120		228		72		420
Average unit volume	$3,262		$957		$1,593		$1,725

Revenues. Consolidated revenues increased $7.0 million, or 11.6%, to $67.4 million in the second quarter of fiscal 2014 from $60.4 million in the second quarter of fiscal 2013. This increase was primarily driven by $6.8 million in incremental revenue from an additional 61 operating weeks provided by six new restaurants opened subsequent to the second quarter of fiscal 2013 and increased revenue at our comparable restaurants. These increases were partially offset by a decrease in revenue related to non-comparable restaurant sales.

Due to the inclusion of a 53rd week in fiscal 2013, there is a one-week calendar shift in the comparison of the second quarter of fiscal 2014, which ended June 17, 2014, to the second quarter of fiscal 2013, which ended June  11, 2013. As a result, our comparable restaurant sales calculation is based on comparing sales in the second quarter of fiscal 2014 to sales in the corresponding twelve week calendar period ended June 18, 2013. Comparable restaurant sales increased 2.2% for the second quarter of fiscal 2014 compared to the twelve week period ended June 18, 2013. The increase in comparable sales was driven by a 5.4% increase in average check partially offset by a 3.2% decrease in customer counts. Sales for the same restaurants in the second quarter of fiscal 2014 increased 2.3% compared to the second quarter of fiscal 2013.

Del Frisco’s revenues increased $1.3 million, or 3.8%, to $33.9 million in the second quarter of fiscal 2014 from $32.6 million in the second quarter of fiscal 2013. Comparable restaurant sales increased 5.2% for the second quarter of fiscal 2014 compared to the twelve week period ended June 18, 2013. The increase in comparable sales was driven by a 3.3% increase in average check as well as a 1.9% increase in customer counts. Sales for the same restaurants in the second quarter of fiscal 2014 increased 5.4% compared to the second quarter of fiscal 2013. The increases in comparable restaurant sales were partially offset by a decrease in revenue related to non-comparable restaurant sales.

Sullivan’s revenues increased $0.2 million, or 1.4%, to $18.4 million in the second quarter of fiscal 2014 from $18.2 million in the second quarter of fiscal 2013. Comparable restaurant sales increased 0.9% for the second quarter of fiscal 2014 compared to the twelve week period ended June 18, 2013. The increase in comparable sales was driven by a 5.9%  increase in average check partially offset by a 5.0% decrease in customer counts.

Sales for the same restaurants in the second quarter of fiscal 2014 increased 0.7% compared to the second quarter of fiscal 2013.  The increase in average check and offsetting reduced customer counts were impacted by a shift in mix associated with the removal of certain bar entrees.

Grille revenues increased $5.5 million, or 57.9%, to $15.1 million in the second quarter of fiscal 2014 from $9.6 million in the second quarter of fiscal 2013. This increase was primarily driven by incremental revenue from an additional 61 operating weeks provided by six new restaurants opened subsequent to the second quarter of fiscal 2013. These increases were partially offset by a decrease in revenue related to non-comparable restaurant sales.

Cost of Sales. Consolidated cost of sales increased $2.2 million, or 12.0%, to $20.3 million in the second quarter of fiscal 2014 from $18.1 million in the second quarter of fiscal 2013. This increase was primarily due to an additional 61 operating weeks provided by the opening of six restaurants subsequent to the second quarter of fiscal 2013. As a percentage of consolidated revenues, consolidated cost of sales increased to 30.1% during the second quarter of fiscal 2014 from 30.0% in the second quarter of fiscal 2013.

As a percentage of revenues, Del Frisco’s cost of sales increased to 31.1% during the second quarter of fiscal 2014 from 30.0% in the second quarter of fiscal 2013. This increase in cost of sales, as a percentage of revenues, was primarily due to higher beef and seafood costs partially offset by menu price increases implemented in the fourth quarter of fiscal 2013.

As a percentage of revenues, Sullivan’s cost of sales decreased to 30.4% during the second quarter of fiscal 2014 from 31.1% in the second quarter of fiscal 2013.  This decrease in cost of sales, as a percentage of revenues, was primarily due to lower liquor and wine costs as well as menu price increases implemented in the fourth quarter of fiscal 2013 and a shift in menu mix to more profitable items, partially offset by higher beef costs.

As a percentage of revenues, Grille cost of sales decreased to 27.5% during the second quarter of fiscal 2014 from 28.0% in the second quarter of fiscal 2013. This decrease in cost of sales, as a percentage of revenues, was primarily due to lower new opening inefficiencies.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $3.1 million, or 11.6%, to $30.0 million in the second quarter of fiscal 2014 from $26.9 million in the second quarter of fiscal 2013. This increase was primarily due to an additional 61 operating weeks in the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013 from the opening of six restaurants subsequent to the second quarter of fiscal 2013. As a percentage of consolidated revenues, consolidated restaurant operating expenses remained consistent at 44.6% in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013.

As a percentage of revenues, Del Frisco’s restaurant operating expenses decreased to 37.9% during the second quarter of fiscal 2014 from 38.9% during the second quarter of fiscal 2013.  This decrease in restaurant operating expenses, as a percentage of revenues, was primarily due to lower labor and benefits costs and lower restaurant operating expenses related to the leveraging effect of certain fixed and semi-variable costs in relation to increased revenue.

As a percentage of revenues, Sullivan’s restaurant operating expenses decreased to 50.5% during the second quarter of fiscal 2014 from 51.6% in the second quarter of fiscal 2013. This decrease in restaurant operating expenses, as a percentage of revenues, was due to lower occupancy and other restaurant operating expenses related to the leveraging effect of certain fixed and semi-variable costs in relation to increased revenue, partially offset by higher direct labor and benefits costs.

As a percentage of revenues, Grille restaurant operating expenses increased to 52.4% during the second quarter of fiscal 2014 from 50.5% in the second quarter of fiscal 2013. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher direct labor and benefits costs due to opening inefficiencies from restaurants opened in the fourth quarter of fiscal 2013 as well as higher occupancy costs.

Marketing and Advertising Costs. Consolidated marketing and advertising costs increased $0.1 million, or 2.9%, to $1.4 million in the second quarter of fiscal 2014 from $1.3 million in the second quarter of fiscal 2013. As a percentage of consolidated revenues, consolidated marketing and advertising costs decreased to 2.0% in the second quarter of fiscal 2014 from 2.2% in the second quarter of fiscal 2013.

As a percentage of revenues, Del Frisco’s marketing and advertising costs increased to 1.8% during the second quarter of fiscal 2014 from 1.7% in the second quarter of fiscal 2013.  Marketing and advertising costs, as a percentage of revenues, increased primarily due to higher outside promotions and direct mail marketing,  which were partially offset by lower print media spending.

As a percentage of revenues, Sullivan’s marketing and advertising costs remained consistent at 3.1% during the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013, which was the result of higher broadcast advertising and direct mail marketing,  fully offset by lower outside promotions costs.

As a percentage of revenues, Grille marketing and advertising costs decreased to 1.5% during the second quarter of fiscal 2014 compared to 2.3% in the second quarter of fiscal 2013.  The decrease in marketing and advertising costs, as a percentage of revenues, was primarily due to lower outside promotions and print media spending.

Pre-opening Costs. Pre-opening costs increased by $0.6 million to $0.9 million in the second quarter of fiscal 2014 from $0.3 million in the second quarter of fiscal 2013 due to there being one Grille opening in the second quarter of 2014, while there were no openings in the second quarter of 2013. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.

General and Administrative Costs. General and administrative costs increased  $0.6 million, or 16.4%, to $4.8 million in the second quarter of fiscal 2014 from $4.2 million in the second quarter of fiscal 2013. This increase was primarily related to additional costs related to growth in the number of corporate and regional management-level personnel to support recent and anticipated growth.  In addition, we incurred approximately $0.3 million in additional stock compensation expense in the second quarter of fiscal 2014 over the second quarter of fiscal 2013. As a percentage of revenues, general and administrative costs increased to 7.2% in the second quarter of fiscal 2014 from 6.9% in the second quarter of fiscal 2013. General and administrative costs are expected to continue to increase as a result of costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization. Depreciation and amortization increased $0.4 million, or 17.0%, to $3.0 million in the second quarter of fiscal 2014 from $2.6 million in the second quarter of fiscal 2013. The increase in depreciation and amortization expense primarily resulted from new assets placed in service during 2013 and upon the opening of the six new restaurants opened subsequent to the second quarter of fiscal 2013 as well as for existing restaurants that were remodeled during 2013 and the first two quarters of fiscal 2014.

Income Tax Expense. The effective income tax rate for the second quarter of fiscal 2014 was 30.7%  compared to an effective income tax rate of 35.9% for the second quarter of fiscal 2013. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses. In the second quarter of fiscal 2013, the Company determined that a deferred tax asset of $0.5 million recorded in the fourth quarter of fiscal 2012 relating to local income tax net operating loss carryforwards was not realizable, as the related net operating losses originated in years from which the carryforward period had expired. The Company corrected the deferred tax asset account resulting in a non-cash $0.5 million cumulative adjustment to record additional income tax expense in the second quarter of fiscal 2013, which increased the effective income tax rate for the second quarter of fiscal 2013. The adjustment did not impact historical cash flows and will not impact the timing of future income tax payments. Prior years’ financial statements were not restated as the impact of these issues was immaterial to previously reported results for any individual prior year and 2012.

Twenty-Four Weeks Ended June 17, 2014 Compared to the Twenty-Four Weeks Ended June 11, 2013

The following tables show our operating results (in thousands) by segment, as well as our operating results as a percentage of revenues, for the 24 weeks ended June 17, 2014 and June 11, 2013.

	24 Weeks Ended June 17, 2014
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$66,430	100.0%	$37,456	100.0%	$30,122	100.0%	$134,008	100.0%
Costs and expenses:
Cost of sales	20,600	31.0%	11,327	30.2%	8,417	27.9%	40,344	30.1%
Restaurant operating expenses	25,620	38.6%	18,978	50.7%	16,010	53.2%	60,608	45.2%
Marketing and advertising costs	1,099	1.6%	1,033	2.8%	475	1.6%	2,607	2.0%
Restaurant-level EBITDA	19,111	28.8%	6,118	16.3%	5,220	17.3%	30,449	22.7%
Pre-opening costs							1,290	1.0%
General and administrative							9,530	7.1%
Secondary public offering costs							5	0.0%
Depreciation and amortization							5,956	4.4%
Operating income							$13,668	10.2%

Restaurant operating weeks	240		456		265		961
Average unit volume	$6,643		$1,971		$2,728		$3,347

	24 Weeks Ended June 11, 2013
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$64,900	100.0%	$38,084	100.0%	$17,178	100.0%	$120,162	100.0%
Costs and expenses:
Cost of sales	19,938	30.7%	11,783	30.9%	4,812	28.0%	36,533	30.4%
Restaurant operating expenses	25,649	39.5%	19,126	50.2%	8,679	50.5%	53,454	44.5%
Marketing and advertising costs	979	1.5%	962	2.6%	315	1.9%	2,256	1.9%
Restaurant-level EBITDA	18,334	28.3%	6,213	16.3%	3,372	19.6%	27,919	23.2%
Pre-opening costs							919	0.8%
General and administrative							7,938	6.6%
Secondary public offering costs							412	0.3%
Public offering transaction bonuses							1,805	1.5%
Depreciation and amortization							5,006	4.1%

Operating income							$11,839	9.9%

Restaurant operating weeks	240		456		133		829
Average unit volume	$6,490		$2,004		$3,100		$3,479

Revenues. Consolidated revenues increased $13.8 million, or 11.5%, to $134.0 million in the first two quarters of fiscal 2014 from $120.2 million in the first two quarters of fiscal 2013. This increase was primarily driven by $15.1 million in incremental revenue from an additional 132 operating weeks provided by the one restaurant opened during and the six restaurants opened subsequent to the first two quarters of fiscal 2013 and increased revenue at our comparable restaurants. These increases were partially offset by a decrease in revenue related to non-comparable restaurant sales. During the first quarter of fiscal 2014, revenues were also negatively impacted by 32 lost restaurant operating days resulting from severe weather.

Due to the inclusion of a 53rd week in fiscal 2013, there is a one-week calendar shift in the comparison of the first two  quarters of fiscal 2014, which ended June 17, 2014, to the first two quarters of fiscal 2013, which ended June 11, 2013. As a result, our comparable restaurant sales calculation is based on comparing sales in the first two quarters of fiscal 2014 to sales in the corresponding twenty-four week calendar period ended June 18, 2013. Comparable restaurant sales increased 1.9% for the first two quarters of fiscal 2014 compared to the twenty-four week period ended June 18, 2013. The increase in comparable sales was driven by a 5.2% increase in average check partially offset by a 3.3% decrease in customer counts. Sales for the same restaurants in the first two quarters of fiscal 2014 increased 1.6% compared to the first two quarters of fiscal 2013.

Del Frisco’s revenues increased $1.5 million, or 2.4%, to $66.4 million in the first two quarters of fiscal 2014 from $64.9 million in the first two quarters of fiscal 2013. Comparable restaurant sales increased 5.2% for the first two quarters of fiscal 2014 compared to the twenty-four week period ended June 18, 2013. The increase in comparable sales was driven by a 4.3% increase in average check as well as a  0.9% increase in customer counts. Sales for the same restaurants in the first two quarters of fiscal 2014 increased 5.4% compared to the first two quarters of fiscal 2013.  The increases in comparable restaurant sales were partially offset by a decrease in revenue related to non-comparable restaurant sales. During the first quarter of fiscal 2014, Del Frisco’s revenues were negatively impacted by approximately 6 lost restaurant operating days resulting from severe weather.

Sullivan’s revenues decreased $0.6 million, or 1.6%, to $37.5 million in the first two quarters of fiscal 2014 from $38.1 million in the first two quarters of fiscal 2013. Comparable restaurant sales decreased 0.6% for the first two quarters of fiscal 2014 compared to the twenty-four week period ended June 18, 2013. The decrease in comparable sales was driven by a 4.7% decrease in customer counts partially offset by a 4.1% increase in average check. Sales for the same restaurants in the first two quarters of fiscal 2014 decreased 2.0% compared to the first two quarters of fiscal 2013. The increase in average check and offsetting reduced customer counts were impacted by a shift in mix associated with the removal of certain bar entrees. During the first two quarters of fiscal 2014, Sullivan’s revenues were negatively impacted by approximately 21 lost restaurant operating days resulting from severe weather.

Grille revenues increased $12.9 million, or 75.4%, to $30.1 million in the first two quarters of fiscal 2014 from $17.2 million in the first two quarters of fiscal 2013. This increase was primarily driven by incremental revenue from an additional 132 operating weeks provided by the one restaurant opened during and the six restaurants opened subsequent to the first two quarters of fiscal 2013. These increases were partially offset by a decrease in revenue related to non-comparable restaurant sales.

Cost of Sales. Consolidated cost of sales increased $3.8 million, or 10.4%, to $40.3 million in the first two quarters of fiscal 2014 from $36.5 million in the first two quarters of fiscal 2013. This increase was primarily due to an additional 132 operating weeks provided by the opening of one restaurant during and six restaurants subsequent to the first two quarters of fiscal 2013. As a percentage of consolidated revenues, consolidated cost of sales decreased to 30.1% during the first two quarters of fiscal 2014 from 30.4% in the first two quarters of fiscal 2013. This decrease was impacted by a blended menu price increase of 1.8% implemented in the fourth quarter of fiscal 2013.

As a percentage of revenues, Del Frisco’s cost of sales increased to 31.0% during the first two quarters of fiscal 2014 from 30.7% in the first two quarters of fiscal 2013. This increase in cost of sales, as a percentage of revenues, was primarily due to higher beef and seafood costs partially offset by menu price increases implemented in the fourth quarter of fiscal 2013.

As a percentage of revenues, Sullivan’s cost of sales decreased to 30.2% during the first two quarters of fiscal 2014 from 30.9% in the first two quarters of fiscal 2013.  This decrease in cost of sales, as a percentage of revenues, was primarily due to menu price increases implemented in the fourth quarter of fiscal 2013 as well as a shift in menu mix to more profitable items, partially offset by higher beef costs.

As a percentage of revenues, Grille cost of sales decreased to 27.9% during the first two quarters of fiscal 2014 from 28.0% in the first two quarters of fiscal 2013. This decrease in cost of sales, as a percentage of revenues, was primarily due to lower new opening inefficiencies from restaurants opened in the fourth quarter of fiscal 2013.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $7.1 million, or 13.4%, to $60.6 million in the first two quarters of fiscal 2014 from $53.5 million in the first two quarters of fiscal 2013. This increase was primarily due to an additional 132 operating weeks in the first two quarters of fiscal 2014 as compared to the first two quarters of fiscal 2013 from the opening of one restaurant during and six restaurants subsequent to the first two quarters of fiscal 2013. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 45.2% in the first two quarters of fiscal 2014 from 44.5% in the first quarter of fiscal 2013.

As a percentage of revenues, Del Frisco’s restaurant operating expenses decreased to 38.6% during the first two quarters of fiscal 2014 from 39.5% during the first two quarters of fiscal 2013.  This decrease in restaurant operating expenses was primarily due to lower direct labor and benefits costs, partially offset by slightly higher occupancy costs. These decreases were primarily related to the leveraging effect of certain fixed and semi-variable costs in relation to increased revenue.

As a percentage of revenues, Sullivan’s restaurant operating expenses increased to 50.7% during the first two quarters of fiscal 2014 from 50.2% in the first two quarters of fiscal 2013. This increase in restaurant operating expenses, as a percentage of revenues, was due to higher direct labor and benefits costs partially offset by lower occupancy and other restaurant operating costs. These increases were primarily related to the de-leveraging effect of certain fixed and semi-variable costs in relation to reduced revenue.

As a percentage of revenues, Grille restaurant operating expenses increased to 53.2% during the first two quarters of fiscal 2014 from 50.5% in the first two quarters of fiscal 2013. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher direct labor and benefits costs, occupancy costs and restaurant operating costs due to new opening inefficiencies from restaurants opened in the fourth quarter of fiscal 2013.

Marketing and Advertising Costs. Consolidated marketing and advertising costs increased $0.3 million, or 15.6%, to $2.6 million in the first two quarters of fiscal 2014 from $2.3 million in the first two quarters of fiscal 2013. As a percentage of consolidated revenues, consolidated marketing and advertising costs increased to 2.0% in the first two quarters of fiscal 2014 from 1.9% in the first two quarters of fiscal 2013.

As a percentage of revenues, Del Frisco’s marketing and advertising costs increased to 1.6% during the first two quarters of fiscal 2014 from 1.5% in the first two quarters of fiscal 2013.  Marketing and advertising costs, as a percentage of revenues, increased primarily due to higher outside promotions and direct mail marketing,  which were partially offset by lower broadcast advertising spending.

As a percentage of revenues, Sullivan’s marketing and advertising costs increased to 2.8% during the first two quarters of fiscal 2014 from 2.6% in the first two quarters of fiscal 2013, which was the result of higher broadcast advertising, outside promotions costs and direct mail marketing. These costs were also impacted by the de-leveraging effect of certain fixed costs in relation to reduced revenue.

As a percentage of revenues, Grille marketing and advertising costs decreased to 1.6% during the first two quarters of fiscal 2014 compared to 1.9% in the first two quarters of fiscal 2013.  The decrease in marketing and advertising costs, as a percentage of revenues, was primarily due to lower outdoor advertising and print media spending partially offset by higher  direct mail marketing.

Pre-opening Costs. Pre-opening costs increased by $0.4 million to $1.3 million in the first two quarters of fiscal 2014 from $0.9 million in the first two quarters of fiscal 2013 primarily due to non-cash preopening rent related to a new Del Frisco’s opening in the summer of 2014. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.

General and Administrative Costs. General and administrative costs increased $1.6 million, or 20.1%, to $9.5 million in the first two quarters of fiscal 2014 from $7.9 million in the first two quarters of fiscal 2013. This increase was primarily related to additional costs related to growth in the number of corporate and regional management-level personnel to support recent and anticipated growth.  In addition, we incurred approximately $0.7 million in additional stock compensation expense in the first two quarters of fiscal 2014 over the first two quarters of fiscal 2013. As a percentage of revenues, general and administrative costs increased to 7.1% in the first two quarters of fiscal 2014 from 6.6% in the first two quarters of fiscal 2013. General and administrative costs are expected to continue to increase as a result of costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.

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

Depreciation and Amortization. Depreciation and amortization increased $1.0 million, or 19.0%, to $6.0 million in the first two quarters of fiscal 2014 from $5.0 million in the first two quarters of fiscal 2013. The increase in depreciation and amortization expense primarily resulted from new assets placed in service during 2013 and 2014 upon the opening of the one restaurant during and six restaurants subsequent to the first two quarters of fiscal 2013 as well as for existing restaurants that were remodeled during 2013 and the first two quarters of fiscal 2014.

Income Tax Expense. The effective income tax rate for the first two quarters of fiscal 2014 was 31.7% compared to an effective income tax rate of 32.2% for the first two quarters of fiscal 2013. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses. In the second quarter of fiscal 2013, the Company determined that a deferred tax asset of $0.5 million recorded in the fourth quarter of fiscal 2012 relating to local income tax net operating loss carryforwards was not realizable, as the related net operating losses originated in years from which the carryforward period had expired. The Company corrected the deferred tax asset account resulting in a non-cash $0.5 million cumulative adjustment to record additional income tax expense in the second quarter of fiscal 2013, which increased the effective income tax rate for the first two quarters of fiscal 2013. The adjustment did not impact historical cash flows and will not impact the timing of future income tax payments. Prior years’ financial statements were not restated as the impact of these issues was immaterial to previously reported results for any individual prior year and 2012.

Liquidity and Capital Resources

Our principal liquidity requirements are our lease obligations and capital expenditure needs. We expect to finance our operations for at least the next several years, including costs of opening currently planned new restaurants, through cash provided by operations and borrowings available under our credit facility. We cannot be sure that these sources will be sufficient to finance our operations, and we may seek additional financing in the future. As of June 17, 2014, we had cash and cash equivalents of approximately $12.0 million.

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

The following table presents a summary of our cash flows for the 24 weeks ended June 17, 2014 and June  11, 2013 (in thousands):

	24 Weeks Ended
	June 17,	June 11,
	2014	2013
Net cash provided by operating activities	$17,421	$12,151
Net cash used in investing activities	(16,652)	(10,250)
Net cash (used in) provided by financing activities	(2,393)	1,779
Net (decrease) increase in cash and cash equivalents	$(1,624)	$3,680

Operating Activities. Net cash flows provided by operating activities increased $5.3 million during the 24 weeks ended June 17, 2014 as compared to the 24 weeks ended June 11, 2013, primarily due to a $4.3 million increase in cash related to the timing of payables, a $1.5 million increase in cash related to an increase in other liabilities, a $1.3 million increase in net income, a $1 million increase in depreciation and amortization and a $0.7 million increase in equity based compensation, partially offset by a $4.1 million decrease in deferred income taxes.

Investing Activities. Net cash used in investing activities for the 24 weeks ended June 17, 2014 was $16.7 million, consisting primarily of purchases of property and equipment. These purchases primarily related to construction of one Grille restaurant opened during the second quarter of 2014 and two Grille restaurants and one Del Frisco’s in progress at the end of the period and remodel activity of existing restaurants. Net cash used in investing activities for the 24 weeks ended June 11, 2013 was $10.3 million, consisting primarily of purchases of property and equipment. These purchases primarily related to construction of one Grille restaurant opened during the first quarter of fiscal 2013, one Grille restaurant that opened in the summer of fiscal 2013, and remodel activity of existing restaurants.

Financing Activities. Net cash used in financing activities for the 24 weeks ended June 17, 2014 was $2.4 million, which was comprised of $2.7 million in treasury stock purchases partially offset by $0.3 million in proceeds from the exercise of stock options.  Net cash provided by financing activities for the 24 weeks ended June 11, 2013 was $1.8 million, which was comprised solely of the contribution by Wagon to pay the transaction bonuses related to the secondary public offering that occurred in March of 2013.

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

Credit Facility. On October 15, 2012, we entered into a credit facility that provides for a three-year unsecured revolving credit facility of up to $25.0 million. Borrowings under the credit facility bear interest at a rate of LIBOR plus 1.50%. We are required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving loan facility. The credit facility is guaranteed by certain of our subsidiaries. The credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA (as defined in the credit facility), and minimum fixed charge coverage. Specifically, we are required to have a leverage ratio of less than 1.00 and a fixed charge coverage ratio of greater than 2.00. As of June 17, 2014, we were in compliance with each of these tests. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates. As of June 17, 2014 there were no outstanding borrowings under this facility.

We believe that net cash provided by operating activities and available borrowings under our credit facility will be sufficient to fund currently anticipated working capital, planned capital expenditures and debt service requirements for the next 24 months. We regularly review acquisitions and other strategic opportunities, which may require additional debt or equity financing.

Common Stock Repurchase Program. On October 9, 2013, the Company announced that the Board of Directors approved a common stock repurchase program. Under this program, the Company may from time to time purchase up to $10 million of its outstanding common stock. The common stock repurchases will be made at the Company’s discretion in the open market depending on share price, market conditions and other factors. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares. As of June 17, 2014, we had repurchased 300,000 shares of our common stock at a cost of $6.4 million.

Off-Balance Sheet Arrangements

Prior to the acquisition of Lone Star Steakhouse & Saloon, Inc. by Lone Star Fund, our predecessor guaranteed lease payments of certain non-Del Frisco’s Restaurant Group restaurants in connection with the leasing of real estate for these locations. As of June 17, 2014, we continue to be a guarantor for five of these leases. The leases expire at various times through 2016. These guarantees would require payment by us only in an event of default by the non-Del Frisco’s Restaurant Group tenant where it failed to make the required lease payments or perform other obligations under a lease. We believe that the likelihood is remote that material payments will be required under these guarantees. At June 17, 2014, the maximum potential amount of future lease payments we could be required to make as a result of the guarantees was $1.2 million.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers.  This ASU is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This update is effective in fiscal periods beginning after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In April 2014, the Financial Accounting Standards Board issued ASU, 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This ASU raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  This update is effective in fiscal periods beginning after December 15, 2014.  The adoption of this new guidance is not expected to have a significant impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings available under our credit facility, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. Although we currently do not have any outstanding debt, holding other variables constant, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $10,000 per $1.0 million outstanding debt.

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

We are subject to various claims and legal actions, including class actions, arising in the ordinary course of business from time to time, including claims related to food quality, personal injury, contract matters, health, wage and employment and other issues. None of these types of litigation, most of which are covered by insurance, has had a material effect on us, and as of the date of this report, we are not a party to any material pending legal proceedings and are not aware of any claims that we believe could have a materially adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes from our risk factors as previously reported in our 2013 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 9, 2013, the Company announced that the Board of Directors approved a common stock repurchase program. Under this program, the Company may from time to time purchase up to $10 million of its outstanding common stock. The common stock repurchases will be made at the Company’s discretion in the open market depending on share price, market conditions and other factors. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares. As of June 17, 2014, we had repurchased 300,000 shares of our common stock at a cost of $6.4 million.

Common stock repurchase activity during the fiscal quarter ended June 17, 2014 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value That May Yet Be Purchased Under the Plans or Programs

March 26 - April 22, 2014	—	$—	—	$6,319,476
April 23 - May 20, 2014	103,500	$26.10	103,500	$3,618,267
May 21 - June 17, 2014	—	$—	—	$3,618,267
Total	103,500	$26.10	103,500	$3,618,267

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July  22, 2014

Del Frisco’s Restaurant Group, Inc.

By:	/s/ Mark S. Mednansky
Mark S. Mednansky
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Thomas J. Pennison, Jr.
Thomas J. Pennison, Jr.
Chief Financial Officer, (Principal Financial Officer)