Form 10-Q
period 2014-09-09
Del Frisco's Restaurant Group, Inc.
filed 2014-10-14
CIK 1415301

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

_______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 9, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-35611

Del Frisco’s Restaurant Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-8453116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

920 S. Kimball Ave., Suite 100, Southlake, TX	76092
(Address of principal executive offices)	(Zip code)

(817) 601-3421

(Registrant’s telephone number, including area code)

930 S. Kimball Ave., Suite 100, Southlake, TX 76092

(Registrant’s former address)

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

As of October 13, 2014, the latest practicable date, 23,417,396 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

Table of Contents:

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	September 9,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,108	$13,674
Restricted cash	215	215
Inventory	14,379	14,094
Income taxes receivable	—	1,471
Deferred income taxes	2,842	2,797
Lease incentives receivable	2,681	4,226
Prepaid expenses and other	4,374	5,355
Total current assets	25,599	41,832
Property and equipment, net of accumulated depreciation of $45,296 and $54,002 at December 31, 2013 and September 9, 2014 (unaudited), respectively	148,826	124,091
Goodwill	75,365	75,365
Intangible assets, net	36,468	36,348
Deferred compensation plan investments	12,406	10,754
Other assets	351	261
Total assets	$299,015	$288,651

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$6,000	$—
Accounts payable	6,546	8,478
Accrued payroll	4,577	5,524
Accrued self-insurance	2,003	1,778
Deferred revenue	9,557	12,983
Income taxes payable	397	—
Other current liabilities	5,491	5,021
Total current liabilities	34,571	33,784
Deferred rent obligations	30,094	27,511
Deferred income taxes	12,792	15,199
Other liabilities	17,373	15,374
Total liabilities	94,830	91,868
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2013 or September 9, 2014 (unaudited)	—	—
Common stock, $0.001 par value, 190,000,000 shares authorized, 23,626,642 and 23,417,396 shares issued and outstanding at December 31, 2013 and September 9, 2014 (unaudited), respectively	24	24
Treasury stock at cost: 196,500 and 465,496 shares at December 31, 2013 and September 9, 2014 (unaudited), respectively	(10,000)	(3,681)
Additional paid in capital	132,606	129,961
Retained earnings	81,555	70,479
Total stockholders' equity	204,185	196,783
Total liabilities and stockholders' equity	$299,015	$288,651

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income—Unaudited

(Dollars in thousands, except per share data)

	12 Weeks Ended		36 Weeks Ended
	September 9,	September 3,	September 9,	September 3,
	2014	2013	2014	2013
Revenues	$61,949	$54,183	$195,957	$174,345
Costs and expenses:
Costs of sales	18,693	16,187	59,038	52,721
Restaurant operating expenses	30,046	25,693	90,654	79,147
Marketing and advertising costs	1,410	1,336	4,017	3,592
Pre-opening costs	1,577	835	2,867	1,754
General and administrative costs	4,673	4,174	14,202	12,112
Secondary public offering costs	—	381	5	793
Public offering transaction bonuses	—	3,705	—	5,510
Depreciation and amortization	3,098	2,631	9,053	7,637
Operating income (loss)	2,452	(759)	16,121	11,079
Other income (expense), net:
Interest expense	(18)	(8)	(49)	(56)
Other	(61)	(56)	(100)	(56)
Income (loss) before income taxes	2,373	(823)	15,972	10,967
Income tax expense (benefit)	588	(443)	4,896	3,347
Net income (loss)	$1,785	$(380)	$11,076	$7,620

Basic income (loss) per common share	$0.08	$(0.02)	$0.47	$0.32
Diluted income (loss) per common share	$0.08	$(0.02)	$0.47	$0.32

Shares used in computing net income (loss) per common share:
Basic	23,464,306	23,801,335	23,513,905	23,796,890
Diluted	23,682,508	23,801,335	23,754,781	23,848,946

Comprehensive income (loss)	$1,785	$(380)	$11,076	$7,620

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity—Unaudited

(Dollars in thousands)

	Common Stock		Additional Paid	Treasury	Retained
	Shares	Par Value	In Capital	Stock	Earnings	Total

Balance at December 31, 2013	23,626,642	$24	$129,961	$(3,681)	$70,479	$196,783
Comprehensive income	—	—	—	—	11,076	11,076
Share-based compensation costs	—	—	1,750	—	—	1,750
Stock option exercises, including tax effects	59,750	—	895	—	—	895
Treasury stock purchases	(268,996)	—	—	(6,319)	—	(6,319)
Balance at September 9, 2014	23,417,396	$24	$132,606	$(10,000)	$81,555	$204,185

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Dollars in thousands)

	36 Weeks Ended
	September 9,	September 3,
	2014	2013
Cash flows from operating activities:
Net income	$11,076	$7,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,053	7,637
Loss on disposal of restaurant property	100	58
Loan cost amortization	12	12
Non-cash equity based compensation	1,750	871
Deferred income taxes	(2,452)	3,426
Amortization of deferred lease incentives	(543)	(345)
Changes in operating assets and liabilities:
Inventories	(285)	(452)
Lease incentives receivable	3,298	1,987
Other assets	(117)	440
Accounts payable	(2,682)	(3,830)
Income taxes	2,022	(4,151)
Deferred rent obligations	1,534	941
Other liabilities	(2,548)	(4,075)
Net cash provided by operating activities	20,218	10,139

Cash flows from investing activities:
Proceeds from sale of property and equipment	9	5
Purchases of property and equipment	(33,037)	(17,797)
Other	(332)	(92)
Net cash used in investing activities	(33,360)	(17,884)

Cash flows from financing activities:
Proceeds from long-term debt	6,000	—
Contribution from majority shareholder	—	5,431
Purchases of treasury stock	(6,319)	—
Proceeds from exercise of stock options	895	262
Net cash provided by financing activities	576	5,693

Net decrease in cash and cash equivalents	(12,566)	(2,052)
Cash and cash equivalents at beginning of period	13,674	10,763
Cash and cash equivalents at end of period	$1,108	$8,711

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$42	$55
Income taxes	$5,514	$3,984

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

1.	BUSINESS AND BASIS OF PRESENTATION

As of September 9, 2014, Del Frisco’s Restaurant Group, Inc. (the “Company”) owned and operated 42 restaurants under the concept names of Del Frisco’s Double Eagle Steak House (“Del Frisco’s”), Sullivan’s Steakhouse (“Sullivan’s”), and Del Frisco’s Grille (“Grille”). Of the 42 restaurants the Company operated at the end of the period covered by this report, there were 10 Del Frisco’s restaurants, 19 Sullivan’s restaurants and 13 Grille restaurants in operation in 20 states throughout the United States of America. Two new Grille locations opened during the 36 weeks ended September 9, 2014 in Burlington, Massachusetts and Irvine, California.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the 12 and 36 weeks ended September 9, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2014. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on February 28, 2014.

The Company operates on a 52- or 53-week fiscal year ending the last Tuesday in December. The fiscal quarters ended September 9, 2014 and September 3, 2013 each contained 12 weeks and are referred to herein as the third quarter of fiscal year 2014 and the third quarter of fiscal year 2013, respectively. Fiscal year 2014 will be a 52-week fiscal year and fiscal year 2013 was a 53-week fiscal year.

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

Basic earnings per share (“EPS”) data is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the 12 and 36 weeks ended September 9, 2014 excludes options to purchase 728,303 and 709,625 shares of common stock, which were outstanding during the periods, but were antidilutive. Diluted EPS for the 12 and 36 weeks ended September 3, 2013, excludes options to purchase 396,047 and 233,829 shares, which were outstanding during the period but were anti-dilutive.

(dollars in thousands, except per share data)

	12 Weeks Ended		36 Weeks Ended
	September 9,	September 3,	September 9,	September 3,
	2014	2013	2014	2013
Net income (loss)	$1,785	$(380)	$11,076	$7,620
Shares:
Weighted average number of common shares outstanding	23,464,306	23,801,335	23,513,905	23,796,890
Dilutive shares	218,202	—	240,876	52,056
Total Diluted Shares	23,682,508	23,801,335	23,754,781	23,848,946

Basic income per common share	$0.08	$(0.02)	$0.47	$0.32
Diluted income per common share	$0.08	$(0.02)	$0.47	$0.32

4.	STOCK-BASED EMPLOYEE COMPENSATION

2012 Long-Term Equity Incentive Plan

On July 16, 2012, the Company adopted the Del Frisco’s Restaurant Group, Inc. 2012 Long-Term Equity Incentive Plan (the “2012 Plan”), which allows the Company to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options become exercisable at various periods ranging from one to four years from the date of grant. The 2012 Plan has 2,232,800 shares authorized for issuance under the plan. There were 1,484,650 shares of common stock issuable upon exercise of outstanding options at September 9, 2014 and 659,925 shares available for future grants.

The following table details the Company’s total stock option compensation cost during the 12 and 36 weeks ended September 9, 2014 and September 3, 2013 as well as where the costs were expensed (in thousands):

	12 Weeks Ended		36 Weeks Ended
	September 9,	September 3,	September 9,	September 3,
	2014	2013	2014	2013
Restaurant operating expenses	$101	$79	$300	$171
General and administrative costs	495	326	1,450	700
Total stock compensation cost	$596	$405	$1,750	$871

The following table summarizes stock option activity during the 36 week period ended September 9, 2014:

	36 Weeks Ended September 9, 2014
	Shares	Weighted average exercise price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value ($000's)
Outstanding at beginning of year	1,492,775	$17.01
Granted	82,375	22.65
Exercised	(59,750)	13.22
Forfeited	(30,750)	18.30
Outstanding at end of period	1,484,650	$17.45	8.5 years	7,897
Options exercisable at end of period	460,400	$16.18	8.3 years	3,007

A summary of the status of non-vested stock options as of September 9, 2014 and changes during the 36 weeks ended September 9, 2014 is presented below:

	36 Weeks Ended
	September 9, 2014
	Shares	Weighted average Grant-Date Fair Value
Non-vested stock options at beginning of year	1,326,375	$6.84
Granted	82,375	8.85
Vested	(353,750)	6.65
Forfeited	(30,750)	7.12
Non-vested stock options at end of period	1,024,250	$7.07

As of September 9, 2014, there was $6.6 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a period of approximately 2.5 years. The following table details the values from and assumptions for the Black-Scholes option pricing model for stock options issued during the 36 weeks ended September 9, 2014 and September 3, 2013:

	36 Weeks Ended	36 Weeks Ended
	September 9, 2014	September 3, 2013
Weighted average grant date fair value	$8.85	$8.30
Weighted average risk-free interest rate	1.91%	1.44%
Weighted average expected life	5.91 years	5.49 years
Weighted average volatility	38.00%	41.65%
Expected dividend	—	—

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

In addition, the Company is required to estimate the expected forfeiture rate and only recognizes expense for those stock options expected to vest. If the actual forfeiture rate is materially different from the Company’s estimate, the share-based compensation expense could be materially different.

5.	RELATED PARTY TRANSACTIONS

In connection with the March and July 2013 secondary public offerings, certain executives of the Company earned transaction bonuses totaling approximately $1.8 million and $3.7 million, respectively. These bonuses were earned under letter agreements, as amended, with Wagon, in which certain executives of the Company were eligible to receive a transaction bonus upon the occurrence of eligible transactions. Wagon was responsible for funding any transaction bonuses under these agreements, including those paid in connection with the March and July 2013 secondary public offerings. As these bonuses were contingent upon employment with the Company, the Company was required to record the expense of these bonuses and recognize the funding by Wagon as additional paid in capital. The $1.8 million related to the March 2013 secondary public offering was recorded as an expense to the Company and capital contribution by Wagon in the first quarter of fiscal 2013. The $3.7 million related to the July 2013 secondary public offering was recorded as an expense to the Company and capital contribution by Wagon in the third quarter of fiscal 2013.

In July 2012, the Company entered into a Transition Services Agreement with an affiliate of Lone Star Fund to provide certain limited support services, including legal and risk management, until the Company could complete transition of these functions to internal or third-party resources. This agreement was terminated in July 2013. General and administrative expenses include charges of approximately $5,000 and $30,000 for these services for the 12 and 36 weeks ended September 3, 2013,  respectively, primarily for legal services.

6.	LONG-TERM DEBT

On October 15, 2012 the Company entered into a credit facility that provides for a three-year unsecured revolving credit facility of up to $25.0 million. Borrowings under the credit facility bear interest at a rate of LIBOR plus 1.50%. The Company is required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving credit facility. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA and minimum fixed charge coverage, both as defined in the credit agreement. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates. The Company was in compliance with all of the debt covenants as of September 9, 2014 and December 31, 2013.

There were no outstanding borrowings on the Company’s revolving credit facility on December 31, 2013. As of September 9, 2014, there were $6.0 million in outstanding borrowings on the Company’s revolving credit facility, and the Company had approximately $18.1 million of borrowings available under its revolving credit facility, with $861,000 in outstanding letters of credit commitments drawn on the facility.

7.	INCOME TAXES

The effective income tax rate for the 12 and 36 weeks ended September 9, 2014 was 24.8% and 30.7%, respectively, compared to an effective income tax benefit rate of 53.8% for the 12 weeks ended September 3, 2013, and an effective income tax rate of 30.5% for the 36 weeks ended September 3, 2013. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses.

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis at September 9, 2014 and December 31, 2013, respectively (in thousands):

	Fair Value Measurements
	Level	September 9, 2014	December 31, 2013
Deferred compensation plan investments	2	$12,406	$10,754
Deferred compensation plan liabilities (included in Other liabilities)	2	$(12,867)	$(11,022)

There were no transfers among levels within the fair-value hierarchy during the first three quarters of fiscal 2014 and fiscal 2013.

9.	SEGMENT REPORTING

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

The following tables present information about reportable segments for the 12 and 36 weeks ended September 9, 2014 and September 3, 2013 and as of September 9, 2014 and September 3, 2013, respectively (in thousands):

	12 Weeks Ended September 9, 2014
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$30,803	$16,067	$15,079	$—	$61,949
Restaurant-level EBITDA	8,126	1,799	1,875	—	11,800
Capital expenditures	10,379	512	5,776	43	16,710
Property and equipment	90,592	45,342	64,810	2,084	202,828

	12 Weeks Ended September 3, 2013
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$28,786	$16,061	$9,336	$—	$54,183
Restaurant-level EBITDA	7,799	1,605	1,563	—	10,967
Capital expenditures	867	537	5,883	280	7,567
Property and equipment	72,572	43,662	39,517	1,722	157,473

	36 Weeks Ended September 9, 2014
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$97,233	$53,523	$45,201	$—	$195,957
Restaurant-level EBITDA	27,236	7,918	7,094	—	42,248
Capital expenditures	17,154	2,893	13,426	314	33,787
Property and equipment	90,592	45,342	64,810	2,084	202,828

	36 Weeks Ended September 3, 2013
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$93,685	$54,146	$26,514	$—	$174,345
Restaurant-level EBITDA	26,134	7,819	4,932	—	38,885
Capital expenditures	2,287	1,488	13,695	327	17,797
Property and equipment	72,572	43,662	39,517	1,722	157,473

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

	12 Weeks Ended		36 Weeks Ended
	September 9, 2014	September 3, 2013	September 9, 2014	September 3, 2013
Restaurant-level EBITDA	$11,800	$10,967	$42,248	$38,885
Less:
Pre-opening costs	1,577	835	2,867	1,754
General and administrative costs	4,673	4,174	14,202	12,112
Secondary public offering costs	—	381	5	793
Public offering transaction bonuses	—	3,705	—	5,510
Depreciation and amortization	3,098	2,631	9,053	7,637
Operating income (loss)	$2,452	$(759)	$16,121	$11,079

10.	COMMITMENTS AND CONTINGENCIES

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

Prior to the acquisition of Lone Star Steakhouse & Saloon, Inc. by Lone Star Fund, the Company’s predecessor guaranteed certain lease payments of certain non-Company restaurants in connection with the leasing of real estate for restaurant locations. As of December 31, 2013 and September 9, 2014, the Company was responsible as guarantor for five of these leases of its former affiliates. The leases expire at various times through 2016. These guarantees will require payment by the Company only in an event of default by the former affiliate where it is unable to make the required lease payments. Management believes that the likelihood is remote that material payments will be required under these guarantees. At December 31, 2013 and September 9, 2014 the maximum potential amount of future lease payments the Company could be required to make as a result of the guarantees was approximately $1.4 million and  $1.0 million, respectively.

At December 31, 2013 and September 9, 2014, the Company had outstanding letters of credit of $976,000 and $1,076,000, respectively, of which $761,000 and $861,000, respectively, were drawn on the Company’s credit facility (see Note 6, Long-Term Debt ) and $215,000 were collateralized by restricted cash. The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions.

11.   SUBSEQUENT EVENTS

On October 14, 2014, the Company announced that the Board of Directors approved a common stock repurchase program. Under this program, the Company may from time to time purchase up to $25 million of its outstanding common stock. The common stock repurchases will be made at the Company’s discretion in the open market depending on share price, market conditions and other factors. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares.

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

Overview

Del Frisco’s Restaurant Group develops, owns and operates three contemporary, high-end, complementary restaurants: Del Frisco’s Double Eagle Steak House, or Del Frisco’s, Sullivan’s Steakhouse, or Sullivan’s, and Del Frisco’s Grille, or the Grille. We currently operate 42 restaurants in 20 states. Of the 42 restaurants we operated as of the end of the period covered by this report, there were 10 Del Frisco’s restaurants, 19 Sullivan’s restaurants and 13 Grille restaurants. During the first three fiscal quarters of 2014, we opened two new Grille locations in Burlington, Massachusetts and Irvine, California.

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

Performance Indicators. We use the following key metrics in evaluating the performance of our restaurants:

•

Comparable Restaurant Sales. We consider a restaurant to be comparable during the first full fiscal period following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 30 and 34 restaurants at September 3, 2013 and September 9, 2014, respectively.

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

Results of Operations

The following table shows our operating results (in thousands), as well as our operating results as a percentage of revenues, for the 12 and 36 weeks ended September 9, 2014 and September 3, 2013.

	12 Weeks Ended				36 Weeks Ended
	September 9,		September 3,		September 9,		September 3,
	2014		2013		2014		2013
Revenues	$61,949	100.0%	$54,183	100.0%	$195,957	100.0%	$174,345	100.0%
Costs and expenses:
Costs of sales	18,693	30.2%	16,187	29.9%	59,038	30.1%	52,721	30.2%
Restaurant operating expenses	30,046	48.5%	25,693	47.4%	90,654	46.3%	79,147	45.4%
Marketing and advertising costs	1,410	2.3%	1,336	2.5%	4,017	2.0%	3,592	2.1%
Pre-opening costs	1,577	2.5%	835	1.5%	2,867	1.5%	1,754	1.0%
General and administrative costs	4,673	7.5%	4,174	7.7%	14,202	7.3%	12,112	6.9%
Secondary public offering costs	—	0.0%	381	0.7%	5	0.0%	793	0.4%
Public offering transaction bonuses	—	0.0%	3,705	6.8%	—	0.0%	5,510	3.2%
Depreciation and amortization	3,098	5.0%	2,631	4.9%	9,053	4.6%	7,637	4.4%
Operating income (loss)	2,452	4.0%	(759)	-1.4%	16,121	8.2%	11,079	6.4%
Other income (expense), net:
Interest expense	(18)	-0.1%	(8)	0.0%	(49)	0.0%	(56)	-0.1%
Other	(61)	-0.1%	(56)	-0.1%	(100)	-0.1%	(56)	-0.1%
Income (loss) before income taxes	2,373	3.8%	(823)	-1.5%	15,972	8.1%	10,967	6.2%
Income tax expense (benefit)	588	0.9%	(443)	-0.8%	4,896	2.4%	3,347	1.8%
Net income (loss)	$1,785	2.9%	$(380)	-0.7%	$11,076	5.7%	$7,620	4.4%

Fiscal Quarter Ended September 9, 2014 (12 weeks) Compared to the Fiscal Quarter Ended September 3, 2013 (12 weeks)

The following tables show our operating results (in thousands) by segment, as well as our operating results as a percentage of revenues, for the 12 weeks ended September 9, 2014 and September 3, 2013.

	12 Weeks Ended September 9, 2014
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$30,803	100.0%	$16,067	100.0%	$15,079	100.0%	$61,949	100.0%
Costs and expenses:
Cost of sales	9,753	31.7%	4,784	29.8%	4,156	27.6%	18,693	30.2%
Restaurant operating expenses	12,382	40.2%	8,842	55.0%	8,822	58.5%	30,046	48.5%
Marketing and advertising costs	542	1.7%	642	4.0%	226	1.5%	1,410	2.3%
Restaurant-level EBITDA	8,126	26.4%	1,799	11.2%	1,875	12.4%	11,800	19.0%
Pre-opening costs							1,577	2.5%
General and administrative							4,673	7.5%
Depreciation and amortization							3,098	5.0%
Operating income							$2,452	4.0%

Restaurant operating weeks	120		228		149		497
Average weekly volume	$257		$70		$101		$125

	12 Weeks Ended September 3, 2013
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$28,786	100.0%	$16,061	100.0%	$9,336	100.0%	$54,183	100.0%
Costs and expenses:
Cost of sales	8,749	30.4%	4,870	30.3%	2,568	27.5%	16,187	29.9%
Restaurant operating expenses	11,731	40.7%	8,908	55.5%	5,054	54.2%	25,693	47.4%
Marketing and advertising costs	507	1.8%	678	4.2%	151	1.6%	1,336	2.5%
Restaurant-level EBITDA	7,799	27.1%	1,605	10.0%	1,563	16.7%	10,967	20.2%
Pre-opening costs							835	1.5%
General and administrative							4,174	7.7%
Secondary public offering costs							381	0.7%
Public offering transaction bonuses							3,705	6.8%
Depreciation and amortization							2,631	4.9%
Operating income (loss)							$(759)	-1.4%

Restaurant operating weeks	120		228		79		427
Average weekly volume	$240		$70		$118		$127

Revenues. Consolidated revenues increased $7.7 million, or 14.3%, to $61.9 million in the third quarter of fiscal 2014 from $54.2 million in the third quarter of fiscal 2013. This increase was primarily driven by $6.8 million in incremental revenue from an additional 70 operating weeks provided by one new restaurant opened during and six new restaurants opened subsequent to the third quarter of fiscal 2013 and increased revenue at our comparable restaurants. These increases were partially offset by a decrease in revenue related to non-comparable restaurant sales.

Due to the inclusion of a 53rd week in fiscal 2013, there is a one-week calendar shift in the comparison of the third quarter of fiscal 2014, which ended September 9, 2014, to the third quarter of fiscal 2013, which ended September 3, 2013. As a result, our comparable restaurant sales calculation is based on comparing sales in the third quarter of fiscal 2014 to sales in the corresponding twelve week calendar period ended September 10, 2013. Comparable restaurant sales increased 3.7% for the third quarter of fiscal 2014 compared to the twelve week period ended September 10, 2013. Sales for the same restaurants in the third quarter of fiscal 2014 increased 1.9% compared to the third quarter of fiscal 2013.

Del Frisco’s revenues increased $2.0 million, or 7.0%, to $30.8 million in the third quarter of fiscal 2014 from $28.8 million in the third quarter of fiscal 2013. Comparable restaurant sales increased 8.4% for the third quarter of fiscal 2014 compared to the twelve week period ended September 10, 2013. The increase in comparable sales was driven by a 3.8% increase in average check as well as a 4.6% increase in customer counts. Sales for the same restaurants in the third quarter of fiscal 2014 increased 6.5% compared to the third quarter of fiscal 2013.

Sullivan’s revenues remained consistent at $16.1 million in the third quarter of fiscal 2014 and 2013. Comparable restaurant sales increased 0.6% for the third quarter of fiscal 2014 compared to the twelve week period ended September 10, 2013. The increase in comparable sales was driven by a 7.3% increase in average check partially offset by a 6.7% decrease in customer counts. The increase in average check and offsetting reduced customer counts were impacted by a shift in mix associated with the removal of certain bar entrees. Sales for the same restaurants in the third quarter of fiscal 2014 decreased 1.3% compared to the third quarter of fiscal 2013.

Grille revenues increased $5.8 million, or 61.5%, to $15.1 million in the third quarter of fiscal 2014 from $9.3 million in the third quarter of fiscal 2013. This increase was primarily driven by incremental revenue from an additional 70 operating weeks provided by one new restaurant opened during and six new restaurants opened subsequent to the third quarter of fiscal 2013. These increases were partially offset by a decrease in revenue related to non-comparable restaurant sales.

Cost of Sales. Consolidated cost of sales increased $2.5 million, or 15.5%, to $18.7 million in the third quarter of fiscal 2014 from $16.2 million in the third quarter of fiscal 2013. This increase was primarily due to an additional 70 operating weeks provided by the opening of one restaurant during and six restaurants subsequent to the third quarter of fiscal 2013. As a percentage of consolidated revenues, consolidated cost of sales increased to 30.2% during the third quarter of fiscal 2014 from 29.9% in the third quarter of fiscal 2013.

As a percentage of revenues, Del Frisco’s cost of sales increased to 31.7% during the third quarter of fiscal 2014 from 30.4% in the third quarter of fiscal 2013. This increase in cost of sales, as a percentage of revenues, was primarily due to higher beef and seafood costs partially offset by menu price increases implemented in the fourth quarter of fiscal 2013.

As a percentage of revenues, Sullivan’s cost of sales decreased to 29.8% during the third quarter of fiscal 2014 from 30.3% in the third quarter of fiscal 2013.  This decrease in cost of sales, as a percentage of revenues, was primarily due to lower liquor and wine costs as well as menu price increases implemented in the fourth quarter of fiscal 2013 and a shift in menu mix to more profitable items, partially offset by higher beef costs.

As a percentage of revenues, Grille cost of sales increased to 27.6% during the third quarter of fiscal 2014 from 27.5% in the third quarter of fiscal 2013. This increase in cost of sales, as a percentage of revenues, was primarily due to increased beef costs.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $4.3 million, or 16.9%, to $30.0 million in the third quarter of fiscal 2014 from $25.7 million in the third quarter of fiscal 2013. This increase was primarily due to an additional 70 operating weeks in the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013 from the opening of one restaurant during and six restaurants subsequent to the third quarter of fiscal 2013. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 48.5% in the third quarter of fiscal 2014 from 47.4% in the third quarter of fiscal 2013.

As a percentage of revenues, Del Frisco’s restaurant operating expenses decreased to 40.2% during the third quarter of fiscal 2014 from 40.7% during the third quarter of fiscal 2013.  This decrease in restaurant operating expenses, as a percentage of revenues, was primarily due to lower labor and benefits costs and lower restaurant operating expenses related to the leveraging effect of certain fixed and semi-variable costs in relation to increased revenue.

As a percentage of revenues, Sullivan’s restaurant operating expenses decreased to 55.0% during the third quarter of fiscal 2014 from 55.5% in the third quarter of fiscal 2013. This decrease in restaurant operating expenses, as a percentage of revenues, was due to lower other restaurant operating expenses related to strategic cost saving initiatives, partially offset by higher occupancy and direct labor and benefits cost.

As a percentage of revenues, Grille restaurant operating expenses increased to 58.5% during the third quarter of fiscal 2014 from 54.2% in the third quarter of fiscal 2013. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher direct labor and benefits costs due to opening inefficiencies from restaurants opened in fiscal 2014 as well as higher occupancy costs.

Marketing and Advertising Costs. Consolidated marketing and advertising costs increased $0.1 million, or 5.5%, to $1.4 million in the third quarter of fiscal 2014 from $1.3 million in the third quarter of fiscal 2013. As a percentage of consolidated revenues, consolidated marketing and advertising costs decreased to 2.3% in the third quarter of fiscal 2014 from 2.5% in the third quarter of fiscal 2013.

As a percentage of revenues, Del Frisco’s marketing and advertising costs decreased to 1.7% during the third quarter of fiscal 2014 from 1.8% in the third quarter of fiscal 2013.  Marketing and advertising costs, as a percentage of revenues, decreased primarily due to the leveraging effect of certain costs in relation to increased revenue.

As a percentage of revenues, Sullivan’s marketing and advertising costs decreased to 4.0% during the third quarter of fiscal 2014 from 4.2%  in the third quarter of fiscal 2013, which was the result of lower direct mail marketing and outside promotion costs, partially offset by higher broadcast advertising.

As a percentage of revenues, Grille marketing and advertising costs decreased to 1.5% during the third quarter of fiscal 2014 compared to 1.6% in the third quarter of fiscal 2013.  The decrease in marketing and advertising costs, as a percentage of revenues, was primarily due to lower public relations fees and print media spending.

Pre-opening Costs. Pre-opening costs increased by $0.8 million to $1.6 million in the third quarter of fiscal 2014 from $0.8 million in the third quarter of fiscal 2013 due primarily to non-cash preopening rent related to a new Del Frisco’s that opened in late September of 2014. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.

General and Administrative Costs. General and administrative costs increased $0.5 million, or 12.0%, to $4.7 million in the third quarter of fiscal 2014 from $4.2 million in the third quarter of fiscal 2013. This increase was primarily related to additional costs related to growth in the number of corporate and regional management-level personnel to support recent and anticipated growth.  In addition, we incurred approximately $0.2 million in additional stock compensation expense in the third quarter of fiscal 2014 over the third quarter of fiscal 2013. As a percentage of revenues, general and administrative costs decreased to 7.5% in the third quarter of fiscal 2014 compared to 7.7% in the third quarter of fiscal 2013. General and administrative costs are expected to continue to increase as a result of costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.

Secondary Public Offering Costs. In conjunction with the secondary public offering in the third quarter of fiscal 2013, we incurred $0.4 million in legal, accounting, printing, and registration expenses.

Public Offering Transaction Bonuses. Under a letter agreement, as amended, with LSF5 Wagon Holdings, LLC, or Wagon, an affiliate of Lone Star Fund, and our former principal stockholder, certain executives of the Company were eligible to receive a transaction bonus upon the occurrence of an eligible transaction. Wagon was responsible to fund the transaction bonus. As this bonus was contingent upon employment with the Company, the Company was required to record the expense of these bonuses and recognize the funding by Wagon as additional paid in capital. Associated with the July 2013 secondary public offering, the Company recorded $3.7 million in transaction bonuses under the transaction bonus agreements.

Depreciation and Amortization. Depreciation and amortization increased $0.5 million, or 17.7%, to $3.1 million in the third quarter of fiscal 2014 from $2.6 million in the third quarter of fiscal 2013. The increase in depreciation and amortization expense primarily resulted from new assets placed in service during 2013 and upon the opening of the one new restaurant during and six new restaurants subsequent to the third quarter of fiscal 2013 as well as for existing restaurants that were remodeled during 2013 and the first three quarters of fiscal 2014.

Income Tax Expense (Benefit). The effective income tax rate for the third quarter of fiscal 2014 was 24.8% compared to an effective income tax benefit rate of 53.8% for the third quarter of fiscal 2013. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses.

Thirty-Six Weeks Ended September 9, 2014 Compared to the Thirty-Six Weeks Ended September 3, 2013

The following tables show our operating results (in thousands) by segment, as well as our operating results as a percentage of revenues, for the 36 weeks ended September 9, 2014 and September 3, 2013.

	36 Weeks Ended September 9, 2014
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$97,233	100.0%	$53,523	100.0%	$45,201	100.0%	$195,957	100.0%
Costs and expenses:
Cost of sales	30,355	31.2%	16,110	30.1%	12,573	27.8%	59,038	30.1%
Restaurant operating expenses	38,002	39.1%	27,819	52.0%	24,833	54.9%	90,654	46.3%
Marketing and advertising costs	1,640	1.7%	1,676	3.1%	701	1.6%	4,017	2.0%
Restaurant-level EBITDA	27,236	28.0%	7,918	14.8%	7,094	15.7%	42,248	21.6%
Pre-opening costs							2,867	1.5%
General and administrative							14,202	7.3%
Secondary public offering costs							5	0.0%
Depreciation and amortization							9,053	4.6%
Operating income							$16,121	8.2%

Restaurant operating weeks	360		684		414		1,458
Average weekly volume	$270		$78		$109		$134

	36 Weeks Ended September 3, 2013
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$93,685	100.0%	$54,146	100.0%	$26,514	100.0%	$174,345	100.0%
Costs and expenses:
Cost of sales	28,686	30.6%	16,654	30.8%	7,381	27.8%	52,721	30.2%
Restaurant operating expenses	37,379	39.9%	28,034	51.8%	13,734	51.8%	79,147	45.4%
Marketing and advertising costs	1,486	1.6%	1,639	3.0%	467	1.8%	3,592	2.1%
Restaurant-level EBITDA	26,134	27.9%	7,819	14.4%	4,932	18.6%	38,885	22.3%
Pre-opening costs							1,754	1.0%
General and administrative							12,112	6.9%
Secondary public offering costs							793	0.4%
Public offering transaction bonuses							5,510	3.2%
Depreciation and amortization							7,637	4.4%

Operating income							$11,079	6.4%

Restaurant operating weeks	360		684		212		1,256
Average weekly volume	$260		$79		$125		$139

Revenues. Consolidated revenues increased $21.6 million, or 12.4%, to $195.9 million in the first three quarters of fiscal 2014 from $174.3 million in the first three quarters of fiscal 2013. This increase was primarily driven by $21.9 million in incremental revenue from an additional 202 operating weeks provided by the two restaurants opened during and the six restaurants opened subsequent to the first three quarters of fiscal 2013 and increased revenue at our comparable restaurants. These increases were partially offset by a decrease in revenue related to non-comparable restaurant sales. During the first quarter of fiscal 2014, revenues were also negatively impacted by 32 lost restaurant operating days resulting from severe weather.

Due to the inclusion of a 53rd week in fiscal 2013, there is a one-week calendar shift in the comparison of the first three quarters of fiscal 2014, which ended September 9, 2014, to the first three quarters of fiscal 2013, which ended September 3, 2013. As a result, our comparable restaurant sales calculation is based on comparing sales in the first three quarters of fiscal 2014 to sales in the corresponding thirty-six week calendar period ended September 10, 2013. Comparable restaurant sales increased 2.5% for the first three quarters of fiscal 2014 compared to the thirty-six week period ended September 10, 2013. Sales for the same restaurants in the first three quarters of fiscal 2014 increased 1.7% compared to the first three quarters of fiscal 2013.

Del Frisco’s revenues increased $3.5 million, or 3.8%, to $97.2 million in the first three quarters of fiscal 2014 from $93.7 million in the first three quarters of fiscal 2013. Comparable restaurant sales increased 6.2% for the first three quarters of fiscal 2014 compared to the thirty-six week period ended September 10, 2013. The increase in comparable sales was driven by a 4.1% increase in average check as well as a 2.1% increase in customer counts. The increases in comparable restaurant sales were partially offset by a decrease in revenue related to non-comparable restaurant sales. During the first quarter of fiscal 2014, Del Frisco’s revenues were negatively impacted by approximately 6 lost restaurant operating days resulting from severe weather. Sales for the same restaurants in the first three quarters of fiscal 2014 increased 5.8% compared to the first three quarters of fiscal 2013.

Sullivan’s revenues decreased $0.6 million, or 1.2%, to $53.5 million in the first three quarters of fiscal 2014 from $54.1 million in the first three quarters of fiscal 2013. Comparable restaurant sales decreased 0.3% for the first three quarters of fiscal 2014 compared to the thirty-six week period ended September 10, 2013. The decrease in comparable sales was driven by a 5.3% decrease in customer counts partially offset by a 5.0% increase in average check. The increase in average check and offsetting reduced customer counts were impacted by a shift in mix associated with the removal of certain bar entrees. During the first three quarters of fiscal 2014, Sullivan’s revenues were negatively impacted by approximately 21 lost restaurant operating days resulting from severe weather. Sales for the same restaurants in the first three quarters of fiscal 2014 decreased 1.8% compared to the first three quarters of fiscal 2013.

Grille revenues increased $18.7 million, or 70.5%, to $45.2 million in the first three quarters of fiscal 2014 from $26.5 million in the first three quarters of fiscal 2013. This increase was primarily driven by incremental revenue from an additional 202 operating weeks provided by the two restaurants opened during and the six restaurants opened subsequent to the first three quarters of fiscal 2013. These increases were partially offset by a decrease in revenue related to non-comparable restaurant sales.

Cost of Sales. Consolidated cost of sales increased $6.3 million, or 12.0%, to $59.0 million in the first three quarters of fiscal 2014 from $52.7 million in the first three quarters of fiscal 2013. This increase was primarily due to an additional 202 operating weeks provided by the opening of two restaurants during and six restaurants subsequent to the first three quarters of fiscal 2013. As a percentage of consolidated revenues, consolidated cost of sales decreased to 30.1% during the first three quarters of fiscal 2014 from 30.2% in the first three quarters of fiscal 2013. This decrease was impacted by increased number of operating weeks of the Grille, which has lower cost of sales.

As a percentage of revenues, Del Frisco’s cost of sales increased to 31.2% during the first three quarters of fiscal 2014 from 30.6% in the first three quarters of fiscal 2013. This increase in cost of sales, as a percentage of revenues, was primarily due to higher beef and seafood costs partially offset by menu price increases implemented in the fourth quarter of fiscal 2013.

As a percentage of revenues, Sullivan’s cost of sales decreased to 30.1% during the first three quarters of fiscal 2014 from 30.8% in the first three quarters of fiscal 2013.  This decrease in cost of sales, as a percentage of revenues, was primarily due to menu price increases implemented in the fourth quarter of fiscal 2013 as well as a shift in menu mix to more profitable items, partially offset by higher beef costs.

As a percentage of revenues, Grille cost of sales remained consistent at 27.8% during the first three quarters of fiscal 2014 compared to the first three quarters of fiscal 2013, which was the result of lower new opening inefficiencies from restaurants opened in the fourth quarter of fiscal 2013, offset by higher beef costs.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $11.6 million, or 14.5%, to $90.7 million in the first three quarters of fiscal 2014 from $79.1 million in the first three quarters of fiscal 2013. This increase was primarily due to an additional 202 operating weeks in the first three quarters of fiscal 2014 as compared to the first three quarters of fiscal 2013 from the opening of two restaurants during and six restaurants subsequent to the first three quarters of fiscal 2013. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 46.3% in the first three quarters of fiscal 2014 from 45.4% in the first three quarters of fiscal 2013.

As a percentage of revenues, Del Frisco’s restaurant operating expenses decreased to 39.1% during the first three quarters of fiscal 2014 from 39.9% during the first three quarters of fiscal 2013.  This decrease in restaurant operating expenses was primarily due to lower direct labor and benefits costs, partially offset by slightly higher occupancy costs. These decreases were primarily related to the leveraging effect of certain fixed and semi-variable costs in relation to increased revenue.

As a percentage of revenues, Sullivan’s restaurant operating expenses increased to 52.0% during the first three quarters of fiscal 2014 from 51.8% in the first three quarters of fiscal 2013. This increase in restaurant operating expenses, as a percentage of revenues, was due to higher direct labor and benefits costs partially offset by lower other restaurant operating costs. These increases were primarily related to the de-leveraging effect of certain fixed and semi-variable costs in relation to reduced revenue.

As a percentage of revenues, Grille restaurant operating expenses increased to 54.9% during the first three quarters of fiscal 2014 from 51.8% in the first three quarters of fiscal 2013. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher direct labor and benefits costs, occupancy costs and restaurant operating costs due to new opening inefficiencies from four new restaurants opened in the fourth quarter of fiscal 2013 and the two new restaurants opened during fiscal 2014.

Marketing and Advertising Costs. Consolidated marketing and advertising costs increased $0.4 million, or 11.8%, to $4.0 million in the first three quarters of fiscal 2014 from $3.6 million in the first three quarters of fiscal 2013. As a percentage of consolidated revenues, consolidated marketing and advertising costs decreased to 2.0% in the first three quarters of fiscal 2014 from 2.1% in the first three quarters of fiscal 2013.

As a percentage of revenues, Del Frisco’s marketing and advertising costs increased to 1.7% during the first three quarters of fiscal 2014 from 1.6% in the first three quarters of fiscal 2013.  Marketing and advertising costs, as a percentage of revenues, increased primarily due to higher outside promotions and direct mail marketing,  which were partially offset by lower broadcast advertising spending.

As a percentage of revenues, Sullivan’s marketing and advertising costs increased to 3.1% during the first three quarters of fiscal 2014 from 3.0% in the first three quarters of fiscal 2013, which was the result of higher broadcast advertising and outside promotions costs. These costs were also impacted by the de-leveraging effect of certain fixed costs in relation to reduced revenue.

As a percentage of revenues, Grille marketing and advertising costs decreased to 1.6% during the first three quarters of fiscal 2014 compared to 1.8% in the first three quarters of fiscal 2013.  The decrease in marketing and advertising costs, as a percentage of revenues, was primarily due to lower outdoor advertising and print media spending partially offset by higher direct mail marketing.

Pre-opening Costs. Pre-opening costs increased by $1.1 million to $2.9 million in the first three quarters of fiscal 2014 from $1.8 million in the first three quarters of fiscal 2013 primarily due to non-cash preopening rent related to a new Del Frisco’s opening in late September of 2014. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.

General and Administrative Costs. General and administrative costs increased $2.1 million, or 17.3%, to $14.2 million in the first three quarters of fiscal 2014 from $12.1 million in the first three quarters of fiscal 2013. This increase was primarily related to additional costs related to growth in the number of corporate and regional management-level personnel to support recent and anticipated growth.  In addition, we incurred approximately $0.9 million in additional stock compensation expense in the first three quarters of fiscal 2014 over the first three quarters of fiscal 2013. As a percentage of revenues, general and administrative costs increased to 7.3% in the first three quarters of fiscal 2014 from 6.9% in the first three quarters of fiscal 2013. General and administrative costs are expected to continue to increase as a result of costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.

Secondary Public Offering Costs. In conjunction with the secondary public offering in the first and third quarter of fiscal 2013, we incurred $0.8 million in legal, accounting, printing, and registration expenses.

Public Offering Transaction Bonuses. Under a letter agreement, as amended, with Wagon, certain executives of the Company were eligible to receive a transaction bonus upon the occurrence of an eligible transaction. Wagon was responsible to fund the transaction bonus. As this bonus was contingent upon employment with the Company, the Company was required to record the expense of these bonuses and recognize the funding by Wagon as additional paid in capital. Associated with the March and July 2013 secondary public offering, the Company recorded $5.5 million in transaction bonuses under the transaction bonus agreements.

Depreciation and Amortization. Depreciation and amortization increased $1.5 million, or 18.5%, to $9.1 million in the first three quarters of fiscal 2014 from $7.6 million in the first three quarters of fiscal 2013. The increase in depreciation and amortization expense primarily resulted from new assets placed in service during 2013 and 2014 upon the opening of the two restaurants during and six restaurants subsequent to the first three quarters of fiscal 2013 as well as for existing restaurants that were remodeled during 2013 and the first three quarters of fiscal 2014.

Income Tax Expense. The effective income tax rate for the first three quarters of fiscal 2014 was 30.7% compared to an effective income tax rate of 30.5% for the first three quarters of fiscal 2013. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses.

Liquidity and Capital Resources

Our principal liquidity requirements are our lease obligations and capital expenditure needs. We expect to finance our operations for at least the next several years, including costs of opening currently planned new restaurants, through cash provided by operations and borrowings available under our credit facility. We cannot be sure that these sources will be sufficient to finance our operations, and we may seek additional financing in the future. As of September 9, 2014, we had cash and cash equivalents of approximately $1.1 million.

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

The following table presents a summary of our cash flows for the 36 weeks ended September 9, 2014 and September 3, 2013 (in thousands):

	36 Weeks Ended
	September 9,	September 3,
	2014	2013
Net cash provided by operating activities	$20,218	$10,139
Net cash used in investing activities	(33,360)	(17,884)
Net cash provided by financing activities	576	5,693
Net decrease in cash and cash equivalents	$(12,566)	$(2,052)

Operating Activities. Net cash flows provided by operating activities increased $10.1 million during the 36 weeks ended September 9, 2014 as compared to the 36 weeks ended September 3, 2013, primarily due to a $3.5 million increase in net income, a $1.5 million increase in cash related to an increase in other liabilities, a $1.4 million increase in depreciation and amortization, a $1.3 million decrease in lease incentives receivable, a $1.1 million increase related to the timing of payables and a $0.9 million increase in equity based compensation.

Investing Activities. Net cash used in investing activities for the 36 weeks ended September 9, 2014 was $33.4 million, consisting primarily of purchases of property and equipment. These purchases primarily related to construction of two Grille restaurants opened during the first three quarters of 2014 and three Grille restaurants and one Del Frisco’s in progress at the end of the period, the purchase of a land and building site related to a 2015 opening and remodel activity of existing restaurants. Net cash used in investing activities for the 36 weeks ended September 3, 2013 was $17.9 million, consisting primarily of purchases of property and equipment. These purchases primarily related to construction of one Grille restaurant opened during the first quarter of fiscal 2013, one Grille restaurant opened in the third quarter of fiscal 2013,  four Grille restaurants in progress at the end of the period and remodel activity of existing restaurants.

Financing Activities. Net cash provided by financing activities for the 36 weeks ended September 9, 2014 was $0.6 million, which was comprised of $6.0 million in proceeds from long term debt and $0.9 million in proceeds from the exercise of stock options, partially offset by $6.3 million in treasury stock purchases. Net cash provided by financing activities for the 36 weeks ended September 3, 2013 was $5.7 million, which was comprised primarily of the contribution by Wagon to pay the transaction bonuses related to the secondary public offering that occurred in March and July of 2013.

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

Credit Facility. On October 15, 2012, we entered into a credit facility that provides for a three-year unsecured revolving credit facility of up to $25.0 million. Borrowings under the credit facility bear interest at a rate of LIBOR plus 1.50%. We are required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving loan facility. The credit facility is guaranteed by certain of our subsidiaries. The credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA (as defined in the credit facility), and minimum fixed charge coverage. Specifically, we are required to have a leverage ratio of less than 1.00 and a fixed charge coverage ratio of greater than 2.00. As of September 9, 2014, we were in compliance with each of these tests. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates. As of September 9, 2014 there were $6.0 million in outstanding borrowings under this facility.

We believe that net cash provided by operating activities and available borrowings under our credit facility will be sufficient to fund currently anticipated working capital, planned capital expenditures and debt service requirements for the next 24 months. We regularly review acquisitions and other strategic opportunities, which may require additional debt or equity financing.

Common Stock Repurchase Program. On October 9, 2013, the Company announced that the Board of Directors approved a common stock repurchase program. Under this program, the Company may from time to time purchase up to $10 million of its outstanding common stock. The common stock repurchases will be made at the Company’s discretion in the open market depending on share price, market conditions and other factors. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares. As of September 9, 2014, we had repurchased 465,496 shares of our common stock at a cost of $10.0 million and there was no capacity for additional repurchases available under the October 2013 repurchase program.

Off-Balance Sheet Arrangements

Prior to the acquisition of Lone Star Steakhouse & Saloon, Inc. by Lone Star Fund, our predecessor guaranteed lease payments of certain non-Del Frisco’s Restaurant Group restaurants in connection with the leasing of real estate for these locations. As of September 9, 2014, we continue to be a guarantor for five of these leases. The leases expire at various times through 2016. These guarantees would require payment by us only in an event of default by the non-Del Frisco’s Restaurant Group tenant where it failed to make the required lease payments or perform other obligations under a lease. We believe that the likelihood is remote that material payments will be required under these guarantees. At September 9, 2014, the maximum potential amount of future lease payments we could be required to make as a result of the guarantees was $1.0 million.

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

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings available under our credit facility, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. As of September 9, 2014, there were $6.0 million in outstanding borrowings on the Company’s revolving credit facility. Holding other variables constant, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $10,000 per $1.0 million outstanding debt.

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

Evaluation of Disclosure Controls and Procedures

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

On October 9, 2013, the Company announced that the Board of Directors approved a common stock repurchase program. Under this program, the Company may from time to time purchase up to $10 million of its outstanding common stock. The common stock repurchases will be made at the Company’s discretion in the open market depending on share price, market conditions and other factors. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares. As of September 9, 2014, we had repurchased an aggregate of 465,496 shares of our common stock at a cost of $10.0 million under this program.

Common stock repurchase activity during the fiscal quarter ended September 9, 2014 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value That May Yet Be Purchased Under the Plans or Programs

June 18 - July 15, 2014	—	$—	—	$3,618,267
July 16 - August 12, 2014	165,496	$21.86	165,496	$12
August 13 - September 9, 2014	—	$—	—	$12
Total	165,496	$21.86	165,496	$12

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 14, 2014

Del Frisco’s Restaurant Group, Inc.

By:	/s/ Mark S. Mednansky
Mark S. Mednansky
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Thomas J. Pennison, Jr.
Thomas J. Pennison, Jr.
Chief Financial Officer, (Principal Financial Officer)