Form 10-K
period 2014-12-30
Del Frisco's Restaurant Group, Inc.
filed 2015-02-27
CIK 1415301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2014

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ◻   Yes     ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ◻   Yes     ☒   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ◻   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒   Yes     ◻   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ◻   Yes     ☒   No

As of June 17, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates was approximately $617,723,000.

As of February 27, 2015,  23,443,046 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 30, 2014, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Our Company

We develop, own and operate three contemporary, high-end, complementary restaurants: Del Frisco’s Double Eagle Steak House, or Del Frisco’s, Sullivan’s Steakhouse, or Sullivan’s, and Del Frisco’s Grille, or the Grille. We are a leader in the full-service steakhouse industry based on average unit volume, or AUV and EBITDA margin. We currently operate 46 restaurants in 20 states and the District of Columbia. Each of our three restaurant concepts offers steaks as well as other menu selections, such as chops and fresh seafood. These menu selections are complemented by an extensive, award-winning wine list. Del Frisco’s, Sullivan’s and the Grille are positioned within the fine dining segment and are designed to appeal to both business and local dining customers. Our Del Frisco’s restaurants are sited in urban locations to target customers seeking a “destination dining” experience while our Sullivan’s and Grille restaurants are intended to appeal to a broader demographic, allowing them to be located either in urban areas or in close proximity to affluent residential neighborhoods. We believe our success reflects consistent execution across all aspects of the dining experience, from the formulation of proprietary recipes to the procurement and presentation of high quality menu items and delivery of a positive customer experience.

Del Frisco’s Double Eagle Steak House

We believe Del Frisco’s is one of the premier steakhouse concepts in the United States. The Del Frisco’s brand is defined by its menu, which includes USDA Prime grade, wet-aged steaks hand-cut at the time of order and a range of other high-quality offerings, including prime lamb, fresh seafood, and signature side dishes and desserts. It is also distinguished by its “swarming service,” whereby customers are served simultaneously by multiple servers. Each restaurant has a sommelier to guide diners through an extensive, award-winning wine list and our bartenders specialize in hand-shaken martinis and crafted cocktails. Del Frisco’s restaurants target customers seeking a full-service, fine dining steakhouse experience. We believe the décor and ambiance, with both contemporary and classic designs, enhance our customers’ experience and differentiate Del Frisco’s from other upscale steakhouse concepts. We currently operate 11  Del Frisco’s steakhouses in eight states and the District of Columbia. These restaurants range in size from 11,000 to 24,000 square feet with seating capacity for at least 300 people. Annual AUVs per Del Frisco’s restaurant were $14.9 million for the fiscal year ended December 30, 2014. During the same period, the average check at Del Frisco’s was $110.

Sullivan’s Steakhouse

Sullivan’s was created in the mid-1990’s as a complementary concept to Del Frisco’s. The Sullivan’s brand is defined by a fine dining experience at a more accessible price point, along with a vibrant atmosphere created by an open kitchen, live music and a bar area designed to be a center for social gathering and entertainment. Each Sullivan’s features fine hand-selected aged steaks, fresh seafood and a broad list of custom cocktails, along with an extensive selection of award-winning wines. We currently operate 19 Sullivan’s steakhouses in 15 states. These restaurants range in size from 7,000 to 11,000 square feet with seating capacity for at least 250 people. Annual AUVs per Sullivan’s restaurant were $4.3 million for the fiscal year ended December 30, 2014. During the same period, the average check at Sullivan’s was $62.

Del Frisco’s Grille

We developed the Grille, our newest concept, to take advantage of the positioning of the Del Frisco’s brand and to provide greater potential for expansion due to its smaller size, lower build out cost and more diverse menu. The Grille is an upscale casual concept with a menu designed to appeal more broadly to both business and casual diners that features a variety of Del Frisco’s prime aged steaks, top selling signature menu items and a broad selection of the same quality wines. The Grille also offers an assortment of relatively less expensive entrees, such as flatbread pizzas, sandwiches and salads, all prepared with the same signature flavors, high quality ingredients and presentation associated with the Del Frisco’s brand. We believe the ambiance of the concept appeals to a wide range of customers seeking a less formal atmosphere for their dining occasions. We currently operate 16 Grilles in eight states and the District of Columbia. Additional Grille openings are planned over the next year and we anticipate they will, like existing Grille locations, range in size from 6,500 to 8,500 square feet with seating capacity for at least 200 people. Annual AUVs per Grille restaurant were $5.7 million for the fiscal year ended December 30, 2014. During the same period, the average check at the Grille’s was $51.We are continuing to target annual AUVs per Grille restaurant of between $4.5 million and $6.0 million with an average check of between $45 and $55.

Restaurant Industry Overview

According to the National Restaurant Association, U.S. restaurant industry sales in 2014 were $683 billion, an increase of 3.6% over 2013 sales of $659 billion, and were projected to grow to $709 billion in 2015, representing an increase of 3.8%. We compete in the full-service steak industry, or the FSR Steak category as defined by Technomic, Inc., a research and consulting firm serving the food and foodservice industries. Each of our concepts fall into the FSR Steak category, which includes fine dining, and is defined as establishments with a relatively broad menu along with table, counter, and/or booth service and a waitstaff. At the conclusion of 2013, the FSR Steak category included 8,341 units. The FSR Steak category achieved $16.8 billion in sales in 2013, representing a 6.5% growth rate over 2012. Restaurants within the FSR Steak category within Technomic’s ranking of the top 500 restaurant chains (as ranked by U.S. system-wide sales) reported sales growth of 6.2% in 2013 and out-performed the overall Full Service Restaurant category, which reported sales growth of 2.4% in 2013.

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

We believe there are opportunities to open six to eight new restaurants annually, generally composed of one Del Frisco’s and five to seven Sullivan’s and/or Grilles, with new openings of our Grille concept likely serving as the primary driver of new unit growth in the near term. It generally takes nine to 12 months after the signing of a lease or the closing of a purchase to complete construction and open a new restaurant. Additional time is sometimes required to obtain certain government approvals, permits and licenses, such as liquor licenses.

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

Seasonality

Our business is subject to seasonal fluctuations comparable to most restaurants. Historically, like other restaurants in our segment, the percentage of our annual revenues earned during the first and fourth fiscal quarters has been typically higher due to holiday traffic, increased gift card purchases and redemptions and increased private dining during the year-end holiday season. In addition, we operate on a 52 or 53 week fiscal year ending the last Tuesday of each December, and our first, second and third quarters each contain 12 operating weeks with the fourth quarter containing 16 or 17 operating weeks.  The fiscal year ended December 25, 2012 and December 30, 2014 had 52 weeks, while the fiscal year ended December 31, 2013 had 53 weeks.

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

Employees

As of December 30, 2014, we had 4,745 employees. Many of our hourly employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. None of our employees is covered by a collective bargaining agreement. We believe that we have good relations with our employees.

Executive Officers and Key Employees

The following table sets forth certain information regarding our executive officers and certain of our key employees.

Name	Age	Position
Mark S. Mednansky	57	Chief Executive Officer; Director; Acting Chairman of the Board
Thomas J. Pennison, Jr.	47	Chief Financial Officer
Jeff Carcara	44	Chief Operating Officer
Thomas G. Dritsas	43	Vice President of Culinary & Corporate Executive Chef
James W. Kirkpatrick	61	Vice President of Real Estate
Lisa H. Kislak	55	Vice President of Brand Marketing
William S. Martens	42	Vice President of Development & Construction
Ray D. Risley	49	Vice President of Operations, Sullivan’s
April L. Scopa	47	Vice President of People and Education

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

Jeff Carcara has served as Chief Operating Officer since November 2012. Prior to joining our company Mr. Carcara served as senior director of operations for Seasons 52 , a restaurant concept within Darden’s Specialty Restaurant Group, from 2004 to November, 2012. While at Darden, Mr. Carcara was responsible for the operations and financial results of the Seasons 52 concept, lead a team of direct reports including five regional directors, designed an opening and training process, and created a talent management program. From 2003 to 2004, Mr. Carcara served as corporate director of food and beverage for the Kessler Collection Hotels where he led implementation of department upgrades, re-branded and created several hotel restaurants, and implemented a nationwide purchasing program. Earlier in his career, Mr. Carcara served in various positions with Houston’s, part of the Hillstone Restaurant Group, and Darden’s Bahama Breeze restaurant concept.

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

Available Information

Our website address is www.dfrg.com, and we also host www.delfriscos.com, www.sullivanssteakhouse.com and www.delfriscosgrille.com. Information contained on our websites or connected thereto does not constitute a part of this Annual Report on Form 10-K or any other filing we make with the Securities and Exchange Commission, or the SEC. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practical after we file such material with, or furnish it to, the SEC. Certain of these documents may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also make available free of charge on our website our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, and the Charters of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee of our Board of Directors.

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

There is also a risk that if uncertain economic conditions persist for an extended period of time or worsen, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently. The ability of the U.S. economy to handle this uncertainty is likely to be affected by many national and international factors that are beyond our control. These factors, including national, regional and local politics and economic conditions, disposable consumer income and consumer confidence, also affect discretionary consumer spending. Continued uncertainty in or a worsening of the economy, generally or in a number of our markets, and our customers’ reactions to these trends could adversely affect our business and cause us to, among other things, reduce the number and frequency of new restaurant openings, close restaurants and delay our re-modeling of existing locations.

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

Our financial success depends in part on management’s ability to execute our growth strategy. One key element of our growth strategy is opening new restaurants. We believe there are opportunities to open six to eight new restaurants annually, generally composed of one Del Frisco’s and five to seven Sullivan’s and/or Grilles, with new openings of our Grille concept likely serving as the primary driver of new unit growth in the near term. In 2014, we opened a Del Frisco’s in Washington DC as well as Grilles in Burlington, Massachusetts,  Irvine, California, N. Bethesda, Maryland,  Tampa, Florida, and Pasadena,  California.  For the opening of a new restaurant, we measure our cash investment costs net of landlord contributions and equipment financing, but including pre-opening costs. We target average cash investment costs of $7.0 million to $9.0 million for a new Del Frisco’s and $3.0 million to $4.5 million for a new Sullivan’s or Grille.

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

We launched our new concept, the Grille, in the third quarter of 2011 with the opening of our New York City location. We opened a second location in Dallas, Texas in the fourth quarter of 2011, locations in Phoenix, Arizona, Washington D.C. and Atlanta, Georgia in 2012, locations in Houston, Texas, Santa Monica, California, Palm Beach, Florida, Fort Worth, Texas, Chestnut Hill, Massachusetts and Southlake, Texas in 2013 and locations in Burlington, Massachusetts,  Irvine, California, N. Bethesda, Maryland,  Tampa, Florida, and Pasadena,  California in 2014. We believe that new openings of the Grille are likely to serve as the primary driver of new unit growth in the near term. Our ability to continue to succeed with this new concept will require significant capital expenditures and management attention and is subject to certain risks in addition to those of opening a new restaurant under one of our existing concepts, including customer acceptance of and competition to that concept. If the “ramp-up” period for our Grille restaurants and for our development of concepts in general does not meet our expectations, our operating results may be adversely affected. In addition, we are targeting restaurant-level EBITDA margins of between 20% and 25% for the Grille. However, because we face new challenges at the Grille, we cannot provide any assurance that our operating margins will achieve these levels. As a result, we may need to adjust our pricing and menu offering strategies. We may not be successful enough to recoup our investments in the concept. There can be no assurance that we will be able to successfully develop and grow the Grille or any other new concept to a point where it will become profitable or generate positive cash flow or that it will prove to be a platform for future expansion. We may not be able to attract enough customers to meet targeted levels of performance at new restaurants because potential customers may be unfamiliar with our concepts or the atmosphere or menu might not appeal to them. The Grille may even operate at a loss, which could have a material adverse effect on our overall operating results. In addition, opening a new restaurant concept such as a Grille in an existing market could reduce the revenue of our existing restaurants in that market. If we cannot successfully execute our growth strategies for the Grille, or if customer traffic generated by the Grille results in a decline in customer traffic at one of our other restaurants in the same market, our business and results of operations may be adversely affected.

Our growth, including the continued development of the Grille, may strain our infrastructure and resources, which could delay the opening of new restaurants and adversely affect our ability to manage our existing restaurants.

We plan to continue our current pace of new restaurant growth, including the continued development and promotion of the Grille. We believe there are opportunities to open six to eight restaurants annually, generally composed of one Del Frisco’s and five to seven Sullivan’s and/or Grilles, with new openings of our Grille concept likely serving as the primary driver of new unit growth in the near term. We typically target an average cash investment of approximately $7.0 million to $9.0 million per restaurant for a Del Frisco’s restaurant and $3.0 million to $4.5 million for a Sullivan’s or a Grille, in each case net of landlord contributions and equipment financing and including pre-opening costs. In addition to new openings, we also may “refresh” a number of our Del Frisco’s and Sullivan’s locations to, among other things, add additional seating, further grow our private dining business and add patio seating. During 2014, we completed refreshes, with varying scopes of work, of three Sullivan’s at an average cost of $0.8 million per location. Thereafter, we expect to complete two to four refreshes each year at an approximate cost of $0.5 million per location. This growth and these investments will increase our operating complexity and place increased demands on our management as well as our human resources, purchasing and site management teams. While we have committed significant resources to expanding our current restaurant management systems, financial and management controls and information systems in connection with our recent growth, if this infrastructure is insufficient to support this expansion, our ability to open new restaurants, including the continued development and promotion of the Grille, and to manage our existing restaurants, including the expansion of our private dining business, would be adversely affected. If we fail to continue to improve our infrastructure or if our improved infrastructure fails, we may be unable to implement our growth strategy or maintain current levels of operating performance in our existing restaurants.

Our New York Del Frisco’s location represents a significant portion of our revenues, and any significant downturn in its business or disruption in the operation of this location could harm our business, financial condition and results of operations.

Our New York Del Frisco’s location represented approximately 16%, 14% and 13% of our revenues in 2012, 2013 and 2014, respectively. Accordingly, we are susceptible to any fluctuations in the business at our New York Del Frisco’s location, whether as a result of adverse economic conditions, negative publicity, changes in customer preferences or for other reasons. In addition, any natural disaster, prolonged inclement weather, act of terrorism or national emergency, accident, system failure or other unforeseen event in or around New York City could result in a temporary or permanent closing of this location, could influence potential customers to avoid this geographic region or this location in particular or otherwise lead to a decrease in revenues. Any significant interruption in the operation of this location or other reduction in sales could adversely affect our business and results of operations.

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

Instances of food-borne illness, including Bovine Spongiform Encephalopathy, which is also known as BSE or mad cow disease, aphthous fever, which is also known as hoof and mouth disease, as well as hepatitis A, lysteria, salmonella and e-coli, whether or not found in the United States or traced directly to one of our suppliers or our restaurants, could reduce demand for our menu offerings. Any negative publicity relating to these and other health-related matters, such as the confirmation of a case of mad cow disease in a dairy cow in California in April 2012, may affect consumers’ perceptions of our restaurants and the food that we offer, reduce customer visits to our restaurants and negatively impact demand for our menu offerings. Adverse publicity relating to any of these matters, beef in general or other similar concerns could adversely affect our business and results of operations.

Increases in the prices of, and/or reductions in the availability of commodities, primarily beef, could adversely affect our business and results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs, which have a substantial effect on our total costs. For example, we purchase large quantities of beef, particularly USDA prime beef and premium choice beef. Our beef costs represented approximately 34%, 33% and 34% of our food and beverage costs during 2012, 2013 and 2014, respectively, and we currently do not purchase beef pursuant to any long-term contractual arrangements with fixed pricing or use futures contracts or other financial risk management strategies to reduce our exposure to potential price fluctuations. The market for USDA prime beef and premium choice beef is particularly volatile and is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. For example, during 2011 and 2012, beef costs were impacted by (i) the summer drought in Texas and Oklahoma, (ii) the price of corn, (iii) the entrance of major supermarkets into the USDA choice beef market and (iv) new free trade agreements increasing exports. Although we currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations, from time to time, we may opportunistically enter into fixed price beef supply contracts or contracts for other food products or consider other risk management strategies with regard to our meat and other food costs to minimize the impact of potential price fluctuations. This practice could help stabilize our food costs during times of fluctuating prices, although there can be no assurances that this will occur. However, because our restaurants feature USDA prime beef and premium choice beef, we generally expect to purchase these types of beef even if we have not entered into any such arrangements and the price increased significantly. The prices of other commodities can affect our costs as well, including corn and other grains, which are ingredients we use regularly and are also used as cattle feed and therefore affect the price of beef. Energy prices can also affect our bottom line, as increased energy prices may cause increased transportation costs for beef and other supplies, as well as increased costs for the utilities required to run each restaurant. Historically we have passed increased commodity and other costs on to our customers by increasing the prices of our menu items. While we believe these price increases did not historically affect our customer traffic, there can be no assurance additional price increases would not affect future customer traffic. If prices increase in the future and we are unable to anticipate or mitigate these increases, or if there are shortages for USDA Prime beef and premium choice beef, our business and results of operations would be adversely affected.

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

Labor shortages or changes to wage laws could harm our business.

Our success depends on our ability to attract, motivate, and retain employees. If we are unable to continue to recruit and retain qualified individuals, our business and growth could be adversely affected. In additions, we have a substantial number of hourly employees who are paid wage rates at or based on the federal or state minimum wage and who rely on tips as a large portion of their income. Any changes in the city, state, or federal laws affecting the wages we pay our employees, including an increase in the minimum wage, such as the increase in the minimum wage on July 24, 2009 to $7.25 per hour under the Federal Minimum Wage Act of 2007, could increase our costs and have a material adverse impact on our results of operations. Certain states in which we operate restaurants have adopted or are considering adopting minimum wage statutes that exceed the federal minimum wage as well. We may be unable or unwilling to increase our prices in order to pass these increased labor costs on to our customers, in which case, our business and results of operations could be adversely affected.

We occupy most of our restaurants under long-term non-cancelable leases for which we may remain obligated to perform under even after a restaurant closes, and we may be unable to renew leases at the end of their terms. We also guarantee five leases with third parties for former affiliates of Lone Star Fund.

All but one of our restaurants are located in leased premises. Many of our current leases are non-cancelable and typically have terms ranging from five to 15 years with renewal options for terms ranging from five to 10 years. We believe that leases that we enter into in the future will be on substantially similar terms. If we were to close or fail to open a restaurant at a location we lease, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. Our obligation to continue making rental payments and fulfilling other lease obligations in respect of leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we cannot renew such a lease we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks. We also guarantee five leases entered into by various operating subsidiaries of Lone Star Steakhouse & Saloon that were entered into by certain of the Casual Dining Companies prior to the acquisition of Lone Star Steakhouse and Saloon by Lone Star Fund, which is discussed in greater detail in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At December 30, 2014, the maximum potential amount of future lease payments we could be required to make as a result of the guarantees was $0.9 million. The entities that are party to these leases are not controlled or managed by us. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. If we are required to make payments under one of our leases after a restaurant closes or one of the leases that we guarantee, or if we are unable to renew our restaurant leases, our business and results of operations could be adversely affected.

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

Payments under our operating leases account for a significant portion of our operating expenses and we expect the new restaurants we open in the future will similarly be leased by us. Specifically, payments under our operating leases accounted for 12.8%, 12.8% and 13.4% of our restaurant operating expenses in 2012, 2013 and 2014, respectively. Our substantial operating lease obligations could have significant negative consequences, including:

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

We currently have a credit facility that provides for a revolving loan of up to $25.0 million which we entered into in October 2012. There were no outstanding borrowings under this facility at December 30, 2014. We may incur substantial additional indebtedness in the future. Our credit facility, and other debt instruments we may enter into in the future, may have important consequences to  us, including the following:

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

Our credit facility limits our ability to engage in these types of transactions even if we believed that a specific transaction would contribute to our future growth or improve our operating results. Our credit facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Specifically, these covenants require that we have a fixed charge coverage ratio of greater than 2.00 and a leverage ratio of less than 1.00. As of December 30, 2014, we were in compliance with these tests. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these provisions or our inability to comply with required financial ratios in our credit facility could result in a default under the credit facility in which case the lenders will have the right to declare all borrowings to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with the terms of the credit facility and the lenders accelerate the amounts outstanding under the credit facility our business and results of operations would be adversely affected.

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

As of December 30, 2014, we had options outstanding to purchase 1,429,000 shares of common stock under our equity incentive plan, 454,750 of which have vested and are currently exercisable. In addition, we expect to offer stock options, restricted stock and other forms of stock-based compensation to our directors, officers and employees in the future. If the options that we issue are exercised, or any restricted stock that we may issue vests, and those shares are sold into the public market, the market price of our common stock may decline. In addition, the availability of shares of common stock for award under our equity incentive plan, or the grant of stock options, restricted stock or other forms of stock-based compensation, may adversely affect the market price of our common stock.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and the related rules adopted by the SEC and the Public Company Accounting Oversight Board, our management is required to report on the effectiveness of our internal control over financial reporting. In addition, once we no longer qualify as an “emerging growth company” under the JOBS Act and lose the ability to rely on the exemptions related thereto discussed above, our independent registered public accounting firm will also need to attest to the effectiveness of our internal control over financial reporting under Section 404. We may encounter problems or delays in completing the implementation of any changes necessary to our internal control over financial reporting to conclude such controls are effective. If we conclude and, once we no longer qualify as an “emerging growth company” under the JOBS Act, our independent registered public accounting firm concludes, that our internal control over financial reporting is not effective, investor confidence and our stock price could decline.

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

Properties

We currently operate 46 restaurants across 20 states and the District of Columbia. We currently lease all of our restaurants, except for one Del Frisco’s restaurant. We have also purchased a land and building site related to a contemplated 2015 opening. The majority of our leases provide for minimum annual rents with some containing percentage-of-sales rent provisions, against which the minimum rent may be applied. Typically, our lease terms are five to 15 years at initiation, with two to four five-year extension options. None of our restaurant leases can be terminated early by the landlord other than as is customary in the context of a breach or default under the applicable lease.

Opening Date	City	State	Lease/Own
Del Frisco’s Double Eagle Steak House
September 1995	Dallas	Texas	Own
April 1996	Ft. Worth	Texas	Lease
January 1997	Denver	Colorado	Lease
March 2000	New York	New York	Lease
July 2000	Las Vegas	Nevada	Lease
May 2007	Charlotte	North Carolina	Lease
November 2007	Houston	Texas	Lease
November 2008	Philadelphia	Pennsylvania	Lease
April 2011	Boston	Massachusetts	Lease
December 2012	Chicago	Illinois	Lease
September 2014	Washington D.C.		Lease

Del Frisco’s Grille
August 2011	New York	New York	Lease
November 2011	Dallas	Texas	Lease
June 2012	Phoenix	Arizona	Lease
July 2012	Washington D.C.		Lease
October 2012	Atlanta	Georgia	Lease
March 2013	Houston	Texas	Lease
July 2013	Santa Monica	California	Lease
September 2013	Palm Beach	Florida	Lease
October 2013	Fort Worth	Texas	Lease
December 2013	Chestnut Hill	Massachusetts	Lease
December 2013	Southlake	Texas	Lease
June 2014	Burlington	Massachusetts	Lease
August 2014	Irvine	California	Lease
September 2014	N. Bethesda	Maryland	Lease
November 2014	Tampa	Florida	Lease
December 2014	Pasadena	California	Lease

Sullivan’s Steakhouse
May 1996	Austin	Texas	Lease (1)
November 1996	Indianapolis	Indiana	Lease
October 1997	Baton Rouge	Louisiana	Lease
December 1997	Wilmington	Delaware	Lease
January 1998	Charlotte	North Carolina	Lease
July 1998	Houston	Texas	Lease
September 1998	Anchorage	Alaska	Lease
September 1998	King of Prussia	Pennsylvania	Lease
December 1998	Naperville	Illinois	Lease
January 1999	Palm Desert	California	Lease
January 1999	Denver	Colorado	Lease
June 1999	Chicago	Illinois	Lease
August 1999	Raleigh	North Carolina	Lease
December 2000	Tucson	Arizona	Lease
July 2007	Omaha	Nebraska	Lease
July 2008	Leawood	Kansas	Lease

Opening Date	City	State	Lease/Own
Sullivan’s Steakhouse (cont.) November 2008	Lincolnshire	Illinois	Lease
February 2009	Baltimore	Maryland	Lease
June 2010	Seattle	Washington	Lease

(1)	Current lease term expires November 30, 2015, but can be renewed at our election for an additional five year term with advance written notice.

Our corporate headquarters is located in Southlake, Texas. We lease the property for our corporate headquarters.

Item 3.	Legal Proceedings

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

Information Regarding our Common Stock

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “DFRG” and registered under Section 12 of the Securities and Exchange Act since July 27, 2012, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as quoted by the Nasdaq Global Select Market.

	High	Low
2014
First Quarter (January 1, 2014 – March 25, 2014)	$29.22	$21.56
Second Quarter (March 26, 2014 – June 17, 2014)	$29.61	$24.62
Third Quarter (June 18, 2014 – September 9, 2014)	$28.21	$20.30
Fourth Quarter (September 10, 2014 – December 30, 2014)	$24.69	$18.81
2013
First Quarter (December 26, 2012 – March 19, 2013)	$19.00	$13.75
Second Quarter (March 20, 2013 – June 11, 2013)	$20.56	$15.63
Third Quarter (June 12, 2013 – September 3, 2013)	$23.34	$19.04
Fourth Quarter (September 4, 2013 – December 31, 2013)	$23.88	$17.53

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

The closing sale price of a share of our common stock, as reported by the Nasdaq Global Select Market, on February  26, 2015, was $19.11. As of  February  26, 2015, there were two holders of record of our common stock, not including beneficial owners of shares registered in nominee or street name.

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

CUMULATIVE TOTAL RETURN

Assuming an investment of $100 and reinvestment of dividends

$190.00
$180.00
$170.00
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
7/27/2012
12/24/2012
12/31/2013
12/30/2014
Del Frisco's Restaurant Group, Inc
S&P 500 Stock Index
S&P SmallCap 600 Index
Dow Jones U.S. Restaurants & Bars Index

	7/27/2012	12/24/2012	12/31/2013	12/30/2014
Del Frisco's Restaurant Group, Inc	$ 100.00	$ 117.92	$ 181.31	$ 180.38
S&P 500 Stock Index	$ 100.00	$ 102.94	$ 133.36	$ 150.10
S&P SmallCap 600 Index	$ 100.00	$ 106.24	$ 149.12	$ 156.86
Dow Jones U.S. Restaurants & Bars Index	$ 100.00	$ 101.95	$ 127.66	$ 132.15

The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Securities Exchange Act, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

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

The following table sets forth certain of our historical financial data. We have derived the selected historical consolidated financial data for fiscal years 2010 through 2014 from our audited financial statements and the related notes. Not all periods shown below are discussed in this Annual Report on Form 10-K. You should read this information together with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future performance.

	Fiscal Year Ended (1)
	December 28,	December 27,	December 25,	December 31,	December 30,
	2010	2011	2012	2013	2014
Income Statement Data:
Revenues	$162,855	$198,625	$232,435	$271,806	$301,805
Costs and expenses:
Costs of sales	49,481	60,743	71,093	82,209	90,990
Restaurant operating expenses	71,917	86,311	100,143	121,825	137,695
Marketing and advertising costs	2,744	4,246	4,682	5,663	6,169
Pre-opening costs	798	3,018	4,058	3,758	4,735
General and administrative	7,512	10,640	13,449	17,421	20,537
Management and accounting fees paid to related party	3,345	3,399	1,252	—	—
Asset advisory agreement termination fee	—	—	3,000	—	—
Secondary public offering costs	—	—	—	1,024	5
Public offering transaction bonuses	—	—	1,462	8,355	—
Non-cash impairment charges	—	—	—	2,360	3,536
Depreciation and amortization	6,459	6,998	8,675	11,300	13,598
Operating income	20,599	23,270	24,621	17,891	24,540
Other income (expense), net:
Interest expense-affiliates	(1,775)	—	—	—	—
Interest expense-other	(9,906)	(6,355)	(2,920)	(72)	(113)
Write-off of debt issuance costs	—	(2,501)	(1,649)	—	—
Other, net	(249)	(114)	113	(51)	(107)
Income from continuing operations before income taxes	8,669	14,300	20,165	17,768	24,320
Income tax expense (benefit)	(88)	4,653	5,592	5,556	7,723
Income from continuing operations	$8,757	$9,647	$14,573	$12,212	$16,597
Discontinued operations, net of income tax benefit	(27)	(674)	(819)	—	—
Net income	$8,730	$8,973	$13,754	$12,212	$16,597
Basic net income (loss) per common share (2):
Continuing operations	$0.49	$0.54	$0.71	$0.51	$0.71
Discontinued operations	(0.00)	(0.04)	(0.04)	—	—
Basic net income per share	$0.49	$0.50	$0.67	$0.51	$0.71
Diluted net income (loss) per common share (2):
Continuing operations	$0.49	$0.54	$0.71	$0.51	$0.70
Discontinued operations	(0.00)	(0.04)	(0.04)	—	—
Diluted net income per share	$0.49	$0.50	$0.67	$0.51	$0.70
Weighted average shares used in computing net income (loss) per common share (2):
Basic	17,994,667	17,994,667	20,432,579	23,779,782	23,517,883
Diluted	17,994,667	17,994,667	20,432,579	23,852,200	23,740,318

	December 28,	December 27,	December 25,	December 31,	December 30,
	2010	2011	2012	2013	2014
Balance Sheet Data (at end of period):
Cash and cash equivalents	$4,157	$14,119	$10,763	$13,674	$3,520
Working capital (deficit) (3)	(232)	2,940	(755)	8,048	(2,106)
Total assets	217,725	234,274	258,385	288,651	319,666
Total debt	78,922	70,000	—	—	—
Total stockholders' equity	87,155	95,872	177,901	196,783	210,983

	Fiscal Year Ended (1)
	December 28,	December 27,	December 25,	December 31,	December 30,
	2010	2011	2012	2013	2014
Other Financial Data:
Net cash provided by operating activities	$11,999	$28,503	$30,968	$29,392	$42,766
Net cash used in investing activities	(1,210)	(7,151)	(32,173)	(31,462)	(47,956)
Net cash provided by (used in) financing activities	(19,889)	(11,390)	(2,151)	4,981	(4,964)
Capital Expenditures	5,550	20,063	33,635	31,326	47,491
Adjusted EBITDA (4)	29,926	36,415	43,068	44,688	46,414
Adjusted EBITDA Margin (5)	18.4%	18.3%	18.5%	16.4%	15.4%
Restaurant-level EBITDA (4)	38,713	47,325	56,517	62,109	66,951
Restaurant-level EBITDA Margin (6)	23.8%	23.8%	24.3%	22.9%	22.2%

Operating Data:
Total Restaurants (at end of period)	27	30	34	40	46
Total comparable restaurants (at end of period) (7)	26	26	28	30	35
Average sales per comparable restaurant	$6,237	$6,802	$7,457	$7,622	$7,563
Percentage change in comparable restaurant sales (7)	4.4%	11.2%	4.2%	1.3%	1.9%

(1)

We utilize a 52- or 53-week accounting period which ends on the last Tuesday of December. The fiscal year ended December 31, 2013 had 53 weeks. The fiscal years ended December 28, 2010, December 27, 2011, December 25, 2012 and December 30, 2014 each had 52 weeks.

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

The following table presents a reconciliation of adjusted EBITDA and restaurant-level EBITDA to net income:

	Fiscal Year Ended (1)
	December 28,	December 27,	December 25,	December 31,	December 30,
	2010	2011	2012	2013	2014
Income from continuing operations	$8,757	$9,647	$14,573	$12,212	$16,597
Income tax expense (benefit)	(88)	4,653	5,592	5,556	7,723
Interest income	(75)	(16)	(9)	(3)	(1)
Interest expense-other	9,906	6,355	2,920	72	113
Interest expense-affiliate	1,775	—	—	—	—
Non-cash impairment charges	—	—	—	2,360	3,536
Write-off of debt issuance costs	—	2,501	1,649	—	—
Depreciation and amortization	6,459	6,998	8,675	11,300	13,598
Pre-opening costs	798	3,018	4,058	3,758	4,735
Lease guarantee payments and other	324	130	(104)	54	108
Management fees and expenses (a)	2,070	3,129	1,252	—	—
Asset advisory agreement termination fee	—	—	3,000	—	—
Secondary public offering costs	—	—	—	1,024	5
Public offering transaction bonuses	—	—	1,462	8,355	—
Adjusted EBITDA	$29,926	$36,415	$43,068	$44,688	$46,414
General and administrative	7,512	10,640	13,449	17,421	20,537
Related party shared services fees	1,275	270	—	—	—
Restaurant-level EBITDA	$38,713	$47,325	$56,517	$62,109	$66,951

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

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Del Frisco’s Restaurant Group develops, owns and operates three contemporary, high-end, complementary restaurants: Del Frisco’s Double Eagle Steak House, Sullivan’s Steakhouse, and Del Frisco’s Grille. We currently operate 46 restaurants in 20 states and the District of Columbia. Of the 46 restaurants we operated as of the end of the period covered by this report, there are 11 Del Frisco’s restaurants, 19 Sullivan’s restaurants and 16 Grille restaurants. During 2014, we opened a Del Frisco’s in Washington DC as well as Grilles in Burlington, Massachusetts,  Irvine, California, N. Bethesda, Maryland,  Tampa, Florida, and Pasadena,  California.

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

We believe there are opportunities to open six to eight restaurants annually, generally composed of one Del Frisco’s and five to seven Sullivan’s and/or Grilles, with new openings of our Grille concept likely serving as the primary driver of new unit growth in the near term. During 2015, we expect to open five to seven Grilles and one Del Frisco’s. See Item 1, Business for a discussion of our targeted average cash investment for each concept and other information regarding the opening of a new location.

Performance Indicators. We use the following key metrics in evaluating the performance of our restaurants:

•

Comparable Restaurant Sales. We consider a restaurant to be comparable during the first full fiscal period following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 30 and 35 restaurants at December 31, 2013 and December 30, 2014, respectively.

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

•

Restaurant-Level EBITDA Margin . Restaurant-level EBITDA margin represents net income before interest, taxes and depreciation and amortization plus the sum of certain non-operating expenses, including pre-opening costs, management fees and expenses, asset advisory agreement termination fees, non-cash impairment charges, public offering transaction bonuses, secondary public offering costs and general and administrative expenses, as a percentage of our revenues. By monitoring and controlling our restaurant-level EBITDA margins, we can gauge the overall profitability of our core restaurant operations. See Item 6, Selected Financial Data and note 13 in the notes to our consolidated financial statements for additional information on restaurant-level EBITDA margin.

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

Key Financial Definitions

Revenues. Revenues consist primarily of food and beverage sales at our restaurants, net of any discounts, such as management meals and employee meals, associated with each sale. Additionally, revenues are net of the cost of loyalty points earned associated with sales made to customers in our loyalty program. In 2014, food comprised 67% of food and beverage sales with beverage comprising the remaining 33%. Revenues are directly influenced by the number of operating weeks in the relevant period and comparable restaurant sales growth. Comparable restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. Comparable restaurant sales growth is primarily influenced by the number of customers eating in our restaurants, which is influenced by the popularity of our menu items, competition with other restaurants in each market, our customer mix and our ability to deliver a high quality dining experience, and the average check, which is driven by menu mix and pricing.

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

Management and Accounting Fees Paid to Related Party. From December 13, 2006 to August 1, 2012, we incurred an asset management fee from an affiliate of Lone Star Fund. This fee was billed monthly based upon the actual direct costs incurred by this affiliate in providing support to us. In 2012, we paid this affiliate of Lone Star Fund approximately $1.3 million for these services. Concurrent with our initial public offering, this arrangement was terminated in exchange for a lump sum payment to Lone Star Fund of $3.0 million. As a result, we entered into a transition services agreement with affiliates of Lone Star Fund pursuant to which we were provided certain insurance management, legal and benefits administration services. In 2012 and 2013, we paid an aggregate of approximately $0.1 million and $30 thousand, respectively, to an affiliate of Lone Star Fund under the transition services agreement. This agreement was terminated in the third quarter of 2013.

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

Results of Operations

The following table sets forth certain statements of income data for the periods indicated:

	Fiscal Year Ended
	December 25,		December 31,		December 30,
	2012		2013		2014
Revenues	$232,435	100.0%	$271,806	100.0%	$301,805	100.0%
Costs and expenses:
Costs of sales	71,093	30.6%	82,209	30.2%	90,990	30.2%
Restaurant operating expenses	100,143	43.1%	121,825	44.8%	137,695	45.6%
Marketing and advertising costs	4,682	2.0%	5,663	2.1%	6,169	2.0%
Pre-opening costs	4,058	1.7%	3,758	1.4%	4,735	1.6%
General and administrative costs	13,449	5.8%	17,421	6.4%	20,537	6.8%
Management and accounting fees paid to related party	1,252	0.5%	—	-	—	-
Asset advisory agreement termination fee	3,000	1.3%	—	-	—	-
Secondary public offering costs	—	-	1,024	0.4%	5	-
Public offering transaction bonuses	1,462	0.6%	8,355	3.1%	—	-
Non-cash impairment charges	—	-	2,360	0.9%	3,536	1.2%
Depreciation and amortization	8,675	3.7%	11,300	4.1%	13,598	4.5%
Operating income	24,621	10.7%	17,891	6.6%	24,540	8.1%

Other income (expense), net:
Interest expense	(2,920)	(1.3%)	(72)	-	(113)	-
Write-off of debt issuance costs	(1,649)	(0.7%)	—	-	—	-
Other, net	113	-	(51)	-	(107)	-
Income from continuing operations before income taxes	20,165	8.7%	17,768	6.6%	24,320	8.1%
Income tax expense	5,592	2.4%	5,556	2.1%	7,723	2.7%
Income from continuing operations	$14,573	6.3%	$12,212	4.5%	$16,597	5.4%

Fiscal Year Ended December 30, 2014 (52 weeks) Compared to Fiscal Year Ended December 31, 2013 (53 weeks)

The following tables show our operating results by operating segment, as well as our operating results as a percentage of revenues, for the fiscal years ended December 30, 2014 and December 31, 2013.

	Fiscal Year Ended December 30, 2014
	Del Frisco's		Sullivan's		Grille		Consolidated

	(dollars in thousands)
Revenues	$151,142	100.0%	$80,911	100.0%	$69,752	100.0%	$301,805	100.0%
Costs and expenses:
Cost of sales	47,502	31.4%	24,166	29.9%	19,322	27.7%	90,990	30.2%
Restaurant operating expenses	58,275	38.6%	40,908	50.6%	38,512	55.2%	137,695	45.6%
Marketing and advertising costs	2,419	1.6%	2,388	2.9%	1,362	2.0%	6,169	2.0%
Restaurant-level EBITDA	42,946	28.4%	13,449	16.6%	10,556	15.1%	66,951	22.2%
Pre-opening costs							4,735	1.6%
General and administrative							20,537	6.8%
Secondary public offering costs							5	0.0%
Non-cash impairment charges							3,536	1.2%
Depreciation and amortization							13,598	4.5%
Operating income							$24,540	8.1%

	Fiscal Year Ended December 31, 2013
	Del Frisco's		Sullivan's		Grille		Consolidated

	(dollars in thousands)
Revenues	$144,634	100.0%	$83,039	100.0%	$44,133	100.0%	$271,806	100.0%
Costs and expenses:
Cost of sales	44,521	30.8%	25,340	30.5%	12,348	28.0%	82,209	30.2%
Restaurant operating expenses	56,428	39.0%	42,171	50.8%	23,226	52.6%	121,825	44.8%
Marketing and advertising costs	2,234	1.5%	2,647	3.2%	782	1.8%	5,663	2.1%
Restaurant-level EBITDA	41,451	28.7%	12,881	15.5%	7,777	17.6%	62,109	22.9%
Pre-opening costs							3,758	1.4%
General and administrative							17,421	6.4%
Secondary public offering costs							1,024	0.4%
Public offering transaction bonuses							8,355	3.1%
Non-cash impairment charges							2,360	0.9%
Depreciation and amortization							11,300	4.1%
Operating income							$17,891	6.6%

Revenues. Consolidated revenues increased $30.0 million, or 11.0%, to $301.8 million in 2014 from $271.8 million in 2013. This increase was due in part to a 1.9% increase in total comparable restaurant sales (on a 52-week comparable basis) comprised of a 5.6% increase in average check, partially offset by a 3.7% decrease in customer counts. An additional $34.6 million was provided by 313 additional operating weeks resulting from one Del Frisco’s and five Grille openings in 2014 and six Grille openings during 2013, partially offset by $5.8 million in additional revenue from the 53rd week of 2013.

Del Frisco’s revenues increased $6.5 million, or 4.5%, to $151.1 million in 2014 from $144.6 million in 2013. This increase was primarily due to a 5.5% increase in total comparable restaurant sales comprised of a 3.7% increase in average check and a 1.8% increase in customer counts. The remainder of the increase was provided by 15 additional operating weeks resulting from the Washington DC Del Frisco’s opening in September 2014. These increases were partially offset by a decrease in revenue related to non-comparable restaurant sales.

Sullivan’s revenues decreased $2.1 million, or 2.6%, to $80.9 million in 2014 from $83.0 million in 2013. This decrease was primarily due to a  0.7%  decrease in total comparable restaurant sales comprised of a 6.0% decrease in customer counts,  partially offset by a 5.3% increase in average check.  Average check was impacted by menu price increases of approximately 2.3% implemented in October 2013, offset by menu mix shifting to lower priced items and special offerings.

The Grille’s revenues increased $25.7 million to $69.8 million in 2014 from $44.1 million in 2013. This increase was provided by 298 additional operating weeks resulting from five Grille openings during 2014 and six Grille openings during 2013.

Cost of Sales. Consolidated cost of sales increased $8.8 million, or 10.7%, to $91.0 million in 2014 from $82.2 million in 2013. This increase was primarily due to an additional 313 operating weeks in 2014 as compared to 2013 from one Del Frisco’s and five Grille openings during 2014 and six Grille openings during 2013. As a percentage of consolidated revenues, consolidated cost of sales stayed consistent at 30.2% in 2014 and 2013.

As a percentage of revenues, Del Frisco’s cost of sales increased to 31.4% during 2014 from 30.8% in 2013. This increase in cost of sales, as a percentage of revenues, was primarily due to higher protein costs, primarily for our prime beef and seafood,  partially offset by lower liquor and wine costs.

As a percentage of revenues, Sullivan’s cost of sales decreased to 29.9% during 2014 from 30.5%  in 2013. This decrease in cost of sales, as a percentage of revenues, was primarily due to lower seafood, liquor and wine costs, partially offset by higher beef costs.

As a percentage of revenues, the Grille’s cost of sales decreased to 27.7% during 2014 from 28.0% in 2013. The decrease in cost of sales, as a percentage of revenues, was due primarily to lower new opening inefficiencies related to the Grille openings in 2014 and late 2013, partially offset by higher beef costs.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $15.9 million, or 13.0%, to $137.7 million in 2014 from $121.8 million in 2013. This increase was primarily due to an additional 313 operating weeks in 2014 as compared to 2013 from one Del Frisco’s and five Grille openings during 2014 and six Grille openings during 2013. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 45.6% in 2014 from 44.8% in 2013.

As a percentage of revenues, Del Frisco’s restaurant operating expenses decreased to 38.6% during 2014 from 39.0% in 2013. This decrease in restaurant operating expenses, as a percentage of revenues, was due to lower direct labor and benefits costs, partially offset by slightly higher occupancy costs.

As a percentage of revenues, Sullivan’s restaurant operating expenses decreased to 50.6% during 2014 from 50.8% in 2013.  This decrease in restaurant operating expenses, as a percentage of revenues, was due to lower other restaurant operating costs, related to strategic cost savings initiatives, partially offset by higher occupancy cost.

As a percentage of revenues, the Grille’s restaurant operating expenses increased to 55.2% during 2014 from 52.6% in 2013. This increase in restaurant operating expenses, as a percentage of revenues, was due to primarily to new opening inefficiencies related to the five openings in 2014.

Marketing and Advertising Costs. Consolidated marketing and advertising costs increased $0.5 million, or 8.9%, to $6.2  million in 2014 from $5.7 million in 2013. As a percentage of consolidated revenues, consolidated marketing and advertising costs decreased slightly to 2.0% in 2014 from 2.1% in fiscal 2013.

As a percentage of revenues, Del Frisco’s marketing and advertising costs increased slightly to 1.6% in 2014 from 1.5% in 2013.  The increase in marketing and advertising costs, as a percentage of revenues, was primarily due to higher outside promotion costs, partially offset by lower website development costs.

As a percentage of revenues, Sullivan’s marketing and advertising costs decreased to 2.9% in 2014 from 3.2% in 2013.  The decrease in marketing and advertising costs, as a percentage of revenues, was primarily due to lower website development costs and print production expenses.

As a percentage of revenues, the Grille’s marketing and advertising costs increased to 2.0% in 2014 from 1.8% in 2013. This increase in marketing and advertising costs, as a percentage of revenues, was due to higher broadcast advertising and outside promotion costs, partially offset by lower print media spending and print production expense.

Pre-opening Costs. Pre-opening costs increased by $0.9 million to $4.7 million in 2014 from $3.8 million in 2013. One new Del Frisco’s and five new Grilles were opened in 2014 compared to six Grilles in 2013. The higher costs, primarily related to non-cash preopening rent, and to the opening of a Del Frisco’s restaurant, which have higher pre-opening costs, in 2014 and not in 2013.

General and Administrative Expenses. General and administrative expenses increased $3.1 million, or 17.9%, to $20.5 million in 2014 from $17.4 million in 2013.  This increase was primarily related to additional compensation costs related to growth in the number of corporate and regional management-level personnel to support recent and anticipated growth, as well as increased restaurant management training expenses. In addition, we incurred an additional $0.8 million in non-cash stock compensation expense in 2014 compared to 2013. As a percentage of revenues, general and administrative expenses increased to 6.8% in 2014 from 6.4% in 2013. General and administrative costs are expected to continue to increase as a result of costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.

Secondary Public Offering Costs. In conjunction with the secondary public offerings in the first, third and fourth quarter of 2013, we incurred $1.0 million in legal, accounting, printing and registration expenses. No such costs were incurred in 2014.

Public Offering Transaction Bonuses. Under letter agreements with LSF5 Wagon Holdings, LLC, an affiliate of Lone Star Fund,  and our former principal stockholder, which we refer to as Wagon, certain of our executives were eligible to receive a transaction bonus upon the occurrence of an eligible transaction. Wagon was responsible to fund the transaction bonuses. As these bonuses were contingent upon employment with us, we were required to record the expense of these bonuses and recognize the funding by Wagon as additional paid in capital. Associated with the completion of the secondary public offerings in the first, third and fourth quarter of 2013, we recorded a total of $8.4 million in transaction bonuses expense under the transaction bonus agreements. No such costs were incurred in 2014.

Non-cash Impairment Charges. During the fourth quarter of 2014, we determined that the carrying value of our Phoenix Grille’s location exceeded its estimated future cash flows and recognized a $3.5 million non-cash impairment charge. This charge was based on the difference between the carrying value of the restaurant assets and the estimated value of furniture and restaurant equipment that may be transferred to future Grille locations.  During the fourth quarter of 2013, we determined that the carrying value of our Seattle Sullivan’s location exceeded its estimated future cash flows and recognized a $2.4 million non-cash impairment charge. This charge was based on the difference between the carrying value of the restaurant assets and the estimated sales price of leasehold improvements and equipment for this location.

Depreciation and Amortization. Depreciation and amortization increased $2.3 million, or 20.3%, to $13.6 million in 2014 from $11.3 million in 2013. The increase in depreciation and amortization expense primarily resulted from new assets related to six restaurants opened in 2013 and six restaurants opened in 2014 as well as for existing restaurants that were remodeled during 2013 and 2014.

Interest Expense. Interest expense increased $41 thousand to $113 thousand in 2014 from $72 thousand in 2013.

Provision for Income Taxes. The effective income tax rate was 31.8% and 31.3% in 2014 and 2013, respectively.  The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, state income taxes and certain non-deductible or non-taxable expenses.  The increase in the effective tax rate was primarily attributable to a higher effective state tax rate and higher non-deductible stock compensation expense, which lowered income from continuing operations before income tax, but were not deductible for certain state and local taxes.

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

Our principal liquidity requirements are our lease obligations and our working capital and capital expenditure needs and any principal and interest obligations on our debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next several years, including costs of opening currently planned new restaurants, through cash provided by operations and existing borrowings available under our credit facility discussed below. We cannot be sure that these sources will be sufficient to finance our operations, however, and we may seek additional financing in the future. As of December 30, 2014, we had cash and cash equivalents of approximately $3.5 million.

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

Cash Flows

The following table summarizes the statement of cash flows for the fiscal years ended December 25, 2012, December 31, 2013 and December 30, 2014:

	December 25,	December 31,	December 30,
	2012	2013	2014

	(in thousands)
Net cash provided by (used in):
Operating activities	$30,968	$29,392	$42,766
Investing activities	(32,173)	(31,462)	(47,956)
Financing activities	(2,151)	4,981	(4,964)
Net increase (decrease) in cash and cash equivalents	$(3,356)	$2,911	$(10,154)

Operating Activities.  Net cash flows provided by operating activities increased $13.4 million during fiscal 2014 as compared to fiscal 2013 primarily due to a $4.4 million increase in net income, a $4.2 million increase in cash related to an increase in accounts payable, a $2.3 million increase in depreciation and amortization, and a $2.0 million increase in cash related to an increase in other liabilities, partially offset by a $3.7 million decrease in cash related to income taxes.  Cash flows provided by operating activities was $29.4 million in 2013 consisting primarily of net income of $12.2 million, adjustments for depreciation, amortization, deferred income taxes and other non-cash charges totaling $18.5 million, a net increase in cash of $2.9 million resulting from a decrease in lease incentives receivable and $4.6 million from an increase in other liabilities and deferred rent obligations. These cash inflows were partially offset by increases in inventories and other current assets of $4.1 million and $4.7 million resulting from decreases in accounts payable and income taxes payable. Cash flows provided by operating activities was $31.0 million in 2012 consisting primarily of net income of $13.8 million, adjustments for depreciation, amortization and other non-cash charges totaling $11.6 million, a net increase in cash of $8.4 million resulting from a decrease in restricted cash and lease incentives receivable and an increase in other liabilities and deferred rent obligations, as well as $3.2 million resulting from increases in accounts payable and income taxes payable. These cash inflows were partially offset by increases in inventories and other current assets of $4.4 million and deferred income taxes of $1.6 million.

Investing Activities. Net cash used in investing activities in 2014 was $48.0 million, consisting primarily of purchases of property and equipment. These purchases were primarily related to construction of five Grilles and one Del Frisco’s during fiscal 2014, as well as the purchase of a land and building site related to a 2015 opening and remodel activity at existing restaurants. Net cash used in investing activities in 2013 was $31.5 million, consisting primarily of purchases of property and equipment of $31.3 million. These purchases primarily related to construction of six Grille restaurants opened during the year, one Grille restaurant in progress and one Del Frisco’s scheduled to open in the first half of fiscal 2014, and remodel activity of existing restaurants. As a component of the remodel activity, during 2013, we completed refreshes, with varying scopes of work, of six Del Frisco’s and six Sullivan’s at an average cost of $0.4 million per location. Net cash used in investing activities in 2012 was $32.2 million, consisting primarily of purchases of property and equipment of $33.6 million, partially offset by proceeds from the sale of the Dallas Sullivan’s restaurant property. These purchases primarily related to construction of three Grille restaurants and one Del Frisco’s opened during the year, two Grille restaurants in progress and scheduled to open in the first half of fiscal 2013, and remodel activity of existing restaurants. As a component of the remodel activity, during 2012, we completed refreshes, with varying scopes of work, of five Del Frisco’s and six Sullivan’s at an average cost of $0.3 million per location.

Financing Activities. Net cash used in financing activities in 2014 was $5.0 million, which was comprised of $6.3 million in treasury stock purchases, partially offset by $1.3 million in proceeds from the exercise of stock options.  Net cash provided by financing activities in 2013 was $5.0 million, comprised primarily of the $8.2 million contribution by Wagon to pay the transaction bonuses related to the secondary public offerings that occurred in March, July and December of 2013, partially offset by $3.7 million in treasury stock purchases. Net cash used in financing activities in 2012 was $2.2 million, consisting primarily of net proceeds from the issuance of common stock in our initial public offering, net of underwriter fees and issuance costs, of $66.5 million and a $1.4 million majority shareholder contribution made to fund the payment of public offering transaction bonuses, offset by principal payments of $70.0 million made on our credit facility.

Capital Expenditures

We typically target an average cash investment of approximately $7.0 million to $9.0 million per restaurant for a Del Frisco’s restaurant and $3.0 million to $4.5 million for a Sullivan’s or a Grille, in each case net of landlord contributions and equipment financing and including pre-opening costs. In addition, we are currently “refreshing” a number of our Sullivan’s and Del Frisco’s locations to, among other things, add additional seating, private dining space and patio seating. During 2014, we completed refreshes, with varying scopes of work, of three Sullivan’s at an average cost of $0.8 million per location. Thereafter, we expect to complete one to two refreshes each year at an approximate cost of $0.5 million per location. These capital expenditures will primarily be funded by cash flows from operations and, if necessary, by the use of our credit facility, depending upon the timing of expenditures.

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

On October 15, 2012, we entered into a new credit facility that provides for a three-year unsecured revolving credit facility of up to $25.0 million. Borrowings under the 2012 credit facility bear interest at a rate of LIBOR plus 1.50%. We are required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving loan facility. The credit facility is guaranteed by certain of our subsidiaries. The credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA (as defined in the credit facility), and minimum fixed charge coverage. Specifically, we are required to have a leverage ratio of less than 1.00 and a fixed charge coverage ratio of greater than 2.00. As of December 30, 2014, we were in compliance with each of these tests. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates. As of December 30, 2014 there were no outstanding borrowings under this facility.

Common Stock Repurchase Program

On October 9, 2013, our Board of Directors approved a common stock repurchase program. As of December 30, 2014, we had fully exhausted this authority with 465,496 of our common shares repurchased at a cost of $10.0 million.

On October 14, 2014, our Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $25 million of its common stock over the next three years. Under this program, we may from time to time purchase our outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares. As of December 30, 2014, we had not repurchased any common shares of our common stock under this program.

Contractual Obligations

The following table summarizes our contractual obligations as of December 30, 2014:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

	(in thousands)
Long-term debt	$—	$—	$—	$—	$—
Operating leases	315,094	17,316	37,329	37,722	222,727
Total	$315,094	$17,316	$37,329	$37,722	$222,727

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

Off-Balance Sheet Arrangements

Following the acquisition of Lone Star Steakhouse & Saloon, Inc. by Lone Star Fund, our former principal stockholder restructured the company to separate certain other Lone Star Steakhouse & Saloon concepts by, among other things, spinning off the subsidiaries that owned and operated those concepts. The entities which were spun-off, which along with their affiliate companies we refer to as the Casual Dining Companies, were wholly-owned by Lone Star Fund and were therefore considered related parties of us. We did not have any ownership interest in them and they did not have any ownership interest in us.

Prior to the acquisition of Lone Star Steakhouse & Saloon, Inc. by Lone Star Fund, the predecessor guaranteed certain lease payments of certain of the Casual Dining Companies in connection with the leasing of real estate for restaurant locations. As of December 30, 2014, we continue to be a guarantor for five of these leases. The leases expire at various times through 2016. These guarantees would require payment by us only in an event of default by the Casual Dining Company tenant where it failed to make the required lease payments or perform other obligations under a lease. We believe that the likelihood is remote that material payments will be required under these guarantees. At December 30, 2014, the maximum potential amount of future lease payments we could be required to make as a result of the guarantees was $0.9 million.

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

The fair value of our restaurant concepts were substantially in excess of the carrying value as of our 2014 goodwill impairment test that was performed at year-end.

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

In 2014, we recognized non-cash impairment charges of long-lived assets of $3.5 million. This impairment charge was related to our determination that the carrying amount of long-lived assets at one Grille location exceeded its estimated future cash flows. The estimated fair value was based on an estimated value of the furniture and equipment that we may transfer to future Grille locations.

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

Recent Accounting Pronouncements

The information regarding recent accounting pronouncements materially affecting our consolidated financial statements is included in

Note 2 to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

We are exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under our credit facility, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 30, 2014, we had no outstanding debt. Assuming a full drawdown on the revolving credit facility, and holding other variables constant, such as foreign exchange rates and debt levels, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $0.3 million over the course of 12 months.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the reports of KPMG LLP and Ernst & Young LLP, independent registered public accounting firms, are set forth in the Index to Financial Statements under Item 15, Exhibits and Financial Statement Schedules , and is incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework established in “Internal Control—Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of the as of the end of the period covered by this report.

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

Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm, KPMG LLP, is not required to issue an attestation report on our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 30, 2014. The information with respect to our executive officers required under this Item is set forth in Item 1, Business and incorporated herein by reference.

Item 11. Executive Compensation

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 30, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All information, except the equity compensation plans table below, required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 30, 2014.

Equity Compensation Plans

The following table sets forth information as of December 30, 2014 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Plan Category
Equity compensation plans approved by security holders	1,429,000	$17.45	$689,925
Equity compensation plans not approved by security holders	-	—	—
Total	1,429,000	$17.45	$689,925

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 30, 2014.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 30, 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules

See Index to Consolidated Financial Statements appearing on page F-1. All schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

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

10.18

First Amendment to Loan Agreement, dated as of October 8, 2013, among the Company and JPMorgan Chase Bank, N.A. filed on October 9, 2013 as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 3, 2013 and incorporated herein by reference.

21.1	List of Subsidiaries of the Registrant.	*

23.1	Consent of KPMG LLP.	*

23.2	Consent of Ernst & Young LLP.	*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Denotes management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused report to be signed on its behalf by the undersigned, thereunto duly authorized.

Del Frisco’s Restaurant Group, Inc.

By:	/s/ Thomas J. Pennison, Jr.
Name:	Thomas J. Pennison, Jr.
Title:	Chief Financial Officer

Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Mark S. Mednansky	Chief Executive Officer; Acting Chairman of the Board	February 27, 2015
Mark S. Mednansky	(Principal Executive Officer)

/s/ Thomas J. Pennison, Jr.	Chief Financial Officer	February 27, 2015
Thomas J. Pennison, Jr.	(Principal Financial and Accounting Officer)

/s/ Norman J. Abdallah	Director	February 27, 2015
Norman J. Abdallah

/s/ David B. Barr	Director	February 27, 2015
David B. Barr

/s/ Richard L. Davis	Director	February 27, 2015
Richard L. Davis

/s/ William Lamar, Jr.	Director	February 27, 2015
William Lamar, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Del Frisco’s Restaurant Group, Inc.

We have audited the accompanying consolidated balance sheet of Del Frisco’s Restaurant Group, Inc. and subsidiaries (the Company) as of December 30, 2014, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Frisco’s Restaurant Group, Inc. as of December 30, 2014, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Del Frisco’s Restaurant Group, Inc.

We have audited the accompanying consolidated balance sheet of Del Frisco’s Restaurant Group, Inc. (the Company) as of December 31, 2013, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the fiscal years ended December 31, 2013 and December 25, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and the consolidated results of its operations and its cash flows for the fiscal years ended December 31, 2013 and December 25, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Dallas, Texas

February 28, 2014

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	December 31, 2013	December 30, 2014
Assets
Current assets:
Cash and cash equivalents	$13,674	$3,520
Restricted cash	215	215
Inventory	14,094	16,592
Income tax receivable	1,471	4,769
Deferred income taxes, net	2,797	3,124
Lease incentives receivable	4,226	5,406
Prepaid expenses and other	5,355	6,007
Total current assets	41,832	39,633
Property and equipment:
Land	2,122	8,295
Buildings	1,740	4,312
Leasehold improvements	126,432	151,917
Furniture, fixtures, and equipment	39,093	48,918
Less accumulated depreciation	(45,296)	(58,443)
Property and equipment, net	124,091	154,999
Deferred compensation plan investments	10,754	12,760
Other assets:
Goodwill	75,365	75,365
Intangible assets, net	36,348	36,575
Loan costs, net of accumulated amortization of $20 in 2013 and $37 in 2014	31	13
Other	230	321
Total assets	$288,651	$319,666
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,478	$12,198
Sales tax payable	1,865	2,505
Accrued payroll	5,524	5,788
Real estate taxes	165	417
Accrued self-insurance	1,778	1,793
Deferred revenue	12,983	15,716
Deferred rent obligations, current	1,396	1,786
Other	1,595	1,536
Total current liabilities	33,784	41,739
Long-term debt, less current maturities	—	—
Other noncurrent liabilities	4,352	4,600
Deferred compensation plan liabilities	11,022	12,979
Deferred rent obligations	27,511	33,186
Deferred tax liabilities, net	15,199	16,179
Total liabilities	91,868	108,683
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value , 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2013 or December 30, 2014	—	—
Common stock, $0.001 par value , 190,000,000 shares authorized, 23,823,142 shares issued and 23,626,642 shares outstanding at December 31, 2013 and 23,908,542 shares issued and 23,443,046 shares outstanding at December 30, 2014	24	24
Treasury stock at cost: 196,500 and 465,496 shares at December 31, 2013 and December 30, 2014, respectively	(3,681)	(10,000)
Additional paid in capital	129,961	133,883
Retained earnings	70,479	87,076
Accumulated other comprehensive income	—	—
Total stockholders' equity	196,783	210,983
Total liabilities and stockholders' equity	$288,651	$319,666

See accompanying notes.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(Dollars in thousands, except share and per share data)

	Fiscal Year Ended
	December 25,	December 31,	December 30,
	2012	2013	2014

Revenues	$232,435	$271,806	$301,805
Costs and expenses:
Costs of sales	71,093	82,209	90,990
Restaurant operating expenses	100,143	121,825	137,695
Marketing and advertising costs	4,682	5,663	6,169
Pre-opening costs	4,058	3,758	4,735
General and administrative costs	13,449	17,421	20,537
Management and accounting fees paid to related party	1,252	—	—
Asset advisory agreement termination fee	3,000	—	—
Secondary public offering costs	—	1,024	5
Public offering transaction bonuses	1,462	8,355	—
Non-cash impairment charges	—	2,360	3,536
Depreciation and amortization	8,675	11,300	13,598
Operating income	24,621	17,891	24,540
Other income (expense), net:
Interest expense	(2,920)	(72)	(113)
Write-off of debt issuance costs	(1,649)	—	—
Other, net	113	(51)	(107)
Income from continuing operations before income taxes	20,165	17,768	24,320
Income tax expense	5,592	5,556	7,723
Income from continuing operations	$14,573	$12,212	$16,597
Discontinued operations, net of income tax benefit	(819)	—	—
Net income	$13,754	$12,212	$16,597
Basic income (loss) per common share:
Continuing operations	$0.71	$0.51	$0.71
Discontinued operations	(0.04)	—	—
Basic income per share	$0.67	$0.51	$0.71
Diluted income (loss) per common share:
Continuing operations	$0.71	$0.51	$0.70
Discontinued operations	(0.04)	—	—
Diluted income per share	$0.67	$0.51	$0.70
Shares used in computing net income (loss) per common share:
Basic	20,432,579	23,779,782	23,517,883
Diluted	20,432,579	23,852,200	23,740,318

Comprehensive income	$13,754	$12,212	$16,597

See accompanying notes.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid	Treasury	Retained	Comprehensive
	Shares	Par Value	In Capital	Stock	Earnings	Income	Total
Balance at December 27, 2011	17,994,667	$18	$51,341	$—	$44,513	$—	$95,872
Net income	—	—	—	—	13,754	—	13,754
Share-based compensation costs	—	—	378	—	—	—	378
Issuance of common stock for initial public offering, net of fees and issuance costs	5,800,000	6	66,451	—	—	—	66,457
Contribution by majority shareholder (see Note 4)	—	—	1,440	—	—	—	1,440
Balance at December 25, 2012	23,794,667	$24	$119,610	$—	$58,267	$—	$177,901
Net income	—	—	—	—	12,212	—	12,212
Share-based compensation costs	—	—	1,689	—	—	—	1,689
Stock option exercises, including tax effects	28,475	—	428	—	—	—	428
Treasury stock purchases	(196,500)	—	—	(3,681)	—	—	(3,681)
Contribution by shareholder (see Note 4)	—	—	8,234	—	—	—	8,234
Balance at December 31, 2013	23,626,642	$24	$129,961	$(3,681)	$70,479	$—	$196,783
Net income	—	—	—	—	16,597	—	16,597
Share-based compensation costs	—	—	2,567	—	—	—	2,567
Stock option exercises, including tax effects	85,400	—	1,355	—	—	—	1,355
Treasury stock purchases	(268,996)	—	—	(6,319)	—	—	(6,319)
Balance at December 30, 2014	23,443,046	$24	$133,883	$(10,000)	$87,076	$—	$210,983

See accompanying notes.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Fiscal Year Ended
	December 25,	December 31,	December 30,
	2012	2013	2014
Cash flows from operating activities:
Net income	$13,754	$12,212	$16,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,809	11,300	13,598
Loss on disposal of restaurant property	103	55	108
Write-off of goodwill associated with disposed restaurant property	738	—	—
Write-off of deferred debt issuance costs	1,649	—	—
Loan cost amortization	222	14	18
Non-cash equity based compensation	378	1,689	2,567
Non-cash impairment charges	—	2,360	3,536
Deferred income taxes	(1,608)	3,677	653
Amortization of deferred lease incentives	(285)	(546)	(852)
Changes in operating assets and liabilities:
Restricted cash	761	—	—
Inventories	(2,212)	(1,991)	(2,498)
Lease incentives receivable	2,902	2,889	3,767
Other assets	(2,146)	(2,162)	(2,154)
Accounts payable	1,313	(945)	3,209
Income taxes	1,840	(3,767)	(3,050)
Deferred rent obligations	1,343	1,344	1,970
Other liabilities	3,407	3,263	5,297
Net cash provided by operating activities	30,968	29,392	42,766
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,682	5	13
Purchases of property and equipment	(33,635)	(31,326)	(47,491)
Other	(220)	(141)	(478)
Net cash used in investing activities	(32,173)	(31,462)	(47,956)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of underwriter fees and issuance costs	66,457	—	—
Payments of long-term debt	(70,000)	—	—
Deferred debt issuance costs	(48)	—	—
Purchase of treasury stock	—	(3,681)	(6,319)
Proceeds from exercise of stock options	—	428	1,355
Contribution from shareholder	1,440	8,234	—
Net cash provided by (used in) financing activities	(2,151)	4,981	(4,964)
Net increase (decrease) in cash and cash equivalents	(3,356)	2,911	(10,154)
Cash and cash equivalents at beginning of period	14,119	10,763	13,674
Cash and cash equivalents at end of period	$10,763	$13,674	$3,520
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,127	$65	$129
Cash paid for income taxes	$5,283	$5,361	$10,225
Capital expenditures included in accounts payable	$—	$747	$511

See accompanying notes.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 (Dollars in thousands)

(1) Organization and Basis of Presentation

Background

Del Frisco’s Restaurant Group, Inc. (the Company) is incorporated in Delaware as a corporation. Prior to its initial public offering (IPO) in 2012, the Company was a wholly owned subsidiary of LSF5 Wagon Holdings, LLC (Wagon), which is a wholly owned subsidiary of LSF5 COI Holdings, LLC (Holdings), which is majority owned by Lone Star Fund V (U.S.), L.P. (the Fund), which is a private investment fund.

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

On July 26, 2012, the Company priced a $75,400 IPO of 5.8 million shares of common stock at $13.00 per share. On July 27, 2012, the Company’s common stock began trading on the NASDAQ Global Select Market under the ticker symbol “DFRG.” Upon the August 1, 2012 closing of the IPO, the Company received net proceeds of $70,122, reflecting $5,278 of underwriting discounts and commissions. Additionally, the Company incurred $3,666 in offering costs that reduced the net proceeds available to additional paid in capital. At the completion of the IPO, Wagon owned approximately 18.0 million shares of common stock, or approximately 75.6% of the Company’s outstanding shares.

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

The Company used a portion of the net proceeds from the IPO to repay $61,000 of amounts outstanding under its credit facility on August 1, 2012. In addition, the Company used $3,000 of the net proceeds to make a one-time payment to an affiliate of the Fund in consideration for the termination of an asset advisory agreement upon consummation of the IPO, which is reflected as an operating expense in the consolidated statements of income and comprehensive income. The remainder of the net proceeds were used for working capital and other general corporate purposes. In conjunction with the repayment of amounts outstanding under the credit facility, the Company wrote-off $1,649 in unamortized debt issuance costs in the third quarter of fiscal 2012.

On March 7, 2013, a secondary public offering of the Company’s common stock was completed by the Fund. The selling shareholder sold 4,750,000 previously outstanding shares. In addition, on April 10, 2013, the shareholder sold an additional 150,000 shares of common stock to cover over-allotments related to the March 7, 2013 offering. The Company did not receive any proceeds from the offering. The selling shareholder paid all of the underwriting discounts and commissions associated with the sale of the shares; however, the Company incurred $412 in costs and registration expenses related to this offering.

On July 25, 2013, a secondary public offering of the Company’s common stock was completed by the Fund. The selling shareholder sold 6,000,000 previously outstanding shares. In addition, on August 6, 2013, the shareholder sold an additional 900,000 shares of common stock to cover over-allotments related to the July 25, 2013 offering. The Company did not receive any proceeds from the offering. The selling shareholder paid all of the underwriting discounts and commissions associated with the sale of the shares; however, the Company incurred $381 in costs and registration expenses related to this offering.

On December 4, 2013, a secondary public offering of the Company’s common stock was completed by the Fund. The selling shareholder sold 5,386,667 previously outstanding shares. In addition, on December 6, 2013, the shareholder sold an additional 808,000 shares of common stock to cover over-allotments related to the December 4, 2013 offering. The Company did not receive any proceeds from the offering. The selling shareholder paid all of the underwriting discounts and commissions associated with the sale of the shares; however, the Company incurred $231 in costs and registration expenses related to this offering. At the completion of this offering and the exercise of the underwriters’ over-allotment option, Lone Star Fund did not own any shares of the Company’s outstanding common stock.

Description of Business

The Company owns and operates restaurants under the brand names of Del Frisco’s Double Eagle Steak House (Del Frisco’s), Sullivan’s Steakhouse (Sullivan’s), and Del Frisco’s Grille (Grille). As of December 30, 2014 the Company owned and operated 11 Del Frisco’s, 19 Sullivan’s and 16 Grille restaurants. During fiscal 2014, the Company opened one Del Frisco’s in Washington DC and five Grilles in Burlington, Massachusetts, Irvine, California, N. Bethesda, Maryland, Tampa, Florida, and Pasadena, California.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending the last Tuesday in December. Fiscal 2012 and 2014 included 52 weeks of operations, while fiscal 2013 included 53 weeks of operations.

Concentrations

The Company has certain financial instruments exposed to a concentration of credit risk, which consist primarily of cash and cash equivalents. The Company places cash with high-credit-quality financial institutions, and, at times, such cash may be in excess of the federal depository insurance limit.

Additionally, the Company purchased a significant amount of total beef purchases from one supplier during fiscal 2012, 2013, and 2014, respectively. Due to the nature of the beef purchases, there are alternative sources of supply available; however, a change in suppliers could potentially cause increased costs.

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

Financial Instruments

The Company considers the carrying amounts of cash and cash equivalents, short-term investments, receivables and accounts payable to approximate fair value based on the short-term nature of these items. Borrowings available under the credit facility at December 30, 2014 have variable interest rates that reflect currently available terms and conditions for similar debt.

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

Interest is capitalized in connection with the construction of restaurant facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest was $104, $0 and $0 for the years ended December 25, 2012, December 31, 2013 and December 30, 2014, respectively.

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

Preopening Costs

Preopening costs, including rent, labor costs, costs of hiring and training personnel, and certain other costs related to opening new restaurants, are expensed when the costs are incurred.

Goodwill and Other Intangible Assets

The Company’s intangible assets primarily include goodwill, trade names, and licensing agreements, arising from the Acquisition. The Company’s trade names include “Del Frisco’s Double Eagle Steak House” and “Sullivan’s Steakhouse,” both of which have indefinite lives and, accordingly, are not subject to amortization. The trade names are used in the advertising and marketing of the restaurants and are widely recognized and accepted by consumers in their respective markets for providing its customers an enjoyable fine-dining experience. Goodwill represents the excess of costs over the fair value of the net assets acquired.

Goodwill and intangible assets that have indefinite useful lives are not amortized. However, both goodwill and trade names are subject to annual impairment testing. The Company amortizes its finite-lived intangible assets on a straight-line basis over the estimated period of benefit, generally seven to 17 years. See Note 3 for additional information.

The impairment evaluation for goodwill is conducted annually using a two-step process. In the first step, the fair value of each reporting unit is compared to the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is determined using discounted cash flows and a market-based approach. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities, other than goodwill, in a manner similar to a purchase price allocation. If the resulting implied fair value of the goodwill that results from the application of this second step is less than the carrying amount of the goodwill, an impairment charge is recorded for the difference. Currently, the Company defines the reporting units for assessing goodwill impairment to be Del Frisco’s and Sullivan’s concepts. The Company performs its annual impairment test as of its year-end.

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

During fiscal 2014, the Company determined that the carrying amount of one of its Grille restaurants was most likely not recoverable. Therefore, the Company recorded a non-cash impairment charge of  $3,536, which represents the difference between the carrying value of the restaurant assets and the estimated value of furniture and restaurant equipment that may be transferred to future Grille locations. This amount is included in non-cash impairment charges in the consolidated statements of income and comprehensive income.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the fiscal years ended December 25, 2012, December 31, 2013 and December 30, 2014 was $4,682, $5,663 and $6,169, respectively.

Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage products are sold. Proceeds from the sale of gift cards are recorded as deferred revenue at the time of sale and recognized as revenue when the gift card is redeemed by the holder or the likelihood of redemption becomes remote (gift card breakage) and the Company determines there is no legal obligation to remit the value of the unredeemed gift cards to governmental agencies. The Company determines the gift card breakage rate based upon historical redemption patterns. Certain of the Company’s gift cards are sold on a discount and the net value (face value to be redeemed less the proceeds received) is deferred until redeemed or breakage is deemed appropriate. The Company has deemed gift card breakage income immaterial for fiscal years 2012, 2013 and 2014, and it is included in revenues in the consolidated statements of income and comprehensive income. The Company excludes from revenue any taxes assessed by governmental agencies that are directly imposed on revenue-producing transactions between the Company and a customer.

Stock-Based Compensation

In connection with the IPO, the Company adopted the Del Frisco’s Restaurant Group, Inc. 2012 Long-Term Equity Incentive Plan (the “2012 Plan”), which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. The Company recognizes stock-based compensation in accordance with “Compensation—Stock Compensation,” the Financial Accounting Standards Board (FASB)  Accounting Standards Codification (ASC) Topic 718 (Topic 718). Stock-based compensation cost includes compensation cost for all share-based payments granted based on the grant date fair value estimated in accordance with the provisions of Topic 718. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award.

Reclassifications

Certain amounts from the prior years have been reclassified to conform with the fiscal 2014 presentation.

Recently Issued Accounting Standards

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, Intangibles—Goodwill and Other (Topic 350), Testing Indefinite Lived Intangible Assets for Impairment. This ASU simplifies the guidance for impairment testing of indefinite-lived intangible assets other than goodwill and gives companies the option to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Companies electing to perform a qualitative assessment are no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. This update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012. All provisions of the update were effective for the Company in fiscal 2013. The Company does not believe the new guidance had a significant impact on its consolidated financial statements.

In April 2014, the FASB issued ASU, 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This ASU raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  This update is effective in fiscal periods beginning after December 15, 2014.  The adoption of this new guidance is not expected to have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers.  This ASU is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This update is effective in fiscal periods beginning after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

(3) Intangible Assets and Goodwill

	December 31,	December 30,
	2013	2014

	(In Thousands)
Amortized intangible assets:
Gross carrying amount:
Favorable leasehold interests	$848	$848
Licensing and development rights	1,077	1,077
Other	391	453
	2,316	2,378
Accumulated amortization:
Favorable leasehold interests	(724)	(795)
Licensing and development rights	(465)	(531)
Other	(57)	(80)
	(1,246)	(1,406)
Net amortized intangible assets	1,070	972
Unamortized intangible assets:
Goodwill	75,365	75,365
Trade names	34,893	34,893
Liquor license permits	385	710
	$110,643	$110,968

Licensing contract rights and favorable lease rights are being amortized using the straight-line method over the estimated lives of the related contracts and agreements, which are seven to nine years for favorable leasehold interest and 17 years for licensing contract rights. Liquor licenses that are transferable are carried at cost. Such licenses are reviewed for impairment on an annual basis.

Goodwill is allocated to the Del Frisco’s and Sullivan’s reporting units, respectively, as follows: $43,928 and $31,437 at December 31, 2013 and December 30, 2014. A portion of the goodwill allocated to the Sullivan’s location that was sold in fiscal 2012 was written off in fiscal 2012. See Note 16 for further discussion of discontinued operations.

The Company has estimated that annual amortization expense will amount to approximately $142 for 2015, $106 for 2016, $97 for 2017, $97 for 2018, and $97 for 2019.

Amortization expense was  $169,  $169 and $160 for the years ended December 25, 2012, December 31, 2013, and December 30, 2014, respectively.

The Company performed the annual test for impairment of goodwill and intangible assets and concluded that no impairment existed as of December 25, 2012, December 31, 2013 or December 30, 2014 accordingly, no impairment losses were recorded.

On February 1, 2012, the Company entered into an agreement to terminate a license agreement with the licensee operating a Del Frisco’s in Orlando, Florida effective June 1, 2013. The original licensing agreement has been amortized over the expected term of the agreement, and has a remaining book value of $546 as of December 30, 2014. Under the agreement, in exchange for the Company surrendering its right to receive licensing fees from January 1, 2012 through June 1, 2013 and making a one-time $25 payment to the licensee, the Company will have the rights to open and operate any of its restaurants in the three counties that make up the Orlando metropolitan area no earlier than January 1, 2015. The Company accounted for this as an exchange of non-monetary assets, for which the Company has concluded that the fair value of the asset surrendered approximates its book value and therefore no gain or loss has been recorded on the exchange. To determine the fair value of the asset surrendered, the Company utilized a discounted cash flow method that applied a discount rate of 11.5%, the Company’s weighted-average cost of capital, to the future estimated cash flows to be received over the remaining term, including expected renewal, of the license agreement.

(4) Related Party Transactions

Management and Accounting Fees Paid to Related Party

At the date of Acquisition, the Company entered into an agreement with Hudson Advisors, L.L.C. (Hudson), an affiliate of certain entities that held an indirect investment interest in the Company. Pursuant to the agreement, Hudson provided certain asset management and advisory services to the Company. During the year ended December 25, 2012, the Company incurred charges for such services of $1,252. This agreement was terminated upon consummation of the IPO, as discussed in Note 1.

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

(5) Leases

The Company leases certain facilities under noncancelable operating leases with terms expiring between 2015 and 2035. The leases have renewal options ranging from five to 20 years, which are exercisable at the Company’s option. In addition, certain leases contain escalation clauses based on a fixed percentage increase and provisions for contingent rentals based on a percentage of gross revenues, as defined. Total rental expense amounted to $13,065,  $15,875 and $18,728 including contingent rentals of approximately $3,240,  $3,490 and $3,918 for the years ended December 25, 2012, December 31, 2013, and December 30, 2014, respectively.

Future minimum lease payments under noncancelable operating leases include renewal option periods for certain leases when such option periods are included for purposes of calculating straight-line rents. At December 30, 2014, future minimum rentals for each of the next five years and in total are as follows:

2015	$17,316
2016	18,708
2017	18,621
2018	18,750
2019	18,972
Thereafter	222,727
Total minimum lease payments	$315,094

(6) Income Taxes

Total income tax expense for fiscal years 2012, 2013, and 2014 was allocated as follows (in thousands):

	Year Ended
	December 25,	December 31,	December 30,
	2012	2013	2014
Income tax expense from continuing operations	$5,592	$5,556	$7,723
Income tax benefit from discontinued operations	(2)	—	—
Total income tax expense	$5,590	$5,556	$7,723

The components of income tax expense from continuing operations consist of the following (in thousands):

	Year Ended
	December 25,	December 31,	December 30,
	2012	2013	2014
Current tax expense (benefit):
Federal	$5,406	$(39)	$3,689
State	2,220	1,919	3,381
Total current tax expense	7,626	1,880	7,070
Deferred tax expense (benefit):
Federal	(1,098)	2,859	932
State	(936)	817	(279)
Total deferred tax expense (benefit)	(2,034)	3,676	653
Total income tax expense from continuing operations	$5,592	$5,556	$7,723

The difference between the reported income tax expense from continuing operations and taxes determined by applying the applicable U.S. federal statutory income tax rate to income before taxes from continuing operations is reconciled as follows (dollars in thousands):

	Year Ended
	December 25,		December 31,		December 30,
	2012		2013		2014

Income tax expense at federal statutory rate	$7,058	35%	$6,220	35%	$8,486	35%
State tax expense, net	443	2%	2,163	12%	1,872	8%
FICA tip and work opportunity credits	(2,200)	-10%	(2,620)	-15%	(3,007)	-12%
Nondeductible (nontaxable) insurance	(160)	-1%	(486)	-3%	—	0%
Other items, net	451	2%	279	2%	372	1%
Total income tax expense from continuing operations	$5,592	28%	$5,556	31%	$7,723	32%

In the second quarter of fiscal 2013, the Company determined that a deferred tax asset of $535 recorded in the fourth quarter of fiscal 2012 relating to local income tax net operating loss carryforwards was not realizable, as the related net operating losses originated in years for which the carryforward period had expired.  The Company corrected the deferred tax asset account resulting in a non-cash $535 cumulative adjustment to record additional income tax expense in the second quarter of fiscal 2013. The adjustment did not impact historical cash flows and will not impact the timing of future income tax payments. Prior years’ financial statements were not restated as the impact of these issues was immaterial to previously reported results for any individual prior year and fiscal 2012.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are presented below (in thousands):

	December 31,	December 30,
	2013	2014

	(In Thousands)
Deferred tax assets:
Equity-based compensation	$355	$829
Accrued liabilities	3,259	3,627
Deferred compensation	4,400	5,192
Deferred rent liabilities	8,282	11,172
Other	2,470	2,882
Total deferred tax assets	18,766	23,702
Deferred tax liabilities:
Property and equipment	19,517	24,685
Intangible assets	11,430	11,846
Other	221	226
Total deferred tax liabilities	31,168	36,757
Net deferred tax liabilities	$(12,402)	$(13,055)

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

The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company receives an assessment for interest and penalties, it has been classified in the consolidated financial statements as income tax expense. Generally, the Company’s federal, state, and local tax returns for years subsequent to 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject.

At December 25, 2012, the Company’s unrecognized tax benefits totaled approximately $1,631, related primarily to acquisitions and state tax issues. At December 31, 2013, the Company’s unrecognized tax benefits totaled approximately $1,386, related primarily to state tax issues. At December 30, 2014, the Company’s unrecognized tax benefits totaled approximately $1,386.  The Company does not believe its uncertain tax positions will change materially during the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended
	December 25,	December 31,	December 30,
	2012	2013	2014
Balance at beginning of year	$1,631	$1,631	$1,386
Additions resulting from current year positions	—	—	—
Additions for positions taken in prior years	—	—	—
Expiration of statute of limitations	—	(245)	—
Balance at end of year	$1,631	$1,386	$1,386

The Company accrues interest and penalties in its tax provision. As of December 31, 2013 and December 30, 2014, accrued interest and penalties included in the consolidated balance sheets totaled $2,362 and $2,520, respectively. The change in interest and penalties associated with the Company’s unrecognized tax benefits is included as a component of the Other, net line of the effective tax rate reconciliation.

(7) Long-Term Debt

On October 15, 2012, the Company entered into a new credit facility that provides for a three-year unsecured revolving credit facility of up to $25,000.  Borrowings under the new credit facility bear interest at a rate of LIBOR plus 1.50%. The Company is required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving loan facility. The credit facility is guaranteed by certain subsidiaries of the Company. The new credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA, as defined in the credit agreement, and minimum fixed charge coverage, as defined in the credit agreement. The new credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, changes of control, the incurrence of indebtedness and providing financing or other transactions with affiliates. The Company was in compliance with all of the debt covenants as of December 30, 2014. As of December 30, 2014, the outstanding balance on the Company’s revolving credit facility was $0. Under the revolving loan commitment, the Company had approximately $25,000 of borrowings available under its revolving credit facility, less $861 in letter of credit commitments.

(8) Retirement Plans

The Company provides two retirement benefit plans to participants. The salary-reduction plans are provided through a qualified 401(k) plan and a nonqualified deferred compensation plan (the Plans). Under the Plans, employees who meet minimum service requirements and elect to participate may make contributions of up to 15% of their annual salaries under the 401(k) plan and up to 80% under the deferred-compensation plan. The Company may make additional contributions at the discretion of the Board of Directors. Expenses related to the Plans for the years ended December 25, 2012, December 31, 2013 and December 30, 2014 totaled $1,256, $1,724 and $1,736,  respectively.

(9) Litigation

The Company is involved, from time to time, in litigation arising in the ordinary course of business. The Company believes the outcome of such matters will not have a material adverse effect on its consolidated financial position or results of operations.

(10) Stockholders’ Equity

On October 9, 2013, the Company’s Board of Directors approved a common stock repurchase program. Under this program, the Company could from time to time purchase up to $10,000 of its outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. As of September 9, 2014,  the Company had fully exhausted this authority with 465,496 of our common shares repurchased over the life of the program at a cost of $10,000.

On October 14, 2014 the Company’s Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $25,000 of its common stock over the next three years. Under this program, the Company could from time to time purchase outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares. As of December 30, 2014, the Company had not repurchased any shares of common stock under this program.

(11) Commitments and Contingencies

Prior to the Acquisition, the Company guaranteed certain lease payments of Star’s subsidiaries in connection with the leasing of real estate for restaurant locations. As of December 30, 2014, the Company was responsible as guarantor for five of the leases of its former affiliates. The leases expire at various times through 2016. These guarantees will require payment by the Company only in an event of default by the former affiliate where it is unable to make the required lease payments. Management believes that any future payments required under these guarantees will not be significant. At December 30, 2014 the maximum potential amount of future payments the Company could be required to make as a result of the guarantees was $893.

At December 30, 2014, the Company had outstanding letters of credit of $1,076, of which $215 were collateralized by restricted cash and $861 were outstanding on the Company’s revolving credit facility. The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions.

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

The following tables present our financial assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and December 30, 2014 (in thousands):

	Fair Value Measurements
	Level	December 31, 2013	December 30, 2014
Deferred compensation plan investments (life insurance policies)	2	$10,754	$12,760
Deferred compensation plan liabilities	2	$(11,022)	$(12,979)

There were no transfers among levels within the fair value hierarchy during the years ended December 31, 2013 or December 30, 2014. The carrying value of the Company’s cash and cash equivalents and restricted cash approximate fair value because of their short term nature, and are classified within Level 1 of the fair value hierarchy. The carrying value of the Company’s accounts payable approximate fair value because of their short term nature, and are classified within Level 2 of the fair value hierarchy.

The Company has no derivative instruments at December 31, 2013 or December 30, 2014.

(13) Segment Reporting

The Company operates the Del Frisco’s, Sullivan’s, and Del Frisco’s Grille brands as operating segments. The concepts operate solely in the U.S. within the full-service dining industry, providing similar products to similar customers. Sales to external customers are derived principally from food and beverage sales, and the Company does not rely on any major customers as a source of sales. The concepts also possess similar economic characteristics, resulting in similar long-term expected financial performance characteristics. However, as Del Frisco’s restaurants typically have higher revenues, driven by their larger physical presence and higher check average, the Del Frisco’s, Sullivan’s, and Del Frisco’s Grille operating segments have varying operating income and restaurant-level EBITDA margins due to the leveraging of higher revenues on certain fixed operating costs such as management labor, rent, utilities, and building maintenance.

The following table presents information about reportable segments for fiscal years 2012, 2013, and 2014 (in thousands):

	Fiscal Year Ended December 30, 2014
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$151,142	$80,911	$69,752	$—	$301,805
Restaurant-level EBITDA	42,946	13,449	10,556	—	66,951
Capital expenditures	19,839	3,452	24,219	492	48,002
Property and equipment	93,267	45,848	72,066	2,261	213,442

	Fiscal Year Ended December 31, 2013
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$144,634	$83,039	$44,133	$—	$271,806
Restaurant-level EBITDA	41,451	12,881	7,777	—	62,109
Capital expenditures	3,234	2,847	25,580	412	32,073
Property and equipment	73,518	42,658	51,402	1,809	169,387

	Fiscal Year Ended December 25, 2012
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$124,692	$83,767	$23,976	$—	$232,435
Restaurant-level EBITDA	35,993	15,721	4,803	—	56,517
Capital expenditures	13,922	3,521	15,857	335	33,635
Property and equipment	70,342	42,217	25,828	1,417	139,804

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

	Fiscal Year Ended
	December 25, 2012	December 31, 2013	December 30, 2014
Restaurant-level EBITDA	$56,517	$62,109	$66,951
Less:
Pre-opening costs	4,058	3,758	4,735
General and administrative	13,449	17,421	20,537
Management and accounting fees
paid to related party	1,252	—	—
Asset advisory agreement termination fee	3,000	—	—
Public offering costs	—	1,024	5
Public offering transaction bonuses	1,462	8,355	—
Non-cash impairment charges	—	2,360	3,536
Depreciation and amortization	8,675	11,300	13,598
Operating income	$24,621	$17,891	$24,540

(14) Earnings Per Share

Basic earnings per share (EPS) data is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted earnings per share for fiscal 2012, 2013 and 2014 exclude stock options of 825,000,  423,579 and 716,335, respectively, which were outstanding during the period, but were anti-dilutive.

(dollars in thousands, except per share data)

	Year Ended
	December 25,	December 31,	December 30,
	2012	2013	2014
Income from continuing operations	$14,573	$12,212	$16,597
Discontinued operations, net of income tax benefit	(819)	—	—
Net income	$13,754	$12,212	$16,597
Shares:
Weighted average number of common shares outstanding	20,432,579	23,779,782	23,517,883
Dilutive shares	—	72,418	222,435
Total Diluted Shares	20,432,579	23,852,200	23,740,318
Basic income (loss) per common share:
Continuing operations	$0.71	$0.51	$0.71
Discontinued operations	(0.04)	—	—
Basic income per share	$0.67	$0.51	$0.71
Diluted income (loss) per common share:
Continuing operations	$0.71	$0.51	$0.70
Discontinued operations	(0.04)	—	—
Diluted income per share	$0.67	$0.51	$0.70

(15) Stock-Based Employee Compensation

2012 Long-Term Equity Incentive Plan

In connection with the IPO, the Company adopted the Del Frisco’s Restaurant Group, Inc. 2012 Long-Term Equity Incentive Plan (the “2012 Plan”), which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable at various periods ranging from one to four years from date of grant. The 2012 Plan has 2,232,800 shares authorized for issuance under the plan. There are 1,429,000 shares of common stock issuable upon exercise of currently outstanding options at December 30, 2014, and 689,925 shares available for future grants.

The following table details the Company’s total stock option compensation costs during the years ended December 31, 2013 and December 30, 2014 as well as where the costs were expensed (in thousands):

	Fiscal Year Ended
	December 25,	December 31,	December 30,
	2012	2013	2014
Restaurant operating expenses	$74	$332	$442
General and administrative costs	304	1,357	2,125
Total stock compensation cost	$378	$1,689	$2,567

The following table summarizes stock option activity during 2014:

	December 30, 2014
	Shares	Weighted average exercise price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value ($000's)
Outstanding at beginning of year	1,492,775	$17.01
Granted	82,375	22.65
Exercised	(85,400)	13.93
Forfeited	(60,750)	18.76
Outstanding at end of period	1,429,000	$17.45	8.17 years	$8,640
Options exercisable at end of period	454,750	$16.12	7.97 years	$3,335

The intrinsic value of options exercised during fiscal 2014 was $759. A summary of the status of non-vested shares as of December 30, 2014 and changes during fiscal 2014 is presented below:

	December 30, 2014
	Shares	Weighted average Grant-Date Fair Value
Non-vested shares at beginning of year	1,326,375	$6.84
Granted	82,375	8.85
Vested	(375,000)	6.61
Forfeited	(59,500)	7.41
Non-vested shares at end of period	974,250	$7.08

As of December 30, 2014, there was $5,603 of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a period of approximately 2.2 years. The total fair value of shares vested during fiscal 2014 was $2,477.

The following table details the values from and assumptions for the Black-Scholes option pricing model for stock options issued during the fiscal years ended December 25, 2012, December 31, 2013 and December 30, 2014.

	2012	2013	2014
Weighted average grant date fair value	$4.82	$8.30	$8.85
Weighted average risk-free interest rate	0.58%	1.44%	1.91%
Weighted average expected life	5.40 years	5.49 years	5.91 years
Weighted average volatility	40.21%	41.65%	38.00%
Expected dividend	—	—	—

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

The Company determined that this closure met the criteria for classification as discontinued operations. As a result, all historical operating results of this property are reflected within discontinued operations in the consolidated statements of comprehensive income (loss) for all periods presented. Loss from discontinued operations, net of tax is comprised of the following:

Fiscal Year Ended
December 25, 2012
Revenues	$1,505
Loss before income tax	(821)
Income tax benefit	2
Loss from discontinued operations, net of income tax	$(819)

(17) Quarterly Financial Information (Unaudited)

The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 2014 and fiscal 2013 (in thousands, except per share data).

	Fiscal Year Ended December 30, 2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year
Revenues	$66,622	$67,386	$61,949	$105,848	$301,805
Operating income	6,749	6,920	2,452	8,419	24,540
Income from continuing operations	4,522	4,769	1,785	5,521	16,597
Net income	4,522	4,769	1,785	5,521	16,597
Basic income per common share:
Continuing operations	$0.19	$0.20	$0.08	$0.24	$0.71
Discontinued operations	—	—	—	—	—
Basic income per share	$0.19	$0.20	$0.08	$0.24	$0.71
Basic weighted average shares outstanding	23,627	23,579	23,464	23,430	23,518

Diluted income per common share:
Continuing operations	$0.19	$0.20	$0.08	$0.23	$0.70
Discontinued operations	—	—	—	—	—
Diluted income per share	$0.19	$0.20	$0.08	$0.23	$0.70
Diluted weighted average shares outstanding	23,856	23,847	23,683	23,611	23,740

	Fiscal Year Ended December 31, 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year
Revenues	$59,802	$60,359	$54,183	$97,462	$271,806
Operating income	4,904	6,935	(759)	6,811	17,891
Income from continuing operations	3,569	4,431	(380)	4,592	12,212
Net income	3,569	4,431	(380)	4,592	12,212
Basic income (loss) per common share:
Continuing operations	$0.15	$0.19	$(0.02)	$0.19	$0.51
Discontinued operations	—	—	—	—	—
Basic income (loss) per share	$0.15	$0.19	$(0.02)	$0.19	$0.51
Basic weighted average shares outstanding	23,795	23,795	23,801	23,744	23,780

Diluted income (loss) per common share:
Continuing operations	$0.15	$0.19	$(0.02)	$0.19	$0.51
Discontinued operations	—	—	—	—	—
Diluted income (loss) per share	$0.15	$0.19	$(0.02)	$0.19	$0.51
Diluted weighted average shares outstanding	23,795	23,827	23,937	23,859	23,852

During the fourth fiscal quarter of 2014, the Company incurred a $3,536 non-cash impairment charge related to the Phoenix Grille location.

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