Form 10-Q
period 2015-03-24
Del Frisco's Restaurant Group, Inc.
filed 2015-04-28
CIK 1415301

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

_______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 24, 2015

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

As of April 27, 2015, the latest practicable date, 23,603,465 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

Table of Contents:

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 24,	December 30,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,835	$3,520
Restricted cash	215	215
Inventory	15,722	16,592
Income taxes receivable	3,069	4,769
Deferred income taxes	2,855	3,124
Lease incentives receivable	4,626	5,406
Prepaid expenses and other	5,298	6,007
Total current assets	38,620	39,633
Property and equipment, net of accumulated depreciation of $58,443 and $61,971 at December 30, 2014 and March 24, 2015 (unaudited), respectively	156,694	154,999
Goodwill	75,365	75,365
Intangible assets, net	36,539	36,575
Deferred compensation plan investments	13,595	12,760
Other assets	332	334
Total assets	$321,145	$319,666

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$—	$—
Accounts payable	11,361	12,198
Accrued payroll	5,792	5,788
Accrued self-insurance	1,034	950
Deferred revenue	13,351	15,716
Other current liabilities	5,317	6,244
Total current liabilities	36,855	40,896
Long-term debt	—	—
Deferred rent obligations	33,303	33,186
Deferred income taxes	15,608	16,179
Other liabilities	18,422	18,422
Total liabilities	104,188	108,683
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 30, 2014 or March 24, 2015 (unaudited)	—	—
Common stock, $0.001 par value, 190,000,000 shares authorized, 23,908,542 shares issued and 23,443,046 shares outstanding at December 30, 2014 and 23,908,542 shares issued and 23,443,046 shares outstanding at March 24, 2015 (unaudited)	24	24
Treasury stock at cost: 465,496 shares at December 30, 2014 and March 24, 2015 (unaudited)	(10,000)	(10,000)
Additional paid in capital	134,463	133,883
Retained earnings	92,470	87,076
Total stockholders' equity	216,957	210,983
Total liabilities and stockholders' equity	$321,145	$319,666

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income—Unaudited

(Dollars in thousands, except per share data)

	12 Weeks Ended
	March 24,	March 25,
	2015	2014
Revenues	$75,102	$66,622
Costs and expenses:
Costs of sales	21,662	20,052
Restaurant operating expenses	34,947	30,570
Marketing and advertising costs	1,371	1,221
Pre-opening costs	267	384
General and administrative costs	5,478	4,686
Secondary public offering costs	—	5
Depreciation and amortization	3,577	2,955
Operating income	7,800	6,749
Other income (expense), net:
Interest expense	(25)	(15)
Other	(89)	(17)
Income before income taxes	7,686	6,717
Income tax expense	2,292	2,195
Net income	$5,394	$4,522

Basic earnings per common share	$0.23	$0.19
Diluted earnings per common share	$0.23	$0.19

Shares used in computing earnings per common share:
Basic	23,443,046	23,627,386
Diluted	23,596,091	23,855,814

Comprehensive income	$5,394	$4,522

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity—Unaudited

(Dollars in thousands)

	Common Stock		Additional Paid	Treasury	Retained
	Shares	Par Value	In Capital	Stock	Earnings	Total

Balance at December 30, 2014	23,443,046	$24	$133,883	$(10,000)	$87,076	$210,983
Net income	—	—	—	—	5,394	5,394
Share-based compensation costs	—	—	580	—	—	580
Balance at March 24, 2015	23,443,046	$24	$134,463	$(10,000)	$92,470	$216,957

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Dollars in thousands)

	12 Weeks Ended
	March 24,	March 25,
	2015	2014
Cash flows from operating activities:
Net income	$5,394	$4,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,577	2,955
Loss on disposal of restaurant property	3	17
Loan cost amortization	4	4
Non-cash equity based compensation	580	573
Deferred income taxes	(302)	(340)
Amortization of deferred lease incentives	(238)	(176)
Changes in operating assets and liabilities:
Inventories	870	402
Lease incentives receivable	780	772
Other assets	160	781
Accounts payable	1,117	221
Income taxes	1,124	1,498
Deferred rent obligations	397	405
Other liabilities	(2,956)	(3,190)
Net cash provided by operating activities	10,510	8,444

Cash flows from investing activities:
Proceeds from sale of property and equipment	1	8
Purchases of property and equipment	(7,194)	(5,787)
Other	(2)	(89)
Net cash used in investing activities	(7,195)	(5,868)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	48
Net cash provided by financing activities	—	48

Net increase in cash and cash equivalents	3,315	2,624
Cash and cash equivalents at beginning of period	3,520	13,674
Cash and cash equivalents at end of period	$6,835	$16,298

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$15	$12
Income taxes	$1,487	$1,053
Capital expenditures included in accounts payable	$1,954	$1,261

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

1.	BUSINESS AND BASIS OF PRESENTATION

As of March 24, 2015, Del Frisco’s Restaurant Group, Inc. (the “Company”) owned and operated 46 restaurants under the concept names of Del Frisco’s Double Eagle Steak House (“Del Frisco’s”), Sullivan’s Steakhouse (“Sullivan’s”), and Del Frisco’s Grille (“Grille”). Of the 46 restaurants the Company operated at the end of the period covered by this report, there were 11 Del Frisco’s restaurants, 19 Sullivan’s restaurants and 16 Grille restaurants in operation in 20 states and the District of Columbia.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the 12 weeks ended March 24, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2015. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2014 filed with the SEC on February 27, 2015.

The Company operates on a 52- or 53-week fiscal year ending the last Tuesday in December. The fiscal quarters ended March 24, 2015 and March 25, 2014 each contained 12 weeks and are referred to herein as the first quarter of fiscal year 2015 and the first quarter of fiscal year 2014, respectively. Fiscal year 2015 will be a 52-week fiscal year as was fiscal year 2014.

Accounting Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at the time. Actual amounts may differ from those estimates.

There have been no material changes to the significant accounting policies from what was previously reported in our 2014 10-K.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers.  This ASU is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This update is currently scheduled to be effective in fiscal periods beginning after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The amendments in this ASU are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the impact of adopting this ASU to be material to the Company’s financial statements and related disclosures.

2.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) data is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the 12 weeks ended March 24, 2015 excludes options to purchase 768,227 shares of common stock, which were outstanding during the period, but were antidilutive. Diluted EPS for the 12 weeks ended March 25, 2014, excludes options to purchase 692,523 shares, which were outstanding during the period but were anti-dilutive.

(dollars in thousands, except per share data)

	12 Weeks Ended
	March 24,	March 25,
	2015	2014
Net income	$5,394	$4,522
Shares:
Weighted average number of common shares outstanding	23,443,046	23,627,386
Dilutive shares	153,045	228,428
Total Diluted Shares	23,596,091	23,855,814

Basic earnings per common share	$0.23	$0.19
Diluted earnings per common share	$0.23	$0.19

3.	STOCK-BASED EMPLOYEE COMPENSATION

2012 Long-Term Equity Incentive Plan

On July 16, 2012, the Company adopted the Del Frisco’s Restaurant Group, Inc. 2012 Long-Term Equity Incentive Plan (the “2012 Plan”), which allows the Company to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options become exercisable at various periods ranging from one to four years from the date of grant. The 2012 Plan has 2,232,800 shares authorized for issuance under the plan. There were 1,423,000 shares of common stock issuable upon exercise of outstanding options at March 24, 2015 and 695,925 shares available for future grants.

The following table details the Company’s total stock option compensation cost during the 12 weeks ended March 24, 2015 and March 25, 2014 as well as where the costs were expensed (in thousands):

	12 Weeks Ended
	March 24,	March 25,
	2015	2014
Restaurant operating expenses	$108	$98
General and administrative costs	472	475
Total stock compensation cost	$580	$573

The following table summarizes stock option activity during the 12 week period ended March 24, 2015:

	12 Weeks Ended March 24, 2015
	Shares	Weighted average exercise price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value ($000's)
Outstanding at beginning of year	1,429,000	$17.45
Granted	—	—
Exercised	—	—
Forfeited	(6,000)	19.90
Outstanding at end of period	1,423,000	$17.44	7.9 years	4,550
Options exercisable at end of period	463,875	$16.29	7.8 years	1,927

A summary of the status of non-vested stock options as of March 24, 2015 and changes during the 12 weeks ended March 24, 2015 is presented below:

	12 Weeks Ended
	March 24, 2015
	Shares	Weighted average Grant-Date Fair Value
Non-vested stock options at beginning of year	974,250	$7.08
Granted	—	—
Vested	(11,375)	7.88
Forfeited	(3,750)	8.44
Non-vested stock options at end of period	959,125	$7.06

As of March 24, 2015, there was $5.0 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a period of approximately 2.0 years. No stock-based awards were issued under the 2012 Plan during the 12 weeks ended March 24, 2015. The following table details the values from and assumptions for the Black-Scholes option pricing model for stock options issued during the 12 weeks ended March 25, 2014:

12 Weeks Ended
March 25, 2014
Weighted average grant date fair value	$9.99
Weighted average risk-free interest rate	1.86%
Weighted average expected life	5.40 years
Weighted average volatility	37.32%
Expected dividend	—

The Black-Scholes option valuation model requires the input of subjective assumptions, including the expected life of the stock-based award. The assumptions above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. The expected term of options granted is based on a representative peer group with similar employee groups and expected behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury constant maturities rate in effect at the time of grant. The Company utilized a weighted rate for expected volatility based on a representative peer group with a similar expected term of options granted. Outstanding options granted under the 2012 Plan are subject to a four year vesting period and have a ten year maximum contractual term.

In addition, the Company is required to estimate the expected forfeiture rate and only recognizes expense for those stock options expected to vest. If the actual forfeiture rate is materially different from the Company’s estimate, the share-based compensation expense could be materially different.

4.	LONG-TERM DEBT

On October 15, 2012 the Company entered into a credit facility that provides for a three-year unsecured revolving credit facility of up to $25.0 million. Borrowings under the credit facility bear interest at a rate of LIBOR plus 1.50%. The Company is required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving credit facility. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA and minimum fixed charge coverage, both as defined in the credit agreement. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates. The Company was in compliance with all of the debt covenants as of March 24, 2015 and December 30, 2014.

As of March 24, 2015 and December 30, 2014, there were no outstanding borrowings on the Company’s revolving credit facility. Under the revolving loan commitment, the Company had approximately $25.0 million of borrowings available less  $861,000 in outstanding letters of credit commitments.

5.	INCOME TAXES

The effective income tax rate for the 12 weeks ended March 24, 2015 was 29.8% compared to an effective income tax rate of 32.7% for the 12 weeks ended March 25, 2014. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses. The effective income tax rate for the 12 weeks ended March 24, 2015 also benefited from the settlement of uncertain tax positions within certain jurisdictions.

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis at March 24, 2015 and December 30, 2014, respectively (in thousands):

	Fair Value Measurements
	Level	March 24, 2015	December 30, 2014
Deferred compensation plan investments	2	$13,595	$12,760
Deferred compensation plan liabilities (included in Other liabilities)	2	$(13,774)	$(12,979)

There were no transfers among levels within the fair-value hierarchy during the first quarter of fiscal 2015 and fiscal 2014.  The carrying value of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value due to their short term nature.

7.	SEGMENT REPORTING

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

The following tables present information about reportable segments for the 12 weeks ended March 24, 2015 and March 25, 2014 and as of March 24, 2015 and March 25, 2014, respectively (in thousands):

	12 Weeks Ended March 24, 2015
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$36,022	$19,837	$19,243	$—	$75,102
Restaurant-level EBITDA	10,324	3,875	2,923	—	17,122
Capital expenditures	1,455	393	3,303	89	5,240
Property and equipment	94,718	46,231	75,368	2,348	218,665

	12 Weeks Ended March 25, 2014
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$32,568	$19,020	$15,034	$—	$66,622
Restaurant-level EBITDA	9,208	3,162	2,409	—	14,779
Capital expenditures	1,012	1,455	1,956	103	4,526
Property and equipment	74,492	44,086	53,358	1,895	173,831

In addition to using consolidated results in evaluating the Company’s performance and allocating its resources, the Company’s chief operating decision maker uses restaurant-level EBITDA, which is not a measure defined by GAAP. The Company defines restaurant-level EBITDA as operating income before pre-opening costs, general and administrative costs, secondary public offering costs and depreciation and amortization. Pre-opening costs are excluded because they vary in timing and magnitude and are not related to the health of ongoing operations. General and administrative costs are only included in the Company’s consolidated financial results as they are generally not specifically identifiable to individual operating segments as these costs relate to supporting all of the restaurant operations of the Company and the extension of the Company’s concepts into new markets. Public offering costs and depreciation and amortization are excluded because they are not ongoing controllable cash expenses and they are not related to the health of ongoing operations. Property and equipment is the only balance sheet measure used by the Company’s chief operating decision maker in allocating resources. See table below (in thousands) for a reconciliation of restaurant-level EBITDA to operating income from continuing operations.

	12 Weeks Ended
	March 24, 2015	March 25, 2014
Restaurant-level EBITDA	$17,122	$14,779
Less:
Pre-opening costs	267	384
General and administrative costs	5,478	4,686
Secondary public offering costs	—	5
Depreciation and amortization	3,577	2,955
Operating income	$7,800	$6,749

8.	COMMITMENTS AND CONTINGENCIES

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

Prior to the acquisition of Lone Star Steakhouse & Saloon, Inc. by Lone Star Fund, the Company’s predecessor guaranteed certain lease payments of certain non-Company restaurants in connection with the leasing of real estate for restaurant locations. As of March 24, 2015 and December 30, 2014, the Company was responsible as guarantor for five of these leases of its former affiliate. The leases expire at various times through 2016. These guarantees will require payment by the Company only in an event of default by the former affiliate where it is unable to make the required lease payments. Management believes that the likelihood is remote that material payments will be required under these guarantees. At March 24, 2015 and December 30, 2014 the maximum potential amount of future lease payments the Company could be required to make as a result of the guarantees was approximately $0.8 million and  $0.9 million, respectively.

During the first quarter of fiscal 2015, the Company received notification that its former affiliate ceased payments on two of the five aforementioned leases. The two leases, for which payment had not been made, are non-operating land leases, while the other three leases guaranteed by the Company are operating properties. As a result of this development, the Company has determined it is probable a liability exists in regards to these two non-operating land leases. The Company’s reasonable estimate of this liability is a range between $85 thousand and $304 thousand, with no amount within that range more probable than any other amount. Accordingly, $85 thousand was recorded to Other expense during the quarter.

At March 24, 2015 and December 30, 2014, the Company had outstanding letters of credit of $1,076,000,  of which $861,000 were drawn on the Company’s credit facility (see Note 4,  Long-Term Debt ) and $215,000 were collateralized by restricted cash. The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2014, filed February 27, 2015, or the 2014 10-K, as well as other factors that may affect our business, results of operations, or financial condition. Forward looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward looking statements, whether as a result of new information,  future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward looking statements contained in this report will, in fact, transpire.

Overview

Del Frisco’s Restaurant Group develops, owns and operates three contemporary, high-end, complementary restaurants: Del Frisco’s Double Eagle Steak House, or Del Frisco’s, Sullivan’s Steakhouse, or Sullivan’s, and Del Frisco’s Grille, or the Grille. We currently operate 46 restaurants in 20 states and the District of Columbia. Of the 46 restaurants we operated as of the end of the period covered by this report, there were 11 Del Frisco’s restaurants, 19 Sullivan’s restaurants and 16 Grille restaurants.

Unless the context otherwise indicates, all references to “we,” “our,” “us,” or the “Company” refer to Del Frisco’s Restaurant Group, Inc. and its subsidiaries.

Our Growth Strategies and Outlook. Our growth model is comprised of the following three primary drivers:

•

Pursue Disciplined Restaurant Growth. We believe that there are significant opportunities to grow our concepts on a nationwide basis in both existing and new markets where we believe we can generate attractive unit-level economics. We are presented with many development opportunities, and we carefully evaluate each opportunity to determine that sites selected for development have a high probability of meeting our return on investment targets. Our disciplined growth strategy includes accepting only those sites that we believe present attractive rent and tenant allowance structures as well as reasonable construction costs given the sales potential of the site. We believe our concepts’ complementary market positioning and ability to coexist in the same markets, coupled with our flexible unit models, will allow us to expand each of our three concepts into a greater number of locations.

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

Performance Indicators. We use the following key metrics in evaluating the performance of our restaurants:

•

Comparable Restaurant Sales. We consider a restaurant to be comparable during the first full fiscal period following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 32 and 36 restaurants at March 25, 2014 and March 24, 2015, respectively.

•

Average Check. Average check is calculated by dividing total restaurant sales by customer counts for a given time period. Average check is influenced by menu prices and menu mix. Management uses this indicator to analyze trends in customers’ preferences, the effectiveness of menu changes and price increases and per customer expenditures.

•

Average Weekly Volume. Average weekly volume, or AWV, consists of the average weekly sales of our restaurants over a certain period of time. This measure is calculated by dividing total restaurant sales within a period by the number of restaurants’ operating weeks during the relevant period. This indicator assists management in measuring changes in customer traffic, pricing and development of our concepts.

•	Customer Counts. Customer counts are measured by the number of entrées ordered at our restaurants over a given time period.

•

Restaurant-Level EBITDA Margin. Restaurant-level EBITDA margin, a non-GAAP financial measure, represents operating income before pre-opening costs, general and administrative costs, secondary public offering costs and depreciation and amortization. By monitoring and controlling our restaurant-level EBITDA margins, we can gauge the overall profitability of our core restaurant operations. See Note 7,  Segment Reporting in the notes to our condensed consolidated financial statements for additional information on restaurant-level EBITDA.

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

Results of Operations

The following table shows our operating results (in thousands), as well as our operating results as a percentage of revenues, for the 12 weeks ended March 24, 2015 and March 25, 2014.

	12 Weeks Ended
	March 24,		March 25,
	2015		2014
Revenues	$75,102	100.0%	$66,622	100.0%
Costs and expenses:
Costs of sales	21,662	28.8%	20,052	30.1%
Restaurant operating expenses	34,947	46.5%	30,570	45.9%
Marketing and advertising costs	1,371	1.9%	1,221	1.8%
Pre-opening costs	267	0.3%	384	0.6%
General and administrative costs	5,478	7.3%	4,686	7.0%
Secondary public offering costs	—	0.0%	5	0.0%
Depreciation and amortization	3,577	4.8%	2,955	4.5%
Operating income	7,800	10.4%	6,749	10.1%
Other income (expense), net:
Interest expense	(25)	0.0%	(15)	0.0%
Other	(89)	-0.2%	(17)	0.0%
Income before income taxes	7,686	10.2%	6,717	10.1%
Income tax expense	2,292	3.0%	2,195	3.3%
Net income	$5,394	7.2%	$4,522	6.8%

Fiscal Quarter Ended March 24, 2015 (12 weeks) Compared to the Fiscal Quarter Ended March 25, 2014 (12 weeks)

The following tables show our operating results (in thousands) by segment, as well as our operating results as a percentage of revenues, for the 12 weeks ended March 24, 2015 and March 25, 2014.

	12 Weeks Ended March 24, 2015
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$36,022	100.0%	$19,837	100.0%	$19,243	100.0%	$75,102	100.0%
Costs and expenses:
Cost of sales	10,733	29.8%	5,826	29.4%	5,103	26.5%	21,662	28.8%
Restaurant operating expenses:
Labor	8,547	23.7%	5,656	28.5%	6,230	32.4%	20,433	27.2%
Operating expenses	3,469	9.6%	2,770	14.0%	2,430	12.6%	8,669	11.5%
Occupancy	2,490	6.9%	1,270	6.4%	2,085	10.8%	5,845	7.8%
Restaurant operating expenses	14,506	40.2%	9,696	48.9%	10,745	55.8%	34,947	46.5%
Marketing and advertising costs	459	1.3%	440	2.2%	472	2.5%	1,371	1.9%
Restaurant-level EBITDA	10,324	28.7%	3,875	19.5%	2,923	15.2%	17,122	22.8%
Pre-opening costs							267	0.3%
General and administrative							5,478	7.3%
Depreciation and amortization							3,577	4.8%
Operating income							$7,800	10.4%

Restaurant operating weeks	132		228		192		552
Average weekly volume	$273		$87		$100		$136

	12 Weeks Ended March 25, 2014
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$32,568	100.0%	$19,020	100.0%	$15,034	100.0%	$66,622	100.0%
Costs and expenses:
Cost of sales	10,069	30.9%	5,713	30.0%	4,270	28.4%	20,052	30.1%
Restaurant operating expenses:
Labor	7,422	22.8%	5,489	28.9%	4,876	32.4%	17,787	26.7%
Operating expenses	3,212	9.9%	2,937	15.4%	1,858	12.4%	8,007	12.0%
Occupancy	2,153	6.6%	1,249	6.6%	1,374	9.1%	4,776	7.2%
Restaurant operating expenses	12,787	39.3%	9,675	50.9%	8,108	53.9%	30,570	45.9%
Marketing and advertising costs	504	1.5%	470	2.5%	247	1.7%	1,221	1.8%
Restaurant-level EBITDA	9,208	28.3%	3,162	16.6%	2,409	16.0%	14,779	22.2%
Pre-opening costs							384	0.6%
General and administrative							4,686	7.0%
Secondary public offering costs							5	0.0%
Depreciation and amortization							2,955	4.5%
Operating income							$6,749	10.1%

Restaurant operating weeks	120		228		132		480
Average weekly volume	$271		$83		$114		$139

Revenues. Consolidated revenues increased $8.5 million, or 12.7%, to $75.1 million in the first quarter of fiscal 2015 from $66.6 million in the first quarter of fiscal 2014. This increase was primarily driven by $8.0 million in incremental revenue from an additional 72 operating weeks provided by six new restaurants opened subsequent to the first quarter of fiscal 2014 and increased revenue at our comparable restaurants. These increases were partially offset by a decrease in revenue related to non-comparable restaurant sales. Comparable restaurant sales increased 2.2% for the first quarter of fiscal 2015 driven by a 4.1% increase in average check, partially offset by a 1.9% decrease in customer counts. During the first quarter of fiscal 2015, revenues were also negatively impacted by 53 lost restaurant operating days resulting from severe weather as compared to 32 lost restaurant operating days in the first quarter of fiscal 2014.

Del Frisco’s revenues increased $3.4 million, or 10.6%, to $36.0 million in the first quarter of fiscal 2015 from $32.6 million in the first quarter of fiscal 2014. Comparable restaurant sales increased 2.3% for the first quarter of fiscal 2015 comprised of a 1.9% increase in average check as well as a 0.4% increase in customer counts. The increase in revenues was also driven by $2.7 million in incremental revenue from an additional 12 operating weeks provided by one new restaurant opened subsequent to the first quarter of fiscal 2014. During the first quarter of fiscal 2015, revenues were also negatively impacted by 14 lost restaurant operating days resulting from severe weather as compared to 6 lost restaurant operating days in the first quarter of fiscal 2014.

Sullivan’s revenues increased $0.8 million, or 4.3%, to $19.8 million in the first quarter of fiscal 2015 from $19.0 million in the first quarter of fiscal 2014. Comparable restaurant sales increased 4.8% for the first quarter of fiscal 2015 driven by  an 8.1% increase in average check, partially offset by a 3.3% decrease in customer counts. The increase in average check and offsetting reduced customer counts were impacted by a shift in mix associated with the removal of certain bar entrees. During the first quarter of fiscal 2015, revenues were also negatively impacted by 24 lost restaurant operating days resulting from severe weather as compared to 21 lost restaurant operating days in the first quarter of fiscal 2014.

Grille revenues increased $4.2 million, or 28.0%, to $19.2 million in the first quarter of fiscal 2015 from $15.0 million in the first quarter of fiscal 2014. This increase was primarily driven by incremental revenue from an additional 60 operating weeks provided by five new restaurants opened subsequent to the first quarter of fiscal 2014, partially offset by a comparable restaurant sales decrease of 3.5% in the first quarter of fiscal 2015 comprised of a 3.5% decrease in customer counts as well as a decrease in our non-comparable restaurant sales. During the first quarter of fiscal 2015, revenues were also negatively impacted by 15 lost restaurant operating days resulting from severe weather as compared to 5 lost restaurant operating days in the first quarter of fiscal 2014.

Cost of Sales. Consolidated cost of sales increased $1.6 million, or 8.0%, to $21.7 million in the first quarter of fiscal 2015 from $20.1 million in the first quarter of fiscal 2014. This increase was primarily due to an additional 72 operating weeks provided by the opening of six restaurants subsequent to the first quarter of fiscal 2014. As a percentage of consolidated revenues, consolidated cost of sales decreased to 28.8% during the first quarter of fiscal 2015 from 30.1% in the first quarter of fiscal 2014.

As a percentage of revenues, Del Frisco’s cost of sales decreased to 29.8% during the first quarter of fiscal 2015 from 30.9% in the first quarter of fiscal 2014.  This decrease in cost of sales, as a percentage of revenues, was primarily due to lower beef and wine costs partially offset by higher seafood costs.

As a percentage of revenues, Sullivan’s  cost of sales decreased to 29.4% during the first quarter of fiscal 2015 from 30.0% in the first quarter of fiscal 2014.  This decrease in cost of sales, as a percentage of revenues, was primarily due to lower beef and seafood costs, partially offset by higher liquor and wine costs.

As a percentage of revenues, Grille cost of sales decreased to 26.5% during the first quarter of fiscal 2015 from 28.4% in the first quarter of fiscal 2014.  This decrease in cost of sales, as a percentage of revenues, was primarily due to decreased seafood and wine costs.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $4.4 million, or 14.3%, to $34.9 million in the first quarter of fiscal 2015 from $30.6 million in the first quarter of fiscal 2014. This increase was primarily due to an additional 72 operating weeks in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014 from the opening of six restaurants subsequent to the first quarter of fiscal 2014. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 46.5% in the first quarter of fiscal 2015 from 45.9% in the first quarter of fiscal 2014.

As a percentage of revenues, Del Frisco’s restaurant operating expenses increased to 40.2% during the first quarter of fiscal 2015 from 39.3% during the first quarter of fiscal 2014.  This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher labor and benefits costs and higher occupancy costs, partially offset by lower restaurant operating expenses related to the leveraging effect of certain fixed and semi-variable costs in relation to increased revenue.

As a percentage of revenues, Sullivan’s restaurant operating expenses decreased to 48.9% during the first quarter of fiscal 2015 from 50.9% in the first quarter of fiscal 2014. This decrease in restaurant operating expenses, as a percentage of revenues, was due to lower other restaurant operating expenses related to strategic cost saving initiatives.

As a percentage of revenues, Grille restaurant operating expenses increased to 55.8% during the first quarter of fiscal 2015 from 53.9% in the first quarter of fiscal 2014. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher occupancy costs.

Marketing and Advertising Costs. Consolidated marketing and advertising costs increased $0.2 million, or 12.3%, to $1.4 million in the first quarter of fiscal 2015 from $1.2 million in the first quarter of fiscal 2014. As a percentage of consolidated revenues, consolidated marketing and advertising costs increased to 1.9% in the first quarter of fiscal 2015 from 1.8% in the first quarter of fiscal 2014.

As a percentage of revenues, Del Frisco’s marketing and advertising costs decreased to 1.3% during the first quarter of fiscal 2015 from 1.5% in the first quarter of fiscal 2014.  Marketing and advertising costs, as a percentage of revenues, decreased primarily due to lower print production and the leveraging effect of certain costs in relation to increased revenue.

As a percentage of revenues, Sullivan’s marketing and advertising costs decreased to 2.2% during the first quarter of fiscal 2015 from 2.5%  in the first quarter of fiscal 2014, which was the result of lower print production and broadcast advertising as well as the leveraging effect of certain costs in relation to increased revenue.

As a percentage of revenues, Grille marketing and advertising costs increased to 2.5% during the first quarter of fiscal 2015 compared to 1.7% in the first quarter of fiscal 2014.  The increase in marketing and advertising costs, as a percentage of revenues, was primarily due to higher broadcast and outdoor advertising.

Pre-opening Costs. Pre-opening costs decreased by $0.1 million to $0.3 million in the first quarter of fiscal 2015 from $0.4 million in the first quarter of fiscal 2014 due primarily to lower non-cash preopening rent related to a new Del Frisco’s that opened in 2014. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.

General and Administrative Costs. General and administrative costs increased $0.8 million, or 16.9%, to $5.5 million in the first quarter of fiscal 2015 from $4.7 million in the first quarter of fiscal 2014. This increase was primarily related to additional costs related to growth in the number of corporate and regional management-level personnel to support recent and anticipated growth. As a percentage of revenues, general and administrative costs increased to 7.3% in the first quarter of fiscal 2015 compared to 7.0% in the first quarter of fiscal 2014. General and administrative costs are expected to continue to increase as a result of costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization. Depreciation  and amortization increased $0.6 million, or 21.0%, to $3.6 million in the first quarter of fiscal 2015 from $3.0 million in the first quarter of fiscal 2014.  The increase in depreciation and amortization expense primarily resulted from new assets placed in service during 2014  as well as from existing restaurants that were remodeled during 2014 and the first quarter of fiscal 2015.

Income Tax Expense. The effective income tax rate for the first quarter of fiscal 2015 was 29.8% compared to an effective income tax rate of 32.7%  for the first quarter of fiscal 2014. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses. The effective income tax rate for the 12 weeks ended March 24, 2015 also benefited from the settlement of uncertain tax positions within certain jurisdictions.

Liquidity and Capital Resources

Our principal liquidity requirements are our lease obligations and capital expenditure needs. We expect to finance our operations for at least the next several years, including costs of opening currently planned new restaurants, through cash provided by operations and borrowings available under our credit facility. However, we cannot be sure that these sources will be sufficient to finance our operations, and we may seek additional financing in the future. As of March 24, 2015, we had cash and cash equivalents of approximately $6.8 million.

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

The following table presents a summary of our cash flows for the 12 weeks ended March 24, 2015 and March 25, 2014 (in thousands):

	12 Weeks Ended
	March 24,	March 25,
	2015	2014
Net cash provided by operating activities	$10,510	$8,444
Net cash used in investing activities	(7,195)	(5,868)
Net cash provided by financing activities	—	48
Net increase in cash and cash equivalents	$3,315	$2,624

Operating Activities. Net cash flows provided by operating activities increased $2.1 million during the 12 weeks ended March 24, 2015 as compared to the 12 weeks ended March 25, 2014, primarily due to a $0.9 million increase in net income,  a $0.9 million increase related to the timing of payables, a $0.6 million increase in depreciation and amortization,  and a $0.5 million decrease in inventories, partially offset by a $0.6 million increase in other assets.

Investing Activities. Net cash used in investing activities for the 12 weeks ended March 24, 2015 was 7.2 million, consisting primarily of purchases of property and equipment. These purchases primarily related to construction of two Grille restaurants and one Del Frisco’s in progress at the end of the period and remodel activity of existing restaurants. Net cash used in investing activities for the 12 weeks ended March 25, 2014 was $4.6 million, consisting primarily of purchases of property and equipment. These purchases primarily related to construction of one Grille restaurant and one Del Frisco’s in progress at the end of the period and remodel activity of existing restaurants.

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

Credit Facility. On October 15, 2012, we entered into a credit facility that provides for a three-year unsecured revolving credit facility of up to $25.0 million. Borrowings under the credit facility bear interest at a rate of LIBOR plus 1.50%. We are required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving loan facility. The credit facility is guaranteed by certain of our subsidiaries. The credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA (as defined in the credit facility), and minimum fixed charge coverage. Specifically, we are required to have a leverage ratio of less than 1.00 and a fixed charge coverage ratio of greater than 2.00. As of March 24, 2015, we were in compliance with each of these tests. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates. As of March 24, 2015 there were no outstanding borrowings under this facility.

We believe that net cash provided by operating activities and available borrowings under our credit facility will be sufficient to fund currently anticipated working capital, planned capital expenditures and debt service requirements for the next 24 months. We regularly review acquisitions and other strategic opportunities, which may require additional debt or equity financing.

Common Stock Repurchase Program. On October 14, 2014, our Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $25 million of its common stock over the next three years. Under this program, we may from time to time purchase our outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares. As of March 24, 2015, we had not repurchased any shares of our common stock under this program.

Off-Balance Sheet Arrangements

Prior to the acquisition of Lone Star Steakhouse & Saloon, Inc. by Lone Star Fund, our predecessor guaranteed lease payments of certain non-Del Frisco’s Restaurant Group restaurants in connection with the leasing of real estate for these locations. As of March 24, 2015, we continue to be a guarantor for five of these leases. The leases expire at various times through 2016. These guarantees would require payment by us only in an event of default by the non-Del Frisco’s Restaurant Group tenant where it failed to make the required lease payments or perform other obligations under a lease. We believe that the likelihood is remote that material payments will be required under these guarantees. At March 24, 2015, the maximum potential amount of future lease payments we could be required to make as a result of the guarantees was $0.8 million.

During the first quarter of 2015, the Company received notification that its former affiliate ceased payments on two of the five aforementioned leases. The two leases, for which payment had not been made, are non-operating land leases, while the other three leases guaranteed by the Company are operating properties. As a result of this development, the Company has determined it is probable a liability exists in regards to these two non-operating land leases. The Company’s reasonable estimate of this liability is a range between $85 thousand and $304 thousand, with no amount within that range more probable than any other amount. Accordingly, $85 thousand was recorded to Other expense during the quarter.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at the time. Actual amounts may differ from those estimates.

There have been no material changes to the significant accounting policies from what was previously reported in our 2014 10-K.

Recent Accounting Pronouncements

The effects of new accounting pronouncements are discussed in Note 1,  Business and Basis of Presentation in the notes to our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings available under our credit facility, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. As of March 24, 2015, there were no outstanding borrowings on the Company’s revolving credit facility. Holding other variables constant, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $10,000 per $1.0 million of outstanding debt.

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

There have been no material changes from our risk factors as previously reported in our 2014 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 14, 2014, our Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $25 million of its common stock over the next three years. Under this program, we may from time to time purchase our outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares. As of March 24, 2015, we had not repurchased any shares of our common stock under this program.

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

Date: April 28, 2015

Del Frisco’s Restaurant Group, Inc.

By:	/s/ Mark S. Mednansky
Mark S. Mednansky
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Thomas J. Pennison, Jr.
Thomas J. Pennison, Jr.
Chief Financial Officer, (Principal Financial Officer)