Form 10-Q
period 2015-06-16
Del Frisco's Restaurant Group, Inc.
filed 2015-07-23
CIK 1415301

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

_______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 16, 2015

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

As of July 22, 2015, the latest practicable date, 23,449,996 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

Table of Contents:

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 16,	December 30,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,928	$3,520
Restricted cash	215	215
Inventory	15,668	16,592
Income taxes receivable	3,563	4,769
Deferred income taxes	3,076	3,124
Lease incentives receivable	3,569	5,406
Prepaid expenses and other	4,303	6,007
Total current assets	32,322	39,633
Property and equipment, net of accumulated depreciation of $58,443 and $64,198 at December 30, 2014 and June 16, 2015 (unaudited), respectively	167,473	154,999
Goodwill	75,365	75,365
Intangible assets, net	36,465	36,575
Deferred compensation plan investments	13,862	12,760
Other assets	331	334
Total assets	$325,818	$319,666

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$—	$—
Accounts payable	9,908	12,198
Accrued payroll	5,381	5,788
Accrued self-insurance	1,010	950
Deferred revenue	11,990	15,716
Other current liabilities	6,793	6,244
Total current liabilities	35,082	40,896
Long-term debt	—	—
Deferred rent obligations	34,498	33,186
Deferred income taxes	15,849	16,179
Other liabilities	18,816	18,422
Total liabilities	104,245	108,683
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 30, 2014 or June 16, 2015 (unaudited)	—	—
Common stock, $0.001 par value, 190,000,000 shares authorized, 23,908,542 shares issued and 23,443,046 shares outstanding at December 30, 2014 and 23,915,492 shares issued and 23,449,996 shares outstanding at June 16, 2015 (unaudited)	24	24
Treasury stock at cost: 465,496 shares at December 30, 2014 and June 16, 2015 (unaudited)	(10,000)	(10,000)
Additional paid in capital	135,366	133,883
Retained earnings	96,183	87,076
Total stockholders' equity	221,573	210,983
Total liabilities and stockholders' equity	$325,818	$319,666

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income—Unaudited

(Dollars in thousands, except per share data)

	12 Weeks Ended		24 Weeks Ended
	June 16,	June 17,	June 16,	June 17,
	2015	2014	2015	2014
Revenues	$73,776	$67,386	$148,878	$134,008
Costs and expenses:
Costs of sales	21,276	20,292	42,938	40,344
Restaurant operating expenses	34,260	30,037	69,207	60,608
Marketing and advertising costs	1,746	1,386	3,117	2,607
Pre-opening costs	1,479	906	1,746	1,290
General and administrative costs	5,908	4,844	11,386	9,530
Secondary public offering costs	—	—	—	5
Depreciation and amortization	3,613	3,001	7,190	5,956
Operating income	5,494	6,920	13,294	13,668
Other income (expense), net:
Interest expense	(7)	(16)	(32)	(31)
Other	(88)	(22)	(177)	(39)
Income before income taxes	5,399	6,882	13,085	13,598
Income tax expense	1,686	2,113	3,978	4,308
Net income	$3,713	$4,769	$9,107	$9,290

Basic earnings per common share	$0.16	$0.20	$0.39	$0.39
Diluted earnings per common share	$0.16	$0.20	$0.39	$0.39

Shares used in computing earnings per common share:
Basic	23,445,716	23,578,703	23,444,381	23,603,045
Diluted	23,672,028	23,846,766	23,599,213	23,852,881

Comprehensive income	$3,713	$4,769	$9,107	$9,290

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity—Unaudited

(Dollars in thousands)

	Common Stock		Additional Paid	Treasury	Retained
	Shares	Par Value	In Capital	Stock	Earnings	Total

Balance at December 30, 2014	23,443,046	$24	$133,883	$(10,000)	$87,076	$210,983
Net income	—	—	—	—	9,107	9,107
Share-based compensation costs	—	—	1,382	—	—	1,382
Stock option exercises, including tax effects	6,950	—	101	—	—	101
Balance at June 16, 2015	23,449,996	$24	$135,366	$(10,000)	$96,183	$221,573

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Dollars in thousands)

	24 Weeks Ended
	June 16,	June 17,
	2015	2014
Cash flows from operating activities:
Net income	$9,107	$9,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,190	5,956
Loss on disposal of restaurant property	25	39
Loan cost amortization	8	8
Share-based compensation	1,382	1,154
Deferred income taxes	(282)	(1,096)
Amortization of deferred lease incentives	(475)	(355)
Changes in operating assets and liabilities:
Inventories	924	169
Lease incentives receivable	2,687	1,352
Other assets	780	1,186
Accounts payable	(865)	1,487
Income taxes	658	330
Deferred rent obligations	1,009	881
Other liabilities	(2,832)	(1,730)
Net cash provided by operating activities	19,316	18,671

Cash flows from investing activities:
Proceeds from sale of property and equipment	1	9
Purchases of property and equipment	(21,045)	(17,822)
Other	35	(89)
Net cash used in investing activities	(21,009)	(17,902)

Cash flows from financing activities:
Purchases of treasury stock	—	(2,701)
Proceeds from exercise of stock options	101	308
Net cash provided by (used in) financing activities	101	(2,393)

Net decrease in cash and cash equivalents	(1,592)	(1,624)
Cash and cash equivalents at beginning of period	3,520	13,674
Cash and cash equivalents at end of period	$1,928	$12,050

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$43	$25
Income taxes	$1,778	$3,997
Capital expenditures included in accounts payable	$1,425	$745

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

1.	BUSINESS AND BASIS OF PRESENTATION

As of June 16, 2015, Del Frisco’s Restaurant Group, Inc. (the “Company”) owned and operated 46 restaurants under the concept names of Del Frisco’s Double Eagle Steak House (“Del Frisco’s”), Sullivan’s Steakhouse (“Sullivan’s”), and Del Frisco’s Grille (“Grille”). Of the 46 restaurants the Company operated at the end of the period covered by this report, there were 11 Del Frisco’s restaurants, 18 Sullivan’s restaurants and 17 Grille restaurants in operation in 20 states and the District of Columbia. During the second fiscal quarter of 2015, the Company opened a new Grille location in The Woodlands, Texas. The Company also closed a Sullivan’s location in Denver, Colorado.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the 12 and 24 weeks ended June 16, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2015. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2014 filed with the SEC on February 27, 2015 (the “2014 10-K”).

The Company operates on a 52- or 53-week fiscal year ending the last Tuesday in December. The fiscal quarters ended June 16, 2015 and June 17, 2014 each contained 12 weeks and are referred to herein as the second quarter of fiscal year 2015 and the second quarter of fiscal year 2014, respectively. Fiscal year 2015 will be a 52-week fiscal year as was fiscal year 2014.

Accounting Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at the time. Actual amounts may differ from those estimates.

There have been no material changes to the significant accounting policies from what was previously reported in the 2014 10-K.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”), 2014-09, Revenue from Contracts with Customers.  This ASU is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB voted to defer the effective date of this ASU by one year to annual periods beginning after December 15, 2017 and the standard permits the use of either the retrospective or cumulative effect transition method. Early adoption is permitted as of the original effective date. The Company is evaluating the effect that ASU 2014-09 will have on the Company’s consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has the Company determined the effect, if any, of the standard on the Company’s ongoing financial reporting.

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

Basic earnings per share (“EPS”) data is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the 12 and 24 weeks ended June 16, 2015 excludes options to purchase 760,457 and 829,332  shares of common stock, respectively, which were outstanding during the periods, but were antidilutive. Diluted EPS for the 12 and 24 weeks ended June 17, 2014, excludes options to purchase 708,047 and 700,285 shares of common stock, respectively, which were outstanding during the periods but were antidilutive.

(dollars in thousands, except per share data)

	12 Weeks Ended		24 Weeks Ended
	June 16,	June 17,	June 16,	June 17,
	2015	2014	2015	2014
Net income	$3,713	$4,769	$9,107	$9,290
Shares:
Weighted average number of common shares outstanding	23,445,716	23,578,703	23,444,381	23,603,045
Dilutive shares	226,312	268,063	154,832	249,836
Total Diluted Shares	23,672,028	23,846,766	23,599,213	23,852,881

Basic earnings per common share	$0.16	$0.20	$0.39	$0.39
Diluted earnings per common share	$0.16	$0.20	$0.39	$0.39

3.	STOCK-BASED EMPLOYEE COMPENSATION

2012 Long-Term Equity Incentive Plan

On July 16, 2012, the Company adopted the Del Frisco’s Restaurant Group, Inc. 2012 Long-Term Equity Incentive Plan (the “2012 Plan”), which allows the Company to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Equity-based awards become exercisable at various periods ranging from one to four years from the date of grant. The 2012 Plan has 2,232,800 shares authorized for issuance under the plan. There were 1,410,300 shares of common stock issuable upon exercise of outstanding options and 160,271 shares of unvested restricted stock outstanding at  June 16, 2015 with 528,704 shares available for future grants.

The following table details the Company’s total stock-based compensation cost during the 12 and 24 weeks ended June 16, 2015 and June 17, 2014 as well as where the costs were expensed (in thousands):

	12 Weeks Ended		24 Weeks Ended
	June 16,	June 17,	June 16,	June 17,
	2015	2014	2015	2014
Restaurant operating expenses	$115	$101	$223	$199
General and administrative costs	687	480	1,159	955
Total stock compensation cost	$802	$581	$1,382	$1,154

Restricted Stock

The following table summarizes restricted stock activity during the 24 week period ended June 16, 2015:

	24 Weeks Ended June 16, 2015
	Shares	Weighted average grant date fair value	Aggregate intrinsic value ($000's)
Outstanding at beginning of year	—	$—
Granted	160,271	20.30
Vested	—	—
Forfeited	—	—
Outstanding at end of period	160,271	$20.30	2,976

As of June 16, 2015, there was $3.0 million of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a period of approximately 3.5 years. Of the restricted shares granted during the period, 62,569 of the 160,271 shares granted are subject to forfeiture if certain performance conditions are not achieved during fiscal 2015.

Stock Options

The following table summarizes stock option activity during the 24 week period ended June 16, 2015:

	24 Weeks Ended June 16, 2015
	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value ($000's)
Outstanding at beginning of year	1,429,000	$17.45
Granted	—	—
Exercised	(6,950)	14.55
Forfeited	(11,750)	21.22
Outstanding at end of period	1,410,300	$17.43	7.7 years	3,626
Options exercisable at end of period	466,925	$16.32	7.6 years	1,546

A summary of the status of non-vested stock options as of June 16, 2015 and changes during the 24 weeks ended June 16, 2015 is presented below:

	24 Weeks Ended
	June 16, 2015
	Shares	Weighted average grant-date fair value
Non-vested stock options at beginning of year	974,250	$7.08
Granted	—	—
Vested	(21,375)	7.46
Forfeited	(9,500)	8.68
Non-vested stock options at end of period	943,375	$7.05

As of June 16, 2015, there was $4.4 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a period of approximately 1.7 years. No stock-based awards were issued under the 2012 Plan during the 24 weeks ended June 16, 2015.

The following table details the values from and assumptions for the Black-Scholes option pricing model for stock options issued during the 24 weeks ended June 17, 2014:

24 Weeks Ended
June 17, 2014
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

On October 15, 2012, the Company entered into a credit facility that provides for a three-year unsecured revolving credit facility of up to $25.0 million. Borrowings under the credit facility bear interest at a rate of LIBOR plus 1.50%. The Company is required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving credit facility. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA and minimum fixed charge coverage, both as defined in the credit agreement. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates. The Company was in compliance with all of the debt covenants as of June 16, 2015 and December 30, 2014.

As of June 16, 2015 and December 30, 2014, there were no outstanding borrowings on the Company’s revolving credit facility. Under the revolving loan commitment, the Company had approximately $25.0 million of borrowings available less  $1,369,250 in outstanding letters of credit commitments.

Subsequent to the second fiscal quarter, on June 30, 2015 the Company entered into a Second Amendment to the credit facility (the “Amendment”.)  The Amendment, among other things, extended the termination date of the credit facility to October 15, 2017 and modified the revolving credit commitment to $15.0 million, with such amount subject to increases in increments of $5.0 million at the Company’s request, up to a maximum amount of $30.0 million.  All other major terms remained unchanged.

5.	INCOME TAXES

The effective income tax rate for the 12 and 24 weeks ended June 16, 2015 was 31.2% and 30.4%, respectively, compared to an effective income tax rate of 30.7% and 31.7%, respectively, for the 12 and 24 weeks ended June 17, 2014. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 16, 2015 and December 30, 2014, respectively (in thousands):

	Fair Value Measurements
	Level	June 16, 2015	December 30, 2014
Deferred compensation plan investments	2	$13,862	$12,760
Deferred compensation plan liabilities (included in Other liabilities)	2	$(13,922)	$(12,979)

There were no transfers among levels within the fair-value hierarchy during the first two quarters of fiscal 2015 and fiscal 2014.  The carrying value of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value due to their short term nature.

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

The following tables present information about reportable segments for the 12 and 24 weeks ended June 16, 2015 and June 17, 2014 and as of June 16, 2015 and June 17, 2014, respectively (in thousands):

	12 Weeks Ended June 16, 2015
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$37,175	$17,477	$19,124	$—	$73,776
Restaurant-level EBITDA	11,129	2,385	2,980	—	16,494
Capital expenditures	4,192	985	9,174	29	14,380
Property and equipment	98,907	45,846	84,542	2,376	231,671

	12 Weeks Ended June 17, 2014
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$33,862	$18,435	$15,089	$—	$67,386
Restaurant-level EBITDA	9,903	2,956	2,812	—	15,671
Capital expenditures	5,763	926	5,694	168	12,551
Property and equipment	80,253	44,931	59,048	2,040	186,272

	24 Weeks Ended June 16, 2015
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$73,196	$37,315	$38,367	$—	$148,878
Restaurant-level EBITDA	21,451	6,262	5,903	—	33,616
Capital expenditures	5,647	1,378	12,477	118	19,620
Property and equipment	98,907	45,846	84,542	2,376	231,671

	24 Weeks Ended June 17, 2014
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$66,430	$37,456	$30,122	$—	$134,008
Restaurant-level EBITDA	19,111	6,118	5,220	—	30,449
Capital expenditures	6,775	2,381	7,650	271	17,077
Property and equipment	80,253	44,931	59,048	2,040	186,272

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

	12 Weeks Ended		24 Weeks Ended
	June 16, 2015	June 17, 2014	June 16, 2015	June 17, 2014
Restaurant-level EBITDA	$16,494	$15,671	$33,616	$30,449
Less:
Pre-opening costs	1,479	906	1,746	1,290
General and administrative costs	5,908	4,844	11,386	9,530
Secondary public offering costs	—	—	—	5
Depreciation and amortization	3,613	3,001	7,190	5,956
Operating income	$5,494	$6,920	$13,294	$13,668

8.	COMMITMENTS AND CONTINGENCIES

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

Prior to the acquisition of Lone Star Steakhouse & Saloon, Inc. by Lone Star Fund, the Company’s predecessor guaranteed certain lease payments of certain non-Company restaurants in connection with the leasing of real estate for restaurant locations. As of June 16, 2015 and December 30, 2014, the Company was responsible as guarantor for five of these leases of its former affiliate. The leases expire at various times through 2016. These guarantees will require payment by the Company only in an event of default by the former affiliate where it is unable to make the required lease payments. Management believes that the likelihood is remote that material payments will be required under these guarantees. At June 16, 2015 and December 30, 2014 the maximum potential amount of future lease payments the Company could be required to make as a result of the guarantees was approximately $0.7 million and  $0.9 million, respectively.

During fiscal 2015, the Company received notification that its former affiliate ceased payments on two of the five aforementioned leases. The two leases, for which payment had not been made, are non-operating land leases, while the other three leases guaranteed by the Company are operating properties. As a result of this development, the Company has determined it is probable a liability exists in regards to these two non-operating land leases. The Company’s reasonable estimate of this liability is a range between $152 thousand and $304 thousand, with no amount within that range more probable than any other amount. Accordingly, $152 thousand was recorded to Other expense during the first 24 weeks of fiscal 2015.

At June 16, 2015 and December 30, 2014, the Company had outstanding letters of credit of $1,584,250 and $1,076,000, respectively, of which $1,369,250 and $861,000, respectively, were drawn on the Company’s credit facility (see Note 4,  Long-Term Debt ) and $215,000 were collateralized by restricted cash. The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions.

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

Overview

Del Frisco’s Restaurant Group develops, owns and operates three contemporary, high-end, complementary restaurants: Del Frisco’s Double Eagle Steak House, or Del Frisco’s, Sullivan’s Steakhouse, or Sullivan’s, and Del Frisco’s Grille, or the Grille. We currently operate 46 restaurants in 20 states and the District of Columbia. Of the 46 restaurants we operated as of the end of the period covered by this report, there were 11 Del Frisco’s restaurants, 18 Sullivan’s restaurants and 17 Grille restaurants. During the second fiscal quarter of 2015, we opened one new Grille location in the Woodlands, Texas. We also closed one Sullivan’s location in Denver, Colorado.

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

Performance Indicators. We use the following key metrics in evaluating the performance of our restaurants:

•

Comparable Restaurant Sales. We consider a restaurant to be comparable during the first full fiscal period following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 33 and 36 restaurants at June 17, 2014 and June 16, 2015, respectively.

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

•

Restaurant-Level EBITDA Margin. Restaurant-level EBITDA margin, a non-GAAP financial measure, represents operating income before pre-opening costs, general and administrative costs, secondary public offering costs and depreciation and amortization as a percentage of revenues. By monitoring and controlling our restaurant-level EBITDA margins, we can gauge the overall profitability of our core restaurant operations. See Note 7,  Segment Reporting in the notes to our condensed consolidated financial statements for additional information on restaurant-level EBITDA.

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

Results of Operations

The following table shows our operating results (in thousands), as well as our operating results as a percentage of revenues, for the 12 and 24 weeks ended June 16, 2015 and June 17, 2014.

	12 Weeks Ended				24 Weeks Ended
	June 16,		June 17,		June 16,		June 17,
	2015		2014		2015		2014
Revenues	$73,776	100.0%	$67,386	100.0%	$148,878	100.0%	$134,008	100.0%
Costs and expenses:
Costs of sales	21,276	28.8%	20,292	30.1%	42,938	28.8%	40,344	30.1%
Restaurant operating expenses	34,260	46.4%	30,037	44.6%	69,207	46.5%	60,608	45.2%
Marketing and advertising costs	1,746	2.4%	1,386	2.0%	3,117	2.1%	2,607	2.0%
Pre-opening costs	1,479	2.1%	906	1.3%	1,746	1.2%	1,290	1.0%
General and administrative costs	5,908	8.0%	4,844	7.2%	11,386	7.6%	9,530	7.1%
Secondary public offering costs	—	0.0%	—	0.0%	—	0.0%	5	0.0%
Depreciation and amortization	3,613	4.9%	3,001	4.5%	7,190	4.9%	5,956	4.4%
Operating income	5,494	7.4%	6,920	10.3%	13,294	8.9%	13,668	10.2%
Other income (expense), net:
Interest expense	(7)	0.0%	(16)	0.0%	(32)	-0.1%	(31)	-0.1%
Other	(88)	-0.1%	(22)	-0.1%	(177)	-0.1%	(39)	-0.1%
Income before income taxes	5,399	7.3%	6,882	10.2%	13,085	8.7%	13,598	10.0%
Income tax expense	1,686	2.3%	2,113	3.1%	3,978	2.6%	4,308	3.1%
Net income	$3,713	5.0%	$4,769	7.1%	$9,107	6.1%	$9,290	6.9%

Fiscal Quarter Ended June 16, 2015 (12 weeks) Compared to the Fiscal Quarter Ended June 17, 2014 (12 weeks)

The following tables show our operating results (in thousands) by segment, as well as our operating results as a percentage of revenues, for the 12 weeks ended June 16, 2015 and June 17, 2014.

	12 Weeks Ended June 16, 2015
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$37,175	100.0%	$17,477	100.0%	$19,124	100.0%	$73,776	100.0%
Costs and expenses:
Cost of sales	11,004	29.6%	5,366	30.7%	4,906	25.6%	21,276	28.8%
Restaurant operating expenses:
Labor	8,295	22.3%	5,303	30.3%	5,949	31.1%	19,547	26.5%
Operating expenses	3,607	9.7%	2,719	15.6%	2,512	13.2%	8,838	12.0%
Occupancy	2,525	6.8%	1,168	6.7%	2,182	11.4%	5,875	7.9%
Restaurant operating expenses	14,427	38.8%	9,190	52.6%	10,643	55.7%	34,260	46.4%
Marketing and advertising costs	615	1.7%	536	3.1%	595	3.1%	1,746	2.4%
Restaurant-level EBITDA	11,129	29.9%	2,385	13.6%	2,980	15.6%	16,494	22.4%
Pre-opening costs							1,479	2.1%
General and administrative							5,908	8.0%
Depreciation and amortization							3,613	4.9%
Operating income							$5,494	7.4%

Restaurant operating weeks	132		226		195		553
Average weekly volume	$282		$77		$98		$133

	12 Weeks Ended June 17, 2014
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$33,862	100.0%	$18,435	100.0%	$15,089	100.0%	$67,386	100.0%
Costs and expenses:
Cost of sales	10,531	31.1%	5,614	30.4%	4,147	27.5%	20,292	30.1%
Restaurant operating expenses:
Labor	7,294	21.6%	5,191	28.2%	4,533	30.0%	17,018	25.3%
Operating expenses	3,359	9.9%	2,912	15.8%	1,943	12.9%	8,214	12.2%
Occupancy	2,180	6.4%	1,199	6.5%	1,426	9.5%	4,805	7.1%
Restaurant operating expenses	12,833	37.9%	9,302	50.5%	7,902	52.4%	30,037	44.6%
Marketing and advertising costs	595	1.8%	563	3.1%	228	1.5%	1,386	2.0%
Restaurant-level EBITDA	9,903	29.2%	2,956	16.0%	2,812	18.6%	15,671	23.3%
Pre-opening costs							906	1.3%
General and administrative							4,844	7.2%
Depreciation and amortization							3,001	4.5%
Operating income							$6,920	10.3%

Restaurant operating weeks	120		228		133		481
Average weekly volume	$282		$81		$113		$140

Revenues. Consolidated revenues increased $6.4 million, or 9.5%, to $73.8 million in the second quarter of fiscal 2015 from $67.4 million in the second quarter of fiscal 2014. This increase was primarily driven by $7.9 million in incremental revenue from an additional 74 operating weeks provided by seven new restaurants opened during and subsequent to the second quarter of fiscal 2014, partially offset by decreased revenue at our comparable restaurants and the loss of two operating weeks due to the closing of the Denver Sullivan’s location at the end of the second quarter. Comparable restaurant sales decreased 1.4% for the second quarter of fiscal 2015 driven by a 5.5% decrease in customer counts, partially offset by a 4.1%  increase in average check.

Del Frisco’s revenues increased $3.3 million, or 9.8%, to $37.2 million in the second quarter of fiscal 2015 from $33.9 million in the second quarter of fiscal 2014. Comparable restaurant sales increased 1.0% for the second quarter of fiscal 2015 comprised of a 5.8% increase in average check, partially offset by a 4.8%  decrease in customer counts. The increase in revenues was also driven by $2.9 million in incremental revenue from an additional 12 operating weeks provided by one new restaurant opened subsequent to the second quarter of fiscal 2014.

Sullivan’s revenues decreased $0.9 million, or 5.2%, to $17.5 million in the second quarter of fiscal 2015 from $18.4 million in the second quarter of fiscal 2014. Comparable restaurant sales decreased 3.0% for the second quarter of fiscal 2015 driven by a 6.0% decrease in customer counts, partially offset by a 3.0% increase in average check. During the second quarter of fiscal 2015, revenues were also negatively impacted by two lost operating weeks resulting from the closing of the Denver Sullivan’s as well as negative sales at the Anchorage Sullivan’s, which was removed from the comparable restaurant group for the second quarter of fiscal 2015 due to remodel activity which required closure of a significant portion of the restaurant including the entire bar area and most of the private dining space.

Grille revenues increased $4.0 million, or 26.7%, to $19.1 million in the second quarter of fiscal 2015 from $15.1 million in the second quarter of fiscal 2014. This increase was primarily driven by incremental revenue from an additional 62 operating weeks provided by six new restaurants opened during and subsequent to the second quarter of fiscal 2014, partially offset by a comparable restaurant sales decrease of 6.3% in the second quarter of fiscal 2015 comprised of a 5.9% decrease in customer counts and a 0.4% decrease in average check due in part to lost utilization of patio seating in several Grille locations related to inclement weather during the month of May in several regions of the country.

Cost of Sales. Consolidated cost of sales increased $1.0 million, or 4.8%, to $21.3 million in the second quarter of fiscal 2015 from $20.3 million in the second quarter of fiscal 2014. This increase was primarily due to an additional 74 operating weeks provided by the opening of seven restaurants during and subsequent to the second quarter of fiscal 2014, partially offset by the loss of two operating weeks due to the closing of the Denver Sullivan’s in the second quarter of fiscal 2015. As a percentage of consolidated revenues, consolidated cost of sales decreased to 28.8% during the second quarter of fiscal 2015 from 30.1% in the second quarter of fiscal 2014.

As a percentage of revenues, Del Frisco’s cost of sales decreased to 29.6% during the second quarter of fiscal 2015 from 31.1% in the second quarter of fiscal 2014.  This decrease in cost of sales, as a percentage of revenues, was primarily due to lower beef and wine costs partially offset by higher seafood costs.

As a percentage of revenues, Sullivan’s  cost of sales increased to 30.7% during the second quarter of fiscal 2015 from 30.4% in the second quarter of fiscal 2014.  This increase in cost of sales, as a percentage of revenues, was primarily due to higher beef and wine costs, partially offset by lower produce and dairy costs.

As a percentage of revenues, Grille cost of sales decreased to 25.6% during the second quarter of fiscal 2015 from 27.5% in the second quarter of fiscal 2014.  This decrease in cost of sales, as a percentage of revenues, was primarily due to decreased seafood and wine costs and recipe initiatives.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $4.3 million, or 14.1%, to $34.3 million in the second quarter of fiscal 2015 from $30.0 million in the second quarter of fiscal 2014.  This increase was primarily due to an additional 74 operating weeks provided by the opening of seven restaurants during and subsequent to the second quarter of fiscal 2014, partially offset by the loss of two operating weeks due to the closing of the Denver Sullivan’s in the second quarter of fiscal 2015. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 46.4% in the second quarter of fiscal 2015 from 44.6% in the second quarter of fiscal 2014.

As a percentage of revenues, Del Frisco’s restaurant operating expenses increased to 38.8% during the second quarter of fiscal 2015 from 37.9% during the second quarter of fiscal 2014.  This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher labor and benefits costs and higher occupancy costs, partially offset by lower restaurant operating expenses related to the leveraging effect of certain fixed and semi-variable costs in relation to increased revenue.

As a percentage of revenues, Sullivan’s restaurant operating expenses increased to 52.6% during the second quarter of fiscal 2015 from 50.5% in the second quarter of fiscal 2014. This increase in restaurant operating expenses, as a percentage of revenues, was due to higher labor and benefits costs, driven in part by employee severance payments related to the closure of the Denver location and labor inefficiencies at the Anchorage location during the remodel project, partially offset by lower other restaurant operating expenses related to strategic cost saving initiatives.

As a percentage of revenues, Grille restaurant operating expenses increased to 55.7% during the second quarter of fiscal 2015 from 52.4% in the second quarter of fiscal 2014. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher occupancy costs and higher labor and benefits costs.

Marketing and Advertising Costs. Consolidated marketing and advertising costs increased $0.3 million, or 26.0%, to $1.7 million in the second quarter of fiscal 2015 from $1.4 million in the second quarter of fiscal 2014. As a percentage of consolidated revenues, consolidated marketing and advertising costs increased to 2.4% in the second quarter of fiscal 2015 from 2.0% in the second quarter of fiscal 2014.

As a percentage of revenues, Del Frisco’s marketing and advertising costs decreased to 1.7% during the second quarter of fiscal 2015 from 1.8% in the second quarter of fiscal 2014.  Marketing and advertising costs, as a percentage of revenues, decreased primarily due to lower print media and the leveraging effect of certain costs in relation to increased revenue.

As a percentage of revenues, Sullivan’s marketing and advertising costs remained consistent at 3.1% during the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014.

As a percentage of revenues, Grille marketing and advertising costs increased to 3.1% during the second quarter of fiscal 2015 compared to 1.5% in the second quarter of fiscal 2014.  The increase in marketing and advertising costs, as a percentage of revenues, was primarily due to higher broadcast and outdoor advertising.

Pre-opening Costs. Pre-opening costs increased by $0.6 million to $1.5 million in the second quarter of fiscal 2015 from $0.9 million in the second quarter of fiscal 2014 due primarily to a Grille that opened early in the third quarter of fiscal 2015 and a new Del Frisco’s opening in the third quarter of fiscal 2015 as well as higher non-cash preopening rent related to four new Grille’s that will open in the next few months. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.

General and Administrative Costs. General and administrative costs increased $1.1 million to $5.9 million in the second quarter of fiscal 2015 from $4.8 million in the second quarter of fiscal 2014. This increase was primarily related to increased management educational costs and additional costs related to growth in the number of corporate and regional management-level personnel to support recent and anticipated growth.  In addition, we incurred approximately $0.2 million in additional stock-based compensation expense in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. As a percentage of revenues, general and administrative costs increased to 8.0% in the second quarter of fiscal 2015 compared to 7.2% in the second quarter of fiscal 2014. General and administrative costs are expected to continue to increase as a result of costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization. Depreciation  and amortization increased $0.6 million, or 20.4%, to $3.6 million in the second quarter of fiscal 2015 from $3.0 million in the second quarter of fiscal 2014.  The increase in depreciation and amortization expense primarily resulted from new assets placed in service during 2014  and the first two quarters of fiscal 2015 as well as from existing restaurants that were remodeled during 2014 and the first two quarters of fiscal 2015.

Income Tax Expense. The effective income tax rate for the second quarter of fiscal 2015 was 31.2% compared to an effective income tax rate of 30.7% for the second quarter of fiscal 2014. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses.

Twenty-Four Weeks Ended June 16, 2015 Compared to the Twenty-Four Weeks Ended June 17, 2014

The following tables show our operating results (in thousands) by segment, as well as our operating results as a percentage of revenues, for the 24 weeks ended June 16, 2015 and June 17, 2014.

	24 Weeks Ended June 16, 2015
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$73,196	100.0%	$37,315	100.0%	$38,367	100.0%	$148,878	100.0%
Costs and expenses:
Cost of sales	21,738	29.7%	11,191	30.0%	10,009	26.1%	42,938	28.8%
Restaurant operating expenses:
Labor	16,842	23.0%	10,959	29.4%	12,179	31.7%	39,980	26.8%
Operating expenses	7,077	9.7%	5,490	14.7%	4,942	12.9%	17,509	11.8%
Occupancy	5,014	6.8%	2,437	6.5%	4,267	11.1%	11,718	7.9%
Restaurant operating expenses	28,933	39.5%	18,886	50.6%	21,388	55.7%	69,207	46.5%
Marketing and advertising costs	1,074	1.5%	976	2.6%	1,067	2.8%	3,117	2.1%
Restaurant-level EBITDA	21,451	29.3%	6,262	16.8%	5,903	15.4%	33,616	22.6%
Pre-opening costs							1,746	1.2%
General and administrative							11,386	7.6%
Depreciation and amortization							7,190	4.9%
Operating income							$13,294	8.9%

Restaurant operating weeks	264		454		387		1,105
Average weekly volume	$277		$82		$99		$135

	24 Weeks Ended June 17, 2014
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$66,430	100.0%	$37,456	100.0%	$30,122	100.0%	$134,008	100.0%
Costs and expenses:
Cost of sales	20,600	31.0%	11,327	30.2%	8,417	27.9%	40,344	30.1%
Restaurant operating expenses:
Labor	14,809	22.3%	10,738	28.7%	9,409	31.3%	34,956	26.1%
Operating expenses	6,478	9.8%	5,793	15.5%	3,800	12.6%	16,071	12.0%
Occupancy	4,333	6.5%	2,447	6.5%	2,801	9.3%	9,581	7.1%
Restaurant operating expenses	25,620	38.6%	18,978	50.7%	16,010	53.2%	60,608	45.2%
Marketing and advertising costs	1,099	1.6%	1,033	2.8%	475	1.6%	2,607	2.0%
Restaurant-level EBITDA	19,111	28.8%	6,118	16.3%	5,220	17.3%	30,449	22.7%
Pre-opening costs							1,290	1.0%
General and administrative							9,530	7.1%
Secondary public offering costs							5	0.0%
Depreciation and amortization							5,956	4.4%

Operating income							$13,668	10.2%

Restaurant operating weeks	240		456		265		961
Average weekly volume	$277		$82		$114		$139

Revenues. Consolidated revenues increased $14.9 million, or 11.1%, to $148.9 million in the first two quarters of fiscal 2015 from $134.0 million in the first two quarters of fiscal 2014. This increase was primarily driven by $16.0 million in incremental revenue from an additional 146 operating weeks provided by seven new restaurants opened during and subsequent to the first two quarters of fiscal 2014 and increased revenue at our comparable restaurants.  These increases were partially offset by a decrease in revenue related to non-comparable restaurant sales and the loss of two operating weeks due to the closing of the Denver Sullivan’s location at the end of the second quarter. Comparable restaurant sales increased 0.4% for the first two quarters of fiscal 2015 driven by a 4.1% increase in average check, partially offset by a 3.7% decrease in customer counts. During the first two quarters of fiscal 2015, revenues were also negatively impacted by 53 lost restaurant operating days resulting from severe weather as compared to 32 lost restaurant operating days in the first two quarters  of fiscal 2014.

Del Frisco’s revenues increased $6.8 million, or 10.2%, to $73.2 million in the first two quarters of fiscal 2015 from $66.4 million in the first two quarters of fiscal 2014. Comparable restaurant sales increased 1.6% for the first two quarters of fiscal 2015 comprised of a 3.8% increase in average check, partially offset by a 2.2% decrease in customer counts. The increase in revenues was also driven by $5.6 million in incremental revenue from an additional 24 operating weeks provided by one new restaurant opened subsequent to the first two quarters of fiscal 2014. During the first two quarters of fiscal 2015, revenues were also negatively impacted by 14 lost restaurant operating days resulting from severe weather as compared to 6 lost restaurant operating days in the first two quarters of fiscal 2014.

Sullivan’s revenues decreased $0.2 million, or 0.4%, to $37.3 million in the first two quarters of fiscal 2015 from $37.5 million in the first two quarters of fiscal 2014. Comparable restaurant sales increased 1.1% for the first two quarters of fiscal 2015 driven by a 5.7% increase in average check, partially offset by a 4.6% decrease in customer counts. The increase in average check and offsetting reduced customer counts were impacted by a shift in mix associated with the removal of certain bar entrees. During the first two quarters of fiscal 2015, revenues were also negatively impacted by two lost operating weeks resulting from the closing of the Denver Sullivan’s as well as lower sales at the Anchorage Sullivan’s, which was removed from the comparable restaurant group for the second quarter of fiscal 2015 due to remodel activity which required closure of a significant portion of the restaurant including the entire bar area and most of the private dining space. During the first two quarters of fiscal 2015, revenues were also negatively impacted by 24 lost restaurant operating days resulting from severe weather as compared to 21 lost restaurant operating days in the first two quarters of fiscal 2014.

Grille revenues increased $8.3 million, or 27.4%, to $38.4 million in the first two quarters of fiscal 2015 from $30.1 million in the first two quarters of fiscal 2014. This increase was primarily driven by incremental revenue from an additional 122 operating weeks provided by six new restaurants opened during and subsequent to the first two quarters of fiscal 2014, partially offset by a comparable restaurant sales decrease of 5.0% in the first two quarters of fiscal 2015 comprised of a 4.9% decrease in customer counts as well as a 0.1% decrease in average check. During the first two quarters of fiscal 2015, revenues were also negatively impacted by 15 lost restaurant operating days resulting from severe weather as compared to 5 lost restaurant operating days in the first two quarters of fiscal 2014 as well as lost utilization of patio seating in several Grille locations related to inclement weather during the month of May in several regions of the country.

Cost of Sales. Consolidated cost of sales increased $2.6 million, or 6.4%, to $42.9 million in the first two quarters of fiscal 2015 from $40.3 million in the first two quarters of fiscal 2014. This increase was primarily due to an additional 146 operating weeks provided by the opening of seven restaurants during and subsequent to the first two quarters of fiscal 2014, partially offset by the loss of two operating weeks due to the closing of the Denver Sullivan’s in the second quarter. As a percentage of consolidated revenues, consolidated cost of sales decreased to 28.8% during the first two quarters of fiscal 2015 from 30.1% in the first two quarters of fiscal 2014.

As a percentage of revenues, Del Frisco’s cost of sales decreased to 29.7% during the first two quarters of fiscal 2015 from 31.0% in the first two quarters of fiscal 2014. This decrease in cost of sales, as a percentage of revenues, was primarily due to lower beef and wine costs.

As a percentage of revenues, Sullivan’s cost of sales decreased to 30.0% during the first two quarters of fiscal 2015 from 30.2% in the first two quarters of fiscal 2014.  This decrease in cost of sales, as a percentage of revenues, was primarily due to lower produce and dairy costs, partially offset by higher beef costs.

As a percentage of revenues, Grille cost of sales decreased to 26.1% during the first two quarters of fiscal 2015 from 27.9% in the first two quarters of fiscal 2014. This decrease in cost of sales, as a percentage of revenues, was primarily due to decreased seafood and wine costs.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $8.6 million, or 14.2%, to $69.2 million in the first two quarters of fiscal 2015 from $60.6 million in the first two quarters of fiscal 2014. This increase was primarily due to an additional 146 operating weeks in the first two quarters of fiscal 2015 as compared to the first two quarters of fiscal 2014 from the opening of seven restaurants during and subsequent to the first two quarters of fiscal 2014, partially offset by the loss of two operating weeks due to the closing of the Denver Sullivan’s in the second quarter. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 46.5% in the first two quarters of fiscal 2015 from 45.2% in the first two quarters of fiscal 2014.

As a percentage of revenues, Del Frisco’s restaurant operating expenses increased to 39.5% during the first two quarters of fiscal 2015 from 38.6% during the first two quarters of fiscal 2014.  This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher labor and benefits costs and higher occupancy costs, partially offset by lower restaurant operating expenses related to the leveraging effect of certain fixed and semi-variable costs in relation to increased revenue.

As a percentage of revenues, Sullivan’s restaurant operating expenses decreased to 50.6% during the first two quarters of fiscal 2015 from 50.7% in the first two quarters of fiscal 2014. This decrease in restaurant operating expenses, as a percentage of revenues, was due to lower other restaurant operating expenses related to strategic cost saving initiatives, partially offset by higher labor and benefits costs.

As a percentage of revenues, Grille restaurant operating expenses increased to 55.7% during the first two quarters of fiscal 2015 from 53.2% in the first two quarters of fiscal 2014. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher occupancy costs and labor and benefits costs.

Marketing and Advertising Costs. Consolidated marketing and advertising costs increased $0.5 million, or 19.6%, to $3.1 million in the first two quarters of fiscal 2015 from $2.6 million in the first two quarters of fiscal 2014. As a percentage of consolidated revenues, consolidated marketing and advertising costs increased to 2.1% in the first two quarters of fiscal 2015 from 2.0% in the first two quarters of fiscal 2014.

As a percentage of revenues, Del Frisco’s marketing and advertising costs decreased to 1.5% during the first two quarters of fiscal 2015 from 1.6% in the first two quarters of fiscal 2014.  Marketing and advertising costs, as a percentage of revenues, decreased primarily due to lower print production and the leveraging effect of certain costs in relation to increased revenue.

As a percentage of revenues, Sullivan’s marketing and advertising costs decreased to 2.6% during the first two quarters of fiscal 2015 from 2.8%  in the first two quarters of fiscal 2014, which was the result of lower print production and outdoor advertising.

As a percentage of revenues, Grille marketing and advertising costs increased to 2.8% during the first two quarters of fiscal 2015 compared to 1.6% in the first two quarters of fiscal 2014.  The increase in marketing and advertising costs, as a percentage of revenues, was primarily due to higher broadcast and outdoor advertising.

Pre-opening Costs. Pre-opening costs increased by $0.4 million to $1.7 million in the first two quarters of fiscal 2015 from $1.3 million in the first two quarters of fiscal 2014 due primarily to higher non-cash preopening rent related to five new Grille’s scheduled to open in the next few months. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.

General and Administrative Costs. General and administrative costs increased $1.9 million, or 19.5%, to $11.4 million in the first two quarters of fiscal 2015 from $9.5 million in the first two quarters of fiscal 2014. This increase was primarily related to additional costs related to growth in the number of corporate and regional management-level personnel to support recent and anticipated growth.  In addition, we incurred approximately $0.2 million in additional stock-based compensation expense in the first two quarters of fiscal 2015 compared to the first two quarters of fiscal 2014. As a percentage of revenues, general and administrative costs increased to 7.6% in the first two quarters of fiscal 2015 compared to 7.1% in the first two quarters of fiscal 2014. General and administrative costs are expected to continue to increase as a result of costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.

Depreciation and Amortization. Depreciation and amortization increased $1.2 million, or 20.7%, to $7.2 million in the first two quarters of fiscal 2015 from $6.0 million in the first two quarters of fiscal 2014. The increase in depreciation and amortization expense primarily resulted from new assets placed in service during 2014  and the first two quarters of 2015 as well as from existing restaurants that were remodeled during 2014 and the first two quarters of fiscal 2015.

Income Tax Expense. The effective income tax rate for the first two quarters of fiscal 2015 was 30.4% compared to an effective income tax rate of 31.7% for the first two quarters of fiscal 2014. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses. The effective income tax rate for the 24 weeks ended June 16, 2015 also benefited from the settlement of uncertain tax positions within certain jurisdictions.

Liquidity and Capital Resources

Our principal liquidity requirements are our lease obligations and capital expenditure needs. We expect to finance our operations for at least the next several years, including costs of opening currently planned new restaurants, through cash provided by operations and borrowings available under our credit facility. However, we cannot be sure that these sources will be sufficient to finance our operations, and we may seek additional financing in the future. As of June 16, 2015, we had cash and cash equivalents of approximately $2.4 million.

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

The following table presents a summary of our cash flows for the 24 weeks ended June 16, 2015 and June 17, 2014 (in thousands):

	24 Weeks Ended
	June 16,	June 17,
	2015	2014
Net cash provided by operating activities	$19,316	$18,671
Net cash used in investing activities	(21,009)	(17,902)
Net cash provided by (used in) financing activities	101	(2,393)
Net decrease in cash and cash equivalents	$(1,592)	$(1,624)

Operating Activities. Net cash flows provided by operating activities increased $0.6 million during the 24 weeks ended June 16, 2015 as compared to the 24 weeks ended June 17, 2014, primarily due to a $1.3 million decrease in lease incentives receivable, a $1.2 million increase in depreciation and amortization, a $0.8 million increase in deferred income taxes and a $0.8 million decrease in inventories, partially offset by a $2.4 million decrease related to the timing of payables and a $1.1 million decrease in other liabilities.

Investing Activities. Net cash used in investing activities for the 24 weeks ended June 16, 2015 was $21.0 million, consisting primarily of purchases of property and equipment. These purchases primarily related to construction of one Grille restaurant opened during the second fiscal quarter of 2015 and five Grille restaurants and one Del Frisco’s in progress at the end of the period and remodel activity of existing restaurants. Net cash used in investing activities for the 24 weeks ended June 17, 2014 was $17.9 million, consisting primarily of purchases of property and equipment. These purchases primarily related to construction of one Grille restaurant opened during the second quarter of 2014 and two Grille restaurants and one Del Frisco’s in progress at the end of the period and remodel activity of existing restaurants.

Financing Activities.  Net cash provided by financing activities for the 24 weeks ended June 16, 2015 was $0.1 million, which was comprised entirely of proceeds from the exercise of stock options.  Net cash used in financing activities for the 24 weeks ended June 17, 2014 was $2.4 million, which was comprised of $2.7 million in treasury stock purchases, partially offset by $0.3 million in proceeds from the exercise of stock options.

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

Credit Facility. On October 15, 2012, we entered into a credit facility that provides for a three-year unsecured revolving credit facility of up to $25.0 million. Borrowings under the credit facility bear interest at a rate of LIBOR plus 1.50%. We are required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving loan facility. The credit facility is guaranteed by certain of our subsidiaries. The credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA (as defined in the credit facility), and minimum fixed charge coverage. Specifically, we are required to have a leverage ratio of less than 1.00 and a fixed charge coverage ratio of greater than 2.00. As of June 16, 2015, we were in compliance with each of these tests. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates. As of June 16, 2015 there were no outstanding borrowings under this facility.

Subsequent to the second fiscal quarter, on June 30, 2015 we entered into a Second Amendment to the credit facility, or the Amendment.  The Amendment, among other things, extended the termination date of the credit facility to October 15, 2017 and modified the revolving credit commitment to $15.0 million, with such amount subject to increases in increments of $5.0 million at our request, up to a maximum amount of $30.0 million.  All other major terms remained unchanged.

We believe that net cash provided by operating activities and available borrowings under our credit facility will be sufficient to fund currently anticipated working capital, planned capital expenditures and debt service requirements for the next 24 months. We regularly review acquisitions and other strategic opportunities, which may require additional debt or equity financing.

Common Stock Repurchase Program. On October 14, 2014, our Board of Directors approved a new stock repurchase program authorizing us to repurchase up to $25 million of our common stock over the next three years. Under this program, we may from time to time purchase our outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares. As of June 16, 2015, we had not repurchased any shares of our common stock under this program.

Off-Balance Sheet Arrangements

Prior to the acquisition of Lone Star Steakhouse & Saloon, Inc. by Lone Star Fund, our predecessor guaranteed lease payments of certain non-Del Frisco’s Restaurant Group restaurants in connection with the leasing of real estate for these locations. As of June 16, 2015, we continue to be a guarantor for five of these leases. The leases expire at various times through 2016. These guarantees would require payment by us only in an event of default by the non-Del Frisco’s Restaurant Group tenant where it failed to make the required lease payments or perform other obligations under a lease. We believe that the likelihood is remote that material payments will be required under these guarantees. At June 16, 2015, the maximum potential amount of future lease payments we could be required to make as a result of the guarantees was $0.7 million.

During fiscal 2015, we received notification that its former affiliate ceased payments on two of the five aforementioned leases. The two leases, for which payment had not been made, are non-operating land leases, while the other three leases guaranteed by us are operating properties. As a result of this development, we have determined it is probable a liability exists in regards to these two non-operating land leases. Our reasonable estimate of this liability is a range between $152 thousand and $304 thousand, with no amount within that range more probable than any other amount. Accordingly, $152 thousand was recorded to Other expense during the first 24 weeks of fiscal 2015.

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

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings available under our credit facility, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. As of June 16, 2015, there were no outstanding borrowings on the Company’s revolving credit facility. Holding other variables constant, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $10,000 per $1.0 million of outstanding debt.

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

On October 14, 2014, our Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $25 million of its common stock over the next three years. Under this program, we may from time to time purchase our outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares. As of June 16, 2015, we had not repurchased any shares of our common stock under this program.

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

Date: July 23, 2015

Del Frisco’s Restaurant Group, Inc.

By:	/s/ Mark S. Mednansky
Mark S. Mednansky
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Thomas J. Pennison, Jr.
Thomas J. Pennison, Jr.
Chief Financial Officer, (Principal Financial Officer)