Form 10-Q
period 2015-09-08
Del Frisco's Restaurant Group, Inc.
filed 2015-10-13
CIK 1415301

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

_______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 8, 2015

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

As of October 12, 2015, the latest practicable date, 23,307,169 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

Table of Contents:

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 8,	December 30,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,239	$3,520
Restricted cash	19	215
Inventory	16,788	16,592
Income taxes receivable	3,873	4,769
Deferred income taxes	3,166	3,124
Lease incentives receivable	3,667	5,406
Prepaid expenses and other	4,593	6,007
Total current assets	33,345	39,633
Property and equipment, net of accumulated depreciation of $58,443 and $67,020 at December 30, 2014 and September 8, 2015 (unaudited), respectively	179,579	154,999
Goodwill	75,365	75,365
Intangible assets, net	36,437	36,575
Deferred compensation plan investments	13,373	12,760
Other assets	326	334
Total assets	$338,425	$319,666

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$—	$—
Accounts payable	14,966	12,198
Accrued payroll	4,928	5,788
Accrued self-insurance	1,020	950
Deferred revenue	10,521	15,716
Other current liabilities	6,123	6,244
Total current liabilities	37,558	40,896
Long-term debt	15,100	—
Deferred rent obligations	35,879	33,186
Deferred income taxes	16,214	16,179
Other liabilities	15,324	18,422
Total liabilities	120,075	108,683
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 30, 2014 or September 8, 2015 (unaudited)	—	—
Common stock, $0.001 par value, 190,000,000 shares authorized, 23,908,542 shares issued and 23,443,046 shares outstanding at December 30, 2014 and 23,919,192 shares issued and 23,264,669 shares outstanding at September 8, 2015 (unaudited)	24	24
Treasury stock at cost: 465,496 shares and 654,523 shares at December 30, 2014 and September 8, 2015 (unaudited), respectively	(13,000)	(10,000)
Additional paid in capital	136,178	133,883
Retained earnings	95,148	87,076
Total stockholders' equity	218,350	210,983
Total liabilities and stockholders' equity	$338,425	$319,666

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)—Unaudited

(Dollars in thousands, except per share data)

	12 Weeks Ended		36 Weeks Ended
	September 8,	September 9,	September 8,	September 9,
	2015	2014	2015	2014
Revenues	$68,629	$61,949	$217,507	$195,957
Costs and expenses:
Costs of sales	19,901	18,693	62,839	59,038
Restaurant operating expenses	34,625	30,046	103,832	90,654
Marketing and advertising costs	1,765	1,410	4,882	4,017
Pre-opening costs	2,044	1,577	3,790	2,867
General and administrative costs	5,225	4,673	16,611	14,202
Secondary public offering costs	—	—	—	5
Non-cash impairment charges	3,338	—	3,338	—
Depreciation and amortization	3,811	3,098	11,001	9,053
Operating income (loss)	(2,080)	2,452	11,214	16,121
Other income (expense), net:
Interest expense, net of capitalized interest	(11)	(18)	(43)	(49)
Other	(61)	(61)	(238)	(100)
Income (loss) before income taxes	(2,152)	2,373	10,933	15,972
Income tax (benefit) expense	(1,117)	588	2,861	4,896
Net income (loss)	$(1,035)	$1,785	$8,072	$11,076

Basic earnings (loss) per common share	$(0.04)	$0.08	$0.34	$0.47
Diluted earnings (loss) per common share	$(0.04)	$0.08	$0.34	$0.47

Shares used in computing earnings per common share:
Basic	23,360,744	23,464,306	23,416,502	23,513,905
Diluted	23,360,744	23,682,508	23,584,426	23,754,781

Comprehensive income (loss)	$(1,035)	$1,785	$8,072	$11,076

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity—Unaudited

(Dollars in thousands)

	Common Stock		Additional Paid	Treasury	Retained
	Shares	Par Value	In Capital	Stock	Earnings	Total

Balance at December 30, 2014	23,443,046	$24	$133,883	$(10,000)	$87,076	$210,983
Net income	—	—	—	—	8,072	8,072
Share-based compensation costs	—	—	2,146	—	—	2,146
Stock option exercises, including tax effects	10,650	—	149	—	—	149
Treasury stock purchases	(189,027)	—	—	(3,000)	—	(3,000)
Balance at September 8, 2015	23,264,669	$24	$136,178	$(13,000)	$95,148	$218,350

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Dollars in thousands)

	36 Weeks Ended
	September 8,	September 9,
	2015	2014
Cash flows from operating activities:
Net income	$8,072	$11,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,001	9,053
Loss on disposal of restaurant property	28	100
Loan cost amortization	12	12
Share-based compensation	2,146	1,750
Non-cash impairment charges	3,338	—
Deferred income taxes	(7)	(2,452)
Amortization of deferred lease incentives	(732)	(543)
Changes in operating assets and liabilities:
Restricted cash	196	—
Inventories	(196)	(285)
Lease incentives receivable	3,832	3,298
Other assets	139	(117)
Accounts payable	4,428	(2,682)
Income taxes	(2,647)	2,022
Deferred rent obligations	1,538	1,534
Other liabilities	(5,205)	(2,548)
Net cash provided by operating activities	25,943	20,218

Cash flows from investing activities:
Proceeds from sale of property and equipment	1	9
Purchases of property and equipment	(40,510)	(33,037)
Other	36	(332)
Net cash used in investing activities	(40,473)	(33,360)

Cash flows from financing activities:
Proceeds from long-term debt	15,100	6,000
Purchases of treasury stock	(3,000)	(6,319)
Proceeds from exercise of stock options	149	895
Net cash provided by financing activities	12,249	576

Net decrease in cash and cash equivalents	(2,281)	(12,566)
Cash and cash equivalents at beginning of period	3,520	13,674
Cash and cash equivalents at end of period	$1,239	$1,108

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$83	$42
Income taxes	$3,690	$5,514
Capital expenditures included in accounts payable	$1,660	$750

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

1.	BUSINESS AND BASIS OF PRESENTATION

As of September 8, 2015, Del Frisco’s Restaurant Group, Inc. (the “Company”) owned and operated 49 restaurants under the concept names of Del Frisco’s Double Eagle Steak House (“Del Frisco’s”), Sullivan’s Steakhouse (“Sullivan’s”), and Del Frisco’s Grille (“Grille”). Of the 49 restaurants the Company operated at the end of the period covered by this report, there were 12 Del Frisco’s restaurants, 18 Sullivan’s restaurants and 19 Grille restaurants in operation in 21 states and the District of Columbia. During the 36 weeks ended September 8, 2015, the Company opened a new Del Frisco’s in Orlando, Florida as well as new Grille locations in The Woodlands, Texas, Plano, Texas and Stamford, Connecticut. The Company also closed a Sullivan’s location in Denver, Colorado.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the 12 and 36 weeks ended September 8, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2015. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2014 filed with the SEC on February 27, 2015 (the “2014 10-K”).

The Company operates on a 52- or 53-week fiscal year ending the last Tuesday in December. The fiscal quarters ended September 8, 2015 and September 9, 2014 each contained 12 weeks and are referred to herein as the third quarter of fiscal year 2015 and the third quarter of fiscal year 2014, respectively. Fiscal year 2015 will be a 52-week fiscal year as was fiscal year 2014.

Accounting Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at the time. Actual amounts may differ from those estimates.

There have been no material changes to the significant accounting policies from what was previously reported in the 2014 10-K.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”), 2014-09, Revenue from Contracts with Customers.  This ASU is a comprehensive new revenue recognition model, which requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In July 2015, the FASB voted to defer the effective date of this ASU by one year to annual periods beginning after December 15, 2017 and the ASU permits the use of either the retrospective or cumulative effect transition method. Early adoption is permitted as of the original effective date. The Company is evaluating the effect that ASU 2014-09 will have on the Company’s consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has the Company determined the effect, if any, of the standard on the Company’s ongoing financial reporting.

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

Basic earnings per share (“EPS”) data is computed based on the weighted average number of shares of common stock outstanding during the periods. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the 12 and 36 weeks ended September 8, 2015 excludes options to purchase 844,392 and 748,456  shares of common stock, respectively, which were outstanding during the periods, but were antidilutive. Diluted EPS for the 12 and 36 weeks ended September 9, 2014, excludes options to purchase 728,303 and 709,625 shares of common stock, respectively, which were outstanding during the periods but were antidilutive.

(dollars in thousands, except per share data)

	12 Weeks Ended		36 Weeks Ended
	September 8,	September 9,	September 8,	September 9,
	2015	2014	2015	2014
Net income (loss)	$(1,035)	$1,785	$8,072	$11,076
Shares:
Weighted average number of common shares outstanding	23,360,744	23,464,306	23,416,502	23,513,905
Dilutive shares	—	218,202	167,924	240,876
Total Diluted Shares	23,360,744	23,682,508	23,584,426	23,754,781

Basic earnings (loss) per common share	$(0.04)	$0.08	$0.34	$0.47
Diluted earnings (loss) per common share	$(0.04)	$0.08	$0.34	$0.47

3.	STOCK-BASED EMPLOYEE COMPENSATION

2012 Long-Term Equity Incentive Plan

On July 16, 2012, the Company adopted the Del Frisco’s Restaurant Group, Inc. 2012 Long-Term Equity Incentive Plan (the “2012 Plan”), which allows the Company to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Equity-based awards become exercisable at various periods ranging from one to four years from the date of grant. The 2012 Plan has 2,232,800 shares authorized for issuance under the plan. There were 1,304,225 shares of common stock issuable upon exercise of outstanding options and 140,074 shares of unvested restricted stock outstanding at  September 8, 2015 with 663,976 shares available for future grants.

The following table details the Company’s total stock-based compensation cost during the 12 and 36 weeks ended September 8, 2015 and September 9, 2014 as well as where the costs were expensed (in thousands):

	12 Weeks Ended		36 Weeks Ended
	September 8,	September 9,	September 8,	September 9,
	2015	2014	2015	2014
Restaurant operating expenses	$109	$101	$332	$300
General and administrative costs	655	495	1,814	1,450
Total stock compensation cost	$764	$596	$2,146	$1,750

Restricted Stock

The following table summarizes restricted stock activity during the 36 week period ended September 8, 2015:

	36 Weeks Ended September 8, 2015
	Shares	Weighted average grant date fair value	Aggregate intrinsic value ($000's)
Outstanding at beginning of year	—	$—
Granted	160,271	20.30
Vested	—	—
Forfeited	(20,197)	20.30
Outstanding at end of period	140,074	$20.30	1,926

As of September 8, 2015, there was $2.3 million of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a period of approximately 3.2 years. Of the restricted shares outstanding at the end of the period, 52,618 of the 140,074 shares outstanding are subject to forfeiture if certain performance conditions are not achieved during fiscal 2015.

Stock Options

The following table summarizes stock option activity during the 36 week period ended September 8, 2015:

	36 Weeks Ended September 8, 2015
	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value ($000's)
Outstanding at beginning of year	1,429,000	$17.45
Granted	—	—
Exercised	(10,650)	14.01
Forfeited	(114,125)	18.25
Outstanding at end of period	1,304,225	$17.41	7.5 years	421
Options exercisable at end of period	783,725	$16.62	7.4 years	298

A summary of the status of non-vested stock options as of September 8, 2015 and changes during the 36 weeks ended September 8, 2015 is presented below:

	36 Weeks Ended
	September 8, 2015
	Shares	Weighted average grant-date fair value
Non-vested stock options at beginning of year	974,250	$7.08
Granted	—	—
Vested	(343,125)	6.66
Forfeited	(110,625)	7.38
Non-vested stock options at end of period	520,500	$7.29

As of September 8, 2015, there was $3.4 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a period of approximately 1.6 years. No stock options were issued under the 2012 Plan during the 36 weeks ended September 8, 2015.

The following table details the values from and assumptions for the Black-Scholes option pricing model for stock options issued during the 36 weeks ended September 9, 2014:

36 Weeks Ended
September 9, 2014
Weighted average grant date fair value	$8.85
Weighted average risk-free interest rate	1.91%
Weighted average expected life	5.91 years
Weighted average volatility	38.00%
Expected dividend	—

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

On October 15, 2012, the Company entered into a credit facility that provides for a three-year unsecured revolving credit facility of up to $25.0 million. Borrowings under the credit facility bear interest, at the option of the Company, based on (i) a rate of LIBOR plus 1.50% or (ii) the prime rate as defined in the credit facility. The Company is required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving credit facility. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA and minimum fixed charge coverage, both as defined in the credit agreement. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates.

On June 30, 2015, the Company entered into a Second Amendment to the credit facility (the “Amendment”.)  The Amendment, among other things, extended the termination date of the credit facility to October 15, 2017 and modified the revolving credit commitment to $15.0 million, with such amount subject to increases in increments of $5.0 million at the Company’s request, up to a maximum amount of $30.0 million.  All other major terms remained unchanged.

There were no outstanding borrowings on the Company’s revolving credit facility on December 30, 2014. As of September 8, 2015, there were $15.1 million in outstanding borrowings on the Company’s revolving credit facility, and the Company had approximately $13.5 million of borrowings available, with $1.4 million in outstanding letters of credit commitments. The Company was in compliance with all of the debt covenants as of September 8, 2015 and December 30, 2014.

5.	INCOME TAXES

The effective income tax benefit rate for the 12 weeks ended September 8, 2015 was 51.9% and the effective income tax rate for the 36 weeks ended September 8, 2015 was 26.2%,  compared to an effective income tax rate of 24.8% and 30.7%, respectively, for the 12 and 36 weeks ended September 9, 2014. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses. Additionally, during the third quarter of fiscal 2015, the Company settled an outstanding uncertain state tax position which resulted in the payment of $1.9 million for which the Company had previously estimated and reserved $2.6 million. This resulted in an approximately $0.5 million tax benefit, net of federal tax.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 8, 2015 and December 30, 2014, respectively (in thousands):

	Fair Value Measurements
	Level	September 8, 2015	December 30, 2014
Deferred compensation plan investments	2	$13,373	$12,760
Deferred compensation plan liabilities (included in Other liabilities)	2	$(13,404)	$(12,979)

There were no transfers among levels within the fair-value hierarchy during the first three quarters of fiscal 2015 and fiscal 2014.  The carrying value of the Company’s cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value due to their short term nature.

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

The following tables present information about reportable segments for the 12 and 36 weeks ended September 8, 2015 and September 9, 2014 and as of September 8, 2015 and September 9, 2014, respectively (in thousands):

	12 Weeks Ended September 8, 2015
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$33,059	$15,650	$19,920	$—	$68,629
Restaurant-level EBITDA	8,041	1,769	2,528	—	12,338
Capital expenditures	4,923	1,768	12,501	38	19,230
Property and equipment	103,432	47,081	93,705	2,381	246,599

	12 Weeks Ended September 9, 2014
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$30,803	$16,067	$15,079	$—	$61,949
Restaurant-level EBITDA	8,126	1,799	1,875	—	11,800
Capital expenditures	10,379	512	5,776	43	16,710
Property and equipment	90,592	45,342	64,810	2,084	202,828

	36 Weeks Ended September 8, 2015
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$106,255	$52,966	$58,286	$—	$217,507
Restaurant-level EBITDA	29,492	8,032	8,430	—	45,954
Capital expenditures	10,570	3,146	24,978	156	38,850
Property and equipment	103,432	47,081	93,705	2,381	246,599

	36 Weeks Ended September 9, 2014
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$97,233	$53,523	$45,201	$—	$195,957
Restaurant-level EBITDA	27,236	7,918	7,094	—	42,248
Capital expenditures	17,154	2,893	13,426	314	33,787
Property and equipment	90,592	45,342	64,810	2,084	202,828

In addition to using consolidated results in evaluating the Company’s performance and allocating its resources, the Company’s chief operating decision maker uses restaurant-level EBITDA, which is not a measure defined by GAAP. The Company defines restaurant-level EBITDA as operating income before pre-opening costs, general and administrative costs, secondary public offering costs, non-cash impairment charges and depreciation and amortization. Pre-opening costs are excluded because they vary in timing and magnitude and are not related to the health of ongoing operations. General and administrative costs are only included in the Company’s consolidated financial results as they are generally not specifically identifiable to individual operating segments as these costs relate to supporting all of the restaurant operations of the Company and the extension of the Company’s concepts into new markets. Public offering costs and depreciation and amortization are excluded because they are not ongoing controllable cash expenses and they are not related to the health of ongoing operations. Property and equipment is the only balance sheet measure used by the Company’s chief operating decision maker in allocating resources. See table below (in thousands) for a reconciliation of restaurant-level EBITDA to operating income from continuing operations.

	12 Weeks Ended		36 Weeks Ended
	September 8, 2015	September 9, 2014	September 8, 2015	September 9, 2014
Restaurant-level EBITDA	$12,338	$11,800	$45,954	$42,248
Less:
Pre-opening costs	2,044	1,577	3,790	2,867
General and administrative costs	5,225	4,673	16,611	14,202
Secondary public offering costs	—	—	—	5
Non-cash impairment charges	3,338	—	3,338	—
Depreciation and amortization	3,811	3,098	11,001	9,053
Operating income (loss)	$(2,080)	$2,452	$11,214	$16,121

8.	COMMITMENTS AND CONTINGENCIES

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

Prior to the acquisition of Lone Star Steakhouse & Saloon, Inc. by Lone Star Fund, the Company’s predecessor guaranteed certain lease payments of certain non-Company restaurants in connection with the leasing of real estate for restaurant locations. As of September 8, 2015 and December 30, 2014, the Company was responsible as guarantor for five of these leases of its former affiliate. The leases expire at various times through 2016. These guarantees will require payment by the Company only in an event of default by the former affiliate where it is unable or unwilling to make the required lease payments.

During fiscal 2015, the Company received notification that its former affiliate ceased payments on two of the five aforementioned leases. The two leases, for which payment had not been made, are non-operating land leases, while the other three leases guaranteed by the Company are operating properties. The lessor of these two non-operating land leases obtained a court judgement against the Company’s former affiliate and as a settlement, the Company agreed to pay half of the judgement, which was approximately $210 thousand. Accordingly, $210 thousand was recorded to Other expense during the first 36 weeks of fiscal 2015.

Management believes that the likelihood is remote that material payments will be required under the remaining three guarantees. At September 8, 2015 and December 30, 2014 the maximum potential amount of future lease payments the Company could be required to make as a result of the guarantees was approximately $0.5 million and $0.9 million, respectively.

At September 8, 2015 and December 30, 2014, the Company had outstanding letters of credit of $1,423,250 and $1,076,000, respectively, of which $1,404,250 and $861,000, respectively, were drawn on the Company’s credit facility (see Note 4,  Long-Term Debt) and $19,000 and $215,000, respectively, were collateralized by restricted cash. The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions.

9
9.	IMPAIRMENT OF LONG-LIVED ASSETS

Property and equipment and finite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company reviews applicable finite-lived intangible assets and long-lived assets related to each restaurant on a periodic basis. The Company’s assessment of recoverability of property and equipment and finite-lived intangible assets is performed at the component level, which is generally an individual restaurant. When events or changes in circumstances indicate an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is recognized by measuring the difference between the carrying value of the assets and the estimated fair value of the assets. The Company’s estimates of fair values are based on the best information available and require the use of estimates, judgements and projections. The actual results may vary significantly from the estimates.

During the third quarter of fiscal 2015, the Company determined that the carrying amount of one of its Grille restaurants was not recoverable. Therefore, the Company recorded a non-cash impairment charge of $3.3 million, which represents the difference between the carrying value of the restaurant assets and the value of furniture and restaurant equipment that may be transferred to future Grille locations. This amount is included in non-cash impairment charges in the consolidated statements of income (loss) and comprehensive income (loss).

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

Overview

Del Frisco’s Restaurant Group develops, owns and operates three contemporary, high-end, complementary restaurants: Del Frisco’s Double Eagle Steak House, or Del Frisco’s, Sullivan’s Steakhouse, or Sullivan’s, and Del Frisco’s Grille, or the Grille. We currently operate 49 restaurants in 21 states and the District of Columbia. Of the 49 restaurants we operated as of the end of the period covered by this report, there were 12 Del Frisco’s restaurants, 18 Sullivan’s restaurants and 19 Grille restaurants. During the first three fiscal quarters of 2015, we opened one new Del Frisco’s in Orlando Florida, as well as new Grille locations in the Woodlands, Texas, Plano, Texas and Stamford, Connecticut. We also closed one Sullivan’s location in Denver, Colorado.

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

In general, we believe there are opportunities to open six to eight restaurants annually, generally composed of one Del Frisco’s and five to seven Sullivan’s and/or Grilles, with new openings of our Grille concept likely serving as the primary driver of new unit growth in the near term. However, during 2016, we expect to open fewer than six restaurants and return to six to eight restaurants in 2017.

Performance Indicators. We use the following key metrics in evaluating the performance of our restaurants:

•

Comparable Restaurant Sales. We consider a restaurant to be comparable during the first full fiscal period following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 34 and 39 restaurants at September 9, 2014 and September 8, 2015, respectively.

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

•

Restaurant-Level EBITDA Margin. Restaurant-level EBITDA margin, a non-GAAP financial measure, represents operating income before pre-opening costs, general and administrative costs, secondary public offering costs, non-cash impairment charges and depreciation and amortization as a percentage of revenues. By monitoring and controlling our restaurant-level EBITDA margins, we can gauge the overall profitability of our core restaurant operations. See Note 7,  Segment Reporting in the notes to our condensed consolidated financial statements for additional information on restaurant-level EBITDA.

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

Results of Operations

The following table shows our operating results (in thousands), as well as our operating results as a percentage of revenues, for the 12 and 36 weeks ended September 8, 2015 and September 9, 2014.

	12 Weeks Ended				36 Weeks Ended
	September 8,		September 9,		September 8,		September 9,
	2015		2014		2015		2014
Revenues	$68,629	100.0%	$61,949	100.0%	$217,507	100.0%	$195,957	100.0%
Costs and expenses:
Costs of sales	19,901	29.0%	18,693	30.2%	62,839	28.9%	59,038	30.1%
Restaurant operating expenses	34,625	50.4%	30,046	48.5%	103,832	47.7%	90,654	46.3%
Marketing and advertising costs	1,765	2.6%	1,410	2.3%	4,882	2.2%	4,017	2.0%
Pre-opening costs	2,044	3.0%	1,577	2.5%	3,790	1.8%	2,867	1.5%
General and administrative costs	5,225	7.6%	4,673	7.5%	16,611	7.6%	14,202	7.3%
Secondary public offering costs	—	0.0%	—	0.0%	—	0.0%	5	0.0%
Non-cash impairment charges	3,338	4.9%	—	0.0%	3,338	1.5%	—	0.0%
Depreciation and amortization	3,811	5.5%	3,098	5.0%	11,001	5.1%	9,053	4.6%
Operating income (loss)	(2,080)	-3.0%	2,452	4.0%	11,214	5.2%	16,121	8.2%
Other income (expense), net:
Interest expense, net of capitalized interest	(11)	0.0%	(18)	-0.1%	(43)	-0.1%	(49)	0.0%
Other	(61)	-0.1%	(61)	-0.1%	(238)	-0.2%	(100)	-0.1%
Income (loss) before income taxes	(2,152)	-3.1%	2,373	3.8%	10,933	4.9%	15,972	8.1%
Income tax (benefit) expense	(1,117)	-1.6%	588	0.9%	2,861	1.2%	4,896	2.4%
Net income (loss)	$(1,035)	-1.5%	$1,785	2.9%	$8,072	3.7%	$11,076	5.7%

Fiscal Quarter Ended September 8, 2015 (12 weeks) Compared to the Fiscal Quarter Ended September 9, 2014 (12 weeks)

The following tables show our operating results (in thousands) by segment, as well as our operating results as a percentage of revenues, for the 12 weeks ended September 8, 2015 and September 9, 2014.

	12 Weeks Ended September 8, 2015
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$33,059	100.0%	$15,650	100.0%	$19,920	100.0%	$68,629	100.0%
Costs and expenses:
Cost of sales	10,010	30.3%	4,737	30.3%	5,154	25.9%	19,901	29.0%
Restaurant operating expenses:
Labor	8,178	24.7%	4,887	31.2%	6,465	32.5%	19,530	28.4%
Operating expenses	3,738	11.3%	2,473	15.8%	2,954	14.8%	9,165	13.4%
Occupancy	2,436	7.4%	1,158	7.4%	2,336	11.7%	5,930	8.6%
Restaurant operating expenses	14,352	43.4%	8,518	54.4%	11,755	59.0%	34,625	50.4%
Marketing and advertising costs	656	2.0%	626	4.0%	483	2.4%	1,765	2.6%
Restaurant-level EBITDA	8,041	24.3%	1,769	11.3%	2,528	12.7%	12,338	18.0%
Pre-opening costs							2,044	3.0%
General and administrative							5,225	7.6%
Non-cash impairment charges							3,338	4.9%
Depreciation and amortization							3,811	5.5%
Operating loss							$(2,080)	-3.0%

Restaurant operating weeks	136		216		219		571
Average weekly volume	$243		$72		$91		$120

	12 Weeks Ended September 9, 2014
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$30,803	100.0%	$16,067	100.0%	$15,079	100.0%	$61,949	100.0%
Costs and expenses:
Cost of sales	9,753	31.7%	4,784	29.8%	4,156	27.6%	18,693	30.2%
Restaurant operating expenses:
Labor	7,117	23.1%	4,912	30.6%	5,106	33.9%	17,135	27.6%
Operating expenses	3,151	10.2%	2,656	16.5%	2,155	14.3%	7,962	12.9%
Occupancy	2,114	6.9%	1,274	7.9%	1,561	10.3%	4,949	8.0%
Restaurant operating expenses	12,382	40.2%	8,842	55.0%	8,822	58.5%	30,046	48.5%
Marketing and advertising costs	542	1.7%	642	4.0%	226	1.5%	1,410	2.3%
Restaurant-level EBITDA	8,126	26.4%	1,799	11.2%	1,875	12.4%	11,800	19.0%
Pre-opening costs							1,577	2.5%
General and administrative							4,673	7.5%
Depreciation and amortization							3,098	5.0%
Operating income							$2,452	4.0%

Restaurant operating weeks	120		228		149		497
Average weekly volume	$257		$70		$101		$125

Revenues. Consolidated revenues increased $6.7 million, or 10.8%, to $68.6 million in the third quarter of fiscal 2015 from $61.9 million in the third quarter of fiscal 2014. This increase was primarily driven by $7.9 million in incremental revenue from an additional 86  operating weeks provided by nine new restaurants opened during and subsequent to the third quarter of fiscal 2014, partially offset by decreased revenue at our comparable restaurants and the loss of 12 operating weeks due to the closing of the Denver Sullivan’s location at the end of the second quarter. Comparable restaurant sales decreased 1.2% for the third quarter of fiscal 2015 driven by a 1.7% decrease in customer counts, partially offset by a 0.5%  increase in average check.

Del Frisco’s revenues increased $2.3 million, or 7.3%, to $33.1 million in the third quarter of fiscal 2015 from $30.8 million in the third quarter of fiscal 2014.  The increase in revenues was driven by $2.8 million in incremental revenue from an additional 16 operating weeks provided by two new restaurants opened subsequent to the third quarter of fiscal 2014. Comparable restaurant sales decreased 1.4% for the third quarter of fiscal 2015 comprised of a 4.3% decrease in customer counts, partially offset by a 2.9% increase in average check.

Sullivan’s revenues decreased $0.4 million, or 2.6%, to $15.7 million in the third quarter of fiscal 2015 from $16.1 million in the third quarter of fiscal 2014. The decrease in revenues was the result of 12 fewer operating weeks during the third quarter of fiscal 2015, resulting from the closing of the Denver Sullivan’s, which was partially offset by increased comparable restaurant sales. Comparable restaurant sales increased 1.2% for the third quarter of fiscal 2015 driven by a 0.8%  increase in customer counts, as well as a 0.4% increase in average check.

Grille revenues increased $4.8 million, or 32.1%, to $19.9 million in the third quarter of fiscal 2015 from $15.1 million in the third quarter of fiscal 2014. This increase was primarily driven by incremental revenue from an additional 70 operating weeks provided by seven new restaurants opened during and subsequent to the third quarter of fiscal 2014, partially offset by a comparable restaurant sales decrease of 3.5% in the third quarter of fiscal 2015 comprised of a 2.3% decrease in average check and a 1.2% decrease in customer counts.

Cost of Sales. Consolidated cost of sales increased $1.2 million, or 6.5%, to $19.9 million in the third quarter of fiscal 2015 from $18.7 million in the third quarter of fiscal 2014. This increase was primarily due to an additional 86 operating weeks provided by the opening of nine restaurants during and subsequent to the third quarter of fiscal 2014, partially offset by the loss of 12 operating weeks due to the closing of the Denver Sullivan’s in the second quarter of fiscal 2015. As a percentage of consolidated revenues, consolidated cost of sales decreased to 29.0% during the third quarter of fiscal 2015 from 30.2% in the third quarter of fiscal 2014.

As a percentage of revenues, Del Frisco’s cost of sales decreased to 30.3% during the third quarter of fiscal 2015 from 31.7% in the third quarter of fiscal 2014.  This decrease in cost of sales, as a percentage of revenues, was primarily due to lower beef and wine costs.

As a percentage of revenues, Sullivan’s  cost of sales increased to 30.3% during the third quarter of fiscal 2015 from 29.8% in the third quarter of fiscal 2014.  This increase in cost of sales, as a percentage of revenues, was primarily due to higher beef and seafood costs, partially offset by lower wine costs.

As a percentage of revenues, Grille cost of sales decreased to 25.9% during the third quarter of fiscal 2015 from 27.6% in the third quarter of fiscal 2014.  This decrease in cost of sales, as a percentage of revenues, was primarily due to decreased seafood and wine costs and recipe initiatives.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $4.6 million, or 15.2%, to $34.6 million in the third quarter of fiscal 2015 from $30.0 million in the third quarter of fiscal 2014.  This increase was primarily due to an additional 86 operating weeks provided by the opening of nine restaurants during and subsequent to the third quarter of fiscal 2014, partially offset by the loss of 12 operating weeks due to the closing of the Denver Sullivan’s in the second quarter of fiscal 2015. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 50.4% in the third quarter of fiscal 2015 from 48.5% in the second quarter of fiscal 2014.

As a percentage of revenues, Del Frisco’s restaurant operating expenses increased to 43.4% during the third quarter of fiscal 2015 from 40.2% during the third quarter of fiscal 2014.  This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher labor and benefits costs, operating costs and occupancy costs, related to new openings as well as the deleveraging effect of certain fixed and semi-variable costs in relation to reduced comparable sales.

As a percentage of revenues, Sullivan’s restaurant operating expenses decreased to 54.4% during the third quarter of fiscal 2015 from 55.0% in the third quarter of fiscal 2014. This decrease in restaurant operating expenses, as a percentage of revenues, was due to lower other restaurant operating expenses related to strategic cost saving initiatives, partially offset by higher labor and benefits costs.

As a percentage of revenues, Grille restaurant operating expenses increased to 59.0% during the third quarter of fiscal 2015 from 58.5% in the third quarter of fiscal 2014. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher occupancy costs, partially offset by lower labor and benefits costs.

Marketing and Advertising Costs. Consolidated marketing and advertising costs increased $0.4 million, or 25.2%, to $1.8 million in the third quarter of fiscal 2015 from $1.4 million in the third quarter of fiscal 2014. As a percentage of consolidated revenues, consolidated marketing and advertising costs increased to 2.6% in the third quarter of fiscal 2015 from 2.3% in the third quarter of fiscal 2014.

As a percentage of revenues, Del Frisco’s marketing and advertising costs increased to 2.0% during the third quarter of fiscal 2015 from 1.7% in the third quarter of fiscal 2014.  Marketing and advertising costs, as a percentage of revenues, increased primarily due to higher print media and outdoor advertising costs.

As a percentage of revenues, Sullivan’s marketing and advertising costs remained consistent at 4.0% during the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014.

As a percentage of revenues, Grille marketing and advertising costs increased to 2.4% during the third quarter of fiscal 2015 compared to 1.5% in the third quarter of fiscal 2014.  The increase in marketing and advertising costs, as a percentage of revenues, was primarily due to higher print media spending.

Pre-opening Costs. Pre-opening costs increased by $0.4 million to $2.0 million in the third quarter of fiscal 2015 from $1.6 million in the third quarter of fiscal 2014 due primarily to a new Del Frisco’s and two new Grilles that opened in the third quarter of fiscal 2015 as well as expenditures and non-cash preopening rent related to three new Grille’s that will open in the fourth quarter of fiscal 2015. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.

General and Administrative Costs. General and administrative costs increased $0.5 million to $5.2 million in the third quarter of fiscal 2015 from $4.7 million in the third quarter of fiscal 2014. This increase was primarily related to increased management educational costs and additional costs related to growth in the number of corporate and regional management-level personnel to support recent and anticipated growth.  In addition, we incurred approximately $0.2 million in additional stock-based compensation expense in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014. These increases were partially offset by lower incentive compensation expense. As a percentage of revenues, general and administrative costs increased slightly to 7.6% in the third quarter of fiscal 2015 compared to 7.5% in the third quarter of fiscal 2014. General and administrative costs are expected to continue to increase as a result of costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.

Non-cash Impairment Charges. During the third quarter of fiscal 2015, we determined that the carrying value of our Palm Beach Grille location exceeded its estimated future cash flows and recognized a $3.3 million non-cash impairment charge. This charge was based on the difference between the carrying value of the restaurant assets and the estimated value of furniture and restaurant equipment that may be transferred to future Grille locations.

Depreciation and Amortization. Depreciation  and amortization increased $0.7 million, or 23.0%, to $3.8 million in the third quarter of fiscal 2015 from $3.1 million in the third quarter of fiscal 2014.  The increase in depreciation and amortization expense primarily resulted from new assets placed in service during 2014  and the first three quarters of fiscal 2015 as well as from existing restaurants that were remodeled during 2014 and the first three quarters of fiscal 2015.

Income Tax (Benefit) Expense. The effective income tax benefit rate for the third quarter of fiscal 2015 was 51.9% compared to an effective income tax rate of 24.8% for the third quarter of fiscal 2014. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses. Additionally, during the third quarter of fiscal 2015, the Company settled an outstanding uncertain state tax position which resulted in the payment of $1.9 million for which the Company had previously estimated and reserved $2.6 million. This resulted in an approximately $0.5 million tax benefit, net of federal tax.

Thirty-Six Weeks Ended September 8, 2015 Compared to the Thirty-Six Weeks Ended September 9, 2014

The following tables show our operating results (in thousands) by segment, as well as our operating results as a percentage of revenues, for the 36 weeks ended September 8, 2015 and September 9, 2014.

	36 Weeks Ended September 8, 2015
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$106,255	100.0%	$52,966	100.0%	$58,286	100.0%	$217,507	100.0%
Costs and expenses:
Cost of sales	31,747	29.9%	15,929	30.1%	15,163	26.0%	62,839	28.9%
Restaurant operating expenses:
Labor	25,020	23.5%	15,846	29.9%	18,644	32.0%	59,510	27.3%
Operating expenses	10,814	10.2%	7,963	15.0%	7,895	13.6%	26,672	12.3%
Occupancy	7,451	7.0%	3,595	6.8%	6,604	11.3%	17,650	8.1%
Restaurant operating expenses	43,285	40.7%	27,404	51.7%	33,143	56.9%	103,832	47.7%
Marketing and advertising costs	1,731	1.6%	1,601	3.0%	1,550	2.6%	4,882	2.2%
Restaurant-level EBITDA	29,492	27.8%	8,032	15.2%	8,430	14.5%	45,954	21.1%
Pre-opening costs							3,790	1.8%
General and administrative							16,611	7.6%
Non-cash impairment charges							3,338	1.5%
Depreciation and amortization							11,001	5.1%
Operating income							$11,214	5.2%

Restaurant operating weeks	400		670		606		1,676
Average weekly volume	$266		$79		$96		$130

	36 Weeks Ended September 9, 2014
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$97,233	100.0%	$53,523	100.0%	$45,201	100.0%	$195,957	100.0%
Costs and expenses:
Cost of sales	30,355	31.2%	16,110	30.1%	12,573	27.8%	59,038	30.1%
Restaurant operating expenses:
Labor	22,020	22.7%	15,706	29.3%	14,515	32.1%	52,241	26.7%
Operating expenses	9,535	9.8%	8,392	15.7%	5,957	13.2%	23,884	12.2%
Occupancy	6,447	6.6%	3,721	7.0%	4,361	9.6%	14,529	7.4%
Restaurant operating expenses	38,002	39.1%	27,819	52.0%	24,833	54.9%	90,654	46.3%
Marketing and advertising costs	1,640	1.7%	1,676	3.1%	701	1.6%	4,017	2.0%
Restaurant-level EBITDA	27,236	28.0%	7,918	14.8%	7,094	15.7%	42,248	21.6%
Pre-opening costs							2,867	1.5%
General and administrative							14,202	7.3%
Secondary public offering costs							5	0.0%
Depreciation and amortization							9,053	4.6%

Operating income							$16,121	8.2%

Restaurant operating weeks	360		684		414		1,458
Average weekly volume	$270		$78		$109		$134

Revenues. Consolidated revenues increased $21.5 million, or 11.0%, to $217.5 million in the first three quarters of fiscal 2015 from $196.0 million in the first three quarters of fiscal 2014. This increase was primarily driven by $23.8 million in incremental revenue from an additional 232 operating weeks provided by 10 new restaurants opened during and subsequent to the first three quarters of fiscal 2014 and increased revenue at our comparable restaurants.  These increases were partially offset by a decrease in revenue related to non-comparable restaurant sales and the loss of 14 operating weeks due to the closing of the Denver Sullivan’s location at the end of the second quarter. Comparable restaurant sales increased 0.1% for the first three quarters of fiscal 2015 driven by a 3.5% increase in average check, partially offset by a 3.4% decrease in customer counts. During the first three quarters of fiscal 2015, revenues were also negatively impacted by 53 lost restaurant operating days resulting from severe weather as compared to 32 lost restaurant operating days in the first three quarters  of fiscal 2014.

Del Frisco’s revenues increased $9.0 million, or 9.3%, to $106.2 million in the first three quarters of fiscal 2015 from $97.2 million in the first three quarters of fiscal 2014. Comparable restaurant sales increased 0.9% for the first three quarters of fiscal 2015 comprised of a 3.9% increase in average check, partially offset by a 3.0% decrease in customer counts. The increase in revenues was also driven by $8.4 million in incremental revenue from an additional 40 operating weeks provided by two new restaurants opened subsequent to the first three quarters of fiscal 2014. During the first three quarters of fiscal 2015, revenues were also negatively impacted by 14 lost restaurant operating days resulting from severe weather as compared to 6 lost restaurant operating days in the first three quarters of fiscal 2014.

Sullivan’s revenues decreased $0.5 million, or 1.0%, to $53.0 million in the first three quarters of fiscal 2015 from $53.5 million in the first three quarters of fiscal 2014. Comparable restaurant sales increased 1.3% for the first three quarters of fiscal 2015 driven by a 5.0% increase in average check, partially offset by a 3.7% decrease in customer counts. The increase in average check and offsetting reduced customer counts were also impacted by a shift in mix associated with the removal of certain bar entrees. During the first three quarters of fiscal 2015, revenues were also negatively impacted by 14 lost operating weeks resulting from the closing of the Denver Sullivan’s as well as lower sales at the Anchorage Sullivan’s, which was removed from the comparable restaurant group for the second quarter of fiscal 2015 due to remodel activity which required closure of a significant portion of the restaurant including the entire bar area and most of the private dining space. During the first three quarters of fiscal 2015, revenues were also negatively impacted by 24 lost restaurant operating days resulting from severe weather as compared to 21 lost restaurant operating days in the first three quarters of fiscal 2014.

Grille revenues increased $13.1 million, or 28.9%, to $58.3 million in the first three quarters of fiscal 2015 from $45.2 million in the first three quarters of fiscal 2014. This increase was primarily driven by incremental revenue from an additional 192 operating weeks provided by eight new restaurants opened during and subsequent to the first three quarters of fiscal 2014, partially offset by a comparable restaurant sales decrease of 4.3% in the first three quarters of fiscal 2015 comprised of a 3.4% decrease in customer counts as well as a 0.9% decrease in average check. During the first three quarters of fiscal 2015, revenues were also negatively impacted by 15 lost restaurant operating days resulting from severe weather as compared to 5 lost restaurant operating days in the first three quarters of fiscal 2014 as well as lost utilization of patio seating in several Grille locations related to inclement weather during the month of May in several regions of the country.

Cost of Sales. Consolidated cost of sales increased $3.8 million, or 6.4%, to $62.8 million in the first three quarters of fiscal 2015 from $59.0 million in the first three quarters of fiscal 2014. This increase was primarily due to an additional 232 operating weeks provided by the opening of 10 restaurants during and subsequent to the first three quarters of fiscal 2014, partially offset by the loss of 14 operating weeks due to the closing of the Denver Sullivan’s in the second quarter. As a percentage of consolidated revenues, consolidated cost of sales decreased to 28.9% during the first three quarters of fiscal 2015 from 30.1% in the first three quarters of fiscal 2014.

As a percentage of revenues, Del Frisco’s cost of sales decreased to 29.9% during the first three quarters of fiscal 2015 from 31.2% in the first three quarters of fiscal 2014. This decrease in cost of sales, as a percentage of revenues, was primarily due to lower beef and wine costs.

As a percentage of revenues, Sullivan’s cost of sales remained consistent at 30.1% during the first three quarters of fiscal 2015 compared to the first three quarters of fiscal 2014.  During the first three quarters, Sullivan’s experienced lower produce and dairy costs,  fully offset by higher beef costs.

As a percentage of revenues, Grille cost of sales decreased to 26.0% during the first three quarters of fiscal 2015 from 27.8% in the first three quarters of fiscal 2014. This decrease in cost of sales, as a percentage of revenues, was primarily due to lower seafood and wine costs.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $13.1 million, or 14.5%, to $103.8 million in the first three quarters of fiscal 2015 from $90.7 million in the first three quarters of fiscal 2014. This increase was primarily due to an additional 232 operating weeks in the first three quarters of fiscal 2015 as compared to the first three quarters of fiscal 2014 from the opening of 10 restaurants during and subsequent to the first three quarters of fiscal 2014, partially offset by the loss of 14 operating weeks due to the closing of the Denver Sullivan’s in the second quarter. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 47.7% in the first three quarters of fiscal 2015 from 46.3% in the first three quarters of fiscal 2014.

As a percentage of revenues, Del Frisco’s restaurant operating expenses increased to 40.7% during the first three quarters of fiscal 2015 from 39.1% during the first three quarters of fiscal 2014.  This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher labor and benefits costs as well as higher occupancy costs and restaurant operating expenses.

As a percentage of revenues, Sullivan’s restaurant operating expenses decreased to 51.7% during the first three quarters of fiscal 2015 from 52.0% in the first three quarters of fiscal 2014. This decrease in restaurant operating expenses, as a percentage of revenues, was due to lower other restaurant operating expenses related to strategic cost saving initiatives, partially offset by higher labor and benefits costs.

As a percentage of revenues, Grille restaurant operating expenses increased to 56.9% during the first three quarters of fiscal 2015 from 54.9% in the first three quarters of fiscal 2014. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher operating and occupancy costs associated with new restaurant openings.

Marketing and Advertising Costs. Consolidated marketing and advertising costs increased $0.9 million, or 21.5%, to $4.9 million in the first three quarters of fiscal 2015 from $4.0 million in the first three quarters of fiscal 2014. As a percentage of consolidated revenues, consolidated marketing and advertising costs increased to 2.2% in the first three quarters of fiscal 2015 from 2.0% in the first three quarters of fiscal 2014.

As a percentage of revenues, Del Frisco’s marketing and advertising costs decreased to 1.6% during the first three quarters of fiscal 2015 from 1.7% in the first three quarters of fiscal 2014.  Marketing and advertising costs, as a percentage of revenues, decreased primarily due to lower print production and the leveraging effect of certain costs in relation to increased revenue.

As a percentage of revenues, Sullivan’s marketing and advertising costs decreased to 3.0% during the first three quarters of fiscal 2015 from 3.1%  in the first three quarters of fiscal 2014, which was the result of lower print production and outdoor advertising.

As a percentage of revenues, Grille marketing and advertising costs increased to 2.6% during the first three quarters of fiscal 2015 compared to 1.6% in the first three quarters of fiscal 2014.  The increase in marketing and advertising costs, as a percentage of revenues, was primarily due to higher broadcast and outdoor advertising as well as higher print media spending.

Pre-opening Costs. Pre-opening costs increased by $0.9 million to $3.8 million in the first three quarters of fiscal 2015 from $2.9 million in the first three quarters of fiscal 2014 due primarily to expenditures and higher non-cash preopening rent related to three new Grille’s scheduled to open in the fourth quarter of fiscal 2015. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.

General and Administrative Costs. General and administrative costs increased $2.4 million, or 17.0%, to $16.6 million in the first three quarters of fiscal 2015 from $14.2 million in the first three quarters of fiscal 2014. This increase was primarily related to additional costs related to growth in the number of corporate and regional management-level personnel to support recent and anticipated growth.  In addition, we incurred approximately $0.4 million in additional stock-based compensation expense in the first three quarters of fiscal 2015 compared to the first three quarters of fiscal 2014. These increases were partially offset by lower incentive compensation expense. As a percentage of revenues, general and administrative costs increased to 7.6% in the first three quarters of fiscal 2015 compared to 7.3% in the first three quarters of fiscal 2014. General and administrative costs are expected to continue to increase as a result of costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.

Non-cash Impairment Charges. During the third quarter of fiscal 2015, we determined that the carrying value of our Palm Beach Grille location exceeded its estimated future cash flows and recognized a $3.3 million non-cash impairment charge. This charge was based on the difference between the carrying value of the restaurant assets and the estimated value of furniture and restaurant equipment that may be transferred to future Grille locations.

Depreciation and Amortization. Depreciation and amortization increased $1.9 million, or 21.5%, to $11.0 million in the first three quarters of fiscal 2015 from $9.1 million in the first three quarters of fiscal 2014. The increase in depreciation and amortization expense primarily resulted from new assets placed in service during 2014  and the first three quarters of 2015 as well as from existing restaurants that were remodeled during 2014 and the first three quarters of fiscal 2015.

Income Tax Expense. The effective income tax rate for the first three quarters of fiscal 2015 was 26.2% compared to an effective income tax rate of 30.7% for the first three quarters of fiscal 2014. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses. The effective income tax rate for the 36 weeks ended September 8, 2015 also benefited from the settlement of uncertain tax positions within certain jurisdictions.

Liquidity and Capital Resources

Our principal liquidity requirements are our lease obligations and capital expenditure needs. We expect to finance our operations for at least the next several years, including costs of opening currently planned new restaurants, through cash provided by operations and borrowings available under our credit facility. However, we cannot be sure that these sources will be sufficient to finance our operations, and we may seek additional financing in the future. As of September 8, 2015, we had cash and cash equivalents of approximately $1.2 million.

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

The following table presents a summary of our cash flows for the 36 weeks ended September 8, 2015 and September 9, 2014 (in thousands):

	36 Weeks Ended
	September 8,	September 9,
	2015	2014
Net cash provided by operating activities	$25,943	$20,218
Net cash used in investing activities	(40,473)	(33,360)
Net cash provided by financing activities	12,249	576
Net decrease in cash and cash equivalents	$(2,281)	$(12,566)

Operating Activities. Net cash flows provided by operating activities increased $5.7 million during the 36 weeks ended September 8, 2015 as compared to the 36 weeks ended September 9, 2014, primarily due to a $7.1 million increase related to the timing of payables, a $3.3 million increase related to non-cash impairment charges, a $2.4 million increase in deferred income taxes, a $1.9 million increase in depreciation and amortization, a $0.5 million decrease in lease incentives receivable, a $0.4 million increase in share based compensation, a $0.3 million related to a decrease in other assets and $0.2 million related to a decrease in restricted cash,  partially offset by a $4.7 million decrease in income taxes payable (inclusive of $1.9 million uncertain tax position settlement), a $3.0 million decrease in net income and a $2.7 million decrease in other liabilities.

Investing Activities. Net cash used in investing activities for the 36 weeks ended September 8, 2015 was $40.5 million, consisting primarily of purchases of property and equipment. These purchases primarily related to construction of three Grille restaurants and one Del Frisco’s restaurant opened during the first three fiscal quarters of 2015 and three Grille restaurants in progress at the end of the period and remodel activity of existing restaurants. Net cash used in investing activities for the 36 weeks ended September 9, 2014 was $33.4 million, consisting primarily of purchases of property and equipment. These purchases primarily related to construction of two Grille restaurants opened during the first three quarters of 2014 and three Grille restaurants and one Del Frisco’s in progress at the end of the period and remodel activity of existing restaurants.

Financing Activities.  Net cash provided by financing activities for the 36 weeks ended September 8, 2015 was $12.2 million, which was primarily due to $15.1 million in proceeds from borrowings under our credit facility as well as $0.1 million of proceeds from the exercise of stock options, partially offset by $3.0 million in treasury stock purchases.  Net cash provided by financing activities for the 36 weeks ended September 9, 2014 was $0.6 million, which was comprised of $6.0 million in proceeds from borrowings under our credit facility and $0.9 million in proceeds from the exercise of stock options, partially offset by $6.3 million in treasury stock purchases.

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

Credit Facility. On October 15, 2012, we entered into a credit facility that provides for a three-year unsecured revolving credit facility of up to $25.0 million. Borrowings under the credit facility bear interest, at the option of the Company, based on (i) a rate of LIBOR plus 1.50% or (ii) the prime rate as defined in the credit facility. We are required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving loan facility. The credit facility is guaranteed by certain of our subsidiaries. The credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA (as defined in the credit facility), and minimum fixed charge coverage. Specifically, we are required to have a leverage ratio of less than 1.00 and a fixed charge coverage ratio of greater than 2.00. As of September 8, 2015, we were in compliance with each of these tests. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates.

On June 30, 2015, we entered into a Second Amendment to the credit facility, or the Amendment.  The Amendment, among other things, extended the termination date of the credit facility to October 15, 2017 and modified the revolving credit commitment to $15.0 million, with such amount subject to increases in increments of $5.0 million at our request, up to a maximum amount of $30.0 million.  All other major terms remained unchanged. As of September 8, 2015 there were $15.1 in outstanding borrowings under this facility.

We believe that net cash provided by operating activities and available borrowings under our credit facility will be sufficient to fund currently anticipated working capital, planned capital expenditures and debt service requirements for the next 24 months. We regularly review acquisitions and other strategic opportunities, which may require additional debt or equity financing.

Common Stock Repurchase Program. On October 14, 2014, our Board of Directors approved a new stock repurchase program authorizing us to repurchase up to $25 million of our common stock over the next three years. Under this program, we may from time to time purchase our outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares. As of September 8, 2015, we had repurchased 189,027 shares of our common stock at a cost of $3.0 million under this program.

Off-Balance Sheet Arrangements

Prior to the acquisition of Lone Star Steakhouse & Saloon, Inc. by Lone Star Fund, the Company’s predecessor guaranteed lease payments of certain non-Company restaurants in connection with the leasing of real estate for restaurant locations. As of September 8, 2015 and December 30, 2014, the Company was responsible as guarantor for five of these leases of its former affiliate. The leases expire at various times through 2016. These guarantees will require payment by the Company only in an event of default by the former affiliate where it is unable or unwilling to make the required lease payments.

During fiscal 2015, the Company received notification that its former affiliate ceased payments on two of the five aforementioned leases. The two leases, for which payment had not been made, are non-operating land leases, while the other three leases guaranteed by the Company are operating properties. The lessor of these two non-operating land leases obtained a court judgement against the Company’s former affiliate and as a settlement the Company agreed to pay half of the judgement which was approximately $210 thousand.  Accordingly, $210 thousand was recorded to Other expense during the first 36 weeks of fiscal 2015.

Management believes that the likelihood is remote that material payments will be required under the remaining three guarantees. At September 8, 2015 and December 30, 2014 the maximum potential amount of future lease payments the Company could be required to make as a result of the guarantees was approximately $0.5 million and $0.9 million, respectively.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances at the time. Actual amounts may differ from those estimates.

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

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings available under our credit facility, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. As of September 8, 2015, there were $15.1 million in outstanding borrowings on the Company’s revolving credit facility. Holding other variables constant, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $10,000 per $1.0 million of outstanding debt.

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

On October 14, 2014, our Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $25 million of its common stock over the next three years. Under this program, we may from time to time purchase our outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares. As of September 8, 2015, we had repurchased 189,027 shares of our common stock at a cost of $3.0 million under this program.

Common stock repurchase activity during the fiscal quarter ended September 8, 2015 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

June 17 - July 14, 2015	—	$—	—	$25,000,000
July 15 - August 11, 2015	189,027	$15.87	189,027	$22,000,055
August 12 - September 8, 2015	—	$—	—	$22,000,055
Total	189,027	$15.87	189,027	$22,000,055

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 13, 2015

Del Frisco’s Restaurant Group, Inc.

By:	/s/ Mark S. Mednansky
Mark S. Mednansky
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Thomas J. Pennison, Jr.
Thomas J. Pennison, Jr.
Chief Financial Officer, (Principal Financial Officer)