Form 10-K
period 2015-12-29
Del Frisco's Restaurant Group, Inc.
filed 2016-03-03
CIK 1415301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes     ☒   No

As of June 16, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates was approximately $435,466,426.

As of March 1, 2016,  23,400,371 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 29, 2015, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Our Company

We develop, own and operate three contemporary, high-end, complementary restaurants: Del Frisco’s Double Eagle Steak House, or Del Frisco’s, Sullivan’s Steakhouse, or Sullivan’s, and Del Frisco’s Grille, or the Grille. We are a leader in the full-service steakhouse industry based on average unit volume, or AUV, and EBITDA margin. We currently operate 50 restaurants in 23 states and the District of Columbia. Each of our three restaurant concepts offers steaks as well as other menu selections, such as chops and fresh seafood. These menu selections are complemented by an extensive, award-winning wine list. Del Frisco’s, Sullivan’s and the Grille are positioned within the fine dining segment and are designed to appeal to both business and local dining customers. Our Del Frisco’s restaurants are sited in urban locations to target customers seeking a “destination dining” experience while our Sullivan’s and Grille restaurants are intended to appeal to a broader demographic, allowing them to be located either in urban areas or in close proximity to affluent residential neighborhoods. We believe our success reflects consistent execution across all aspects of the dining experience, from the formulation of proprietary recipes to the procurement and presentation of high quality menu items and delivery of a positive customer experience.

Del Frisco’s Double Eagle Steak House

We believe Del Frisco’s is one of the premier steakhouse concepts in the United States. The Del Frisco’s brand is defined by its menu, which includes USDA Prime grade, wet-aged steaks hand-cut at the time of order and a range of other high-quality offerings, including prime lamb, fresh seafood, and signature side dishes and desserts. It is also distinguished by its “swarming service,” whereby customers are served simultaneously by multiple servers. Each restaurant has a sommelier to guide diners through an extensive, award-winning wine list and our bartenders specialize in hand-shaken martinis and crafted cocktails. Del Frisco’s restaurants target customers seeking a full-service, fine dining steakhouse experience. We believe the décor and ambiance, with both contemporary and classic designs, enhance our customers’ experience and differentiate Del Frisco’s from other upscale steakhouse concepts. We currently operate 12  Del Frisco’s steakhouses in nine states and the District of Columbia. These restaurants range in size from 11,000 to 24,000 square feet with seating capacity for at least 300 people. Annual AUVs per Del Frisco’s restaurant for locations open the entire year were $14.6 million for the fiscal year ended December 29, 2015. During the same period, the average check at Del Frisco’s was $113.

Sullivan’s Steakhouse

Sullivan’s was created in the mid-1990’s as a complementary concept to Del Frisco’s. The Sullivan’s brand is defined by a fine dining experience at a more accessible price point, along with a vibrant atmosphere created by an open kitchen, live music and a bar area designed to be a center for social gathering and entertainment. Each Sullivan’s features fine hand-selected aged steaks, fresh seafood and a broad list of custom cocktails, along with an extensive selection of award-winning wines. We currently operate 18 Sullivan’s steakhouses in 14 states. These restaurants range in size from 7,000 to 11,000 square feet with seating capacity for at least 250 people. Annual AUVs per Sullivan’s restaurant were $4.3 million for the fiscal year ended December 29, 2015. During the same period, the average check at Sullivan’s was $64.

Del Frisco’s Grille

We developed the Grille, our newest concept, to take advantage of the positioning of the Del Frisco’s brand and to provide greater potential for expansion due to its smaller size, lower build out cost and more diverse menu. The Grille is an upscale casual concept with a menu designed to appeal more broadly to both business and casual diners that features a variety of Del Frisco’s prime aged steaks, top selling signature menu items and a broad selection of the same quality wines. The Grille also offers an assortment of relatively less expensive entrees, such as flatbread pizzas, sandwiches and salads, all prepared with the same signature flavors, high quality ingredients and presentation associated with the Del Frisco’s brand. We believe the ambiance of the concept appeals to a wide range of customers seeking a less formal atmosphere for their dining occasions. We currently operate 20 Grilles in 11 states and the District of Columbia. Additional Grille openings are planned over the next year and we anticipate they will, like existing Grille locations, range in size from 6,500 to 8,500 square feet with seating capacity for at least 200 people. Annual AUVs per Grille restaurant for locations open the entire year were $5.3 million for the fiscal year ended December 29, 2015. During the same period, the average check at the Grille’s was $49.We are continuing to target annual AUVs per Grille restaurant of between $4.5 million and $6.0 million with an average check of between $45 and $55.

Restaurant Industry Overview

According to the National Restaurant Association, U.S. restaurant industry sales in 2015 were $746 billion, an increase of 9.2% over 2014 sales of $683 billion, and are projected to grow to $783 billion in 2016, representing an increase of 5.0%. We compete in the full-service steak industry, or the FSR Steak category as defined by Technomic, Inc., a research and consulting firm serving the food and foodservice industries. Each of our concepts falls into the FSR Steak category, which includes fine dining, and is defined as establishments with a relatively broad menu along with table, counter, and/or booth service and a waitstaff. At the conclusion of 2014, the FSR Steak category included 8,449 units. The FSR Steak category achieved $17.8 billion in sales in 2014, representing a 6.0% growth rate over 2013. Restaurants within the FSR Steak category within Technomic’s ranking of the top 500 restaurant chains (as ranked by U.S. system-wide sales) reported sales growth of 6.0% in 2014 and out-performed the overall Full Service Restaurant category, which reported sales growth of 3.6% in 2014.

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

We expect the size of new Del Frisco’s restaurants to range from 12,000 to 16,000 square feet, new Sullivan’s restaurants to range from 8,000 to 9,000 square feet and new Grille restaurants to range from 6,500 to 8,500 square feet. For the opening of a new restaurant, we measure our cash investment costs net of landlord contributions and equipment financing, but including pre-opening costs. We target average cash investment costs of $7.0 million to $9.0 million for a new Del Frisco’s and $3.0 million to $4.5 million for a new Sullivan’s or Grille. We target a cash-on-cash return of at least 25% beginning in the third operating year across our concepts. To achieve this return we target a ratio of third year restaurant revenues to net development costs in the range of approximately 1.25:1 to 1.50:1. We target restaurant-level EBITDA margins of between 20% and 25% for each of our three concepts.

We believe there are opportunities to open six to eight new restaurants annually, generally composed of one Del Frisco’s and five to seven Sullivan’s and/or Grilles, with new openings of our Grille concept likely serving as the primary driver of new unit growth in the near term. During 2016, we expect to open two to three Grilles and relocate one Del Frisco’s. It generally takes nine to 12 months after the signing of a lease or the closing of a purchase to complete construction and open a new restaurant. Additional time is sometimes required to obtain certain government approvals, permits and licenses, such as liquor licenses.

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

Sourcing and Supply Chain

Our ability to maintain the consistent quality of our restaurants depends in part on our ability to procure food and other supplies from reliable sources in accordance with the specifications for all food products established by our corporate executive chef. We continually research and evaluate products and supplies to ensure high quality meat, seafood and other menu ingredients. Our executive corporate chef and director of purchasing work with Stock Yards, a division of U.S. Foods, Inc., our primary beef supplier, for all beef purchases on a national level. Our director of purchasing negotiates directly with suppliers of meat, seafood and certain other food and beverage products to ensure consistent quality and freshness and to obtain competitive prices for items purchased nationally for each concept. Our strong relationships with national and regional foodservice distributors ensure that our restaurants receive a constant supply of products. Products are shipped directly to the restaurants, and we do not maintain a central product warehouse or commissary.

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

Marketing and Advertising

We believe that our commitment to providing quality food, hospitality, service and a high level of value for each price point is an effective approach to attracting customers and maintaining their loyalty. We use a variety of national, regional and local marketing and public relations techniques intended to maintain and build our customer traffic, maintain and enhance our concepts’ images and continually improve and refine our upscale experience. For example, in 2010, we initiated a loyalty program that provides credit and other rewards to our customers based on dollars spent at our restaurants. In addition, local restaurant marketing is important to the success of our concepts. For example, each restaurant’s general manager cultivates relationships with local businesses and luxury hotels that drive the restaurant’s business, in particular its private dining business. We also work with a national public relations firm that coordinates local firms in connection with new restaurant openings. Del Frisco’s, Sullivan’s and the Grille each use specific marketing and advertising initiatives to position the concepts in the applicable segment of our industry, including ad placement in magazines, digital advertising and social media targeting the affluent segment of the population.

Competition

The full-service steak industry and general upscale restaurant businesses are highly competitive and fragmented, and the number, size and strength of competitors vary widely by region, especially within the general upscale restaurant segment. We believe restaurant competition is based on quality of food products, customer service, reputation, restaurant décor, location, name recognition and price. Depending on the specific concept, our restaurants compete with a number of restaurants within their markets, both locally-owned restaurants and restaurants that are part of regional or national chains. The principal competitors for our Del Frisco’s and Sullivan’s concepts are other upscale steakhouse chains such as Fleming’s Prime Steakhouse and Wine Bar, The Capital Grille, Smith & Wollensky, The Palm, Ruth’s Chris Steak House and Morton’s The Steakhouse. The principal competitors for our Grille concept also include other upscale chains such as Hillstone, Paul Martin’s American Grill and Earl’s Kitchen + Bar. Our concepts also compete with additional restaurants in the broader upscale dining segment.

Seasonality

Our business is subject to seasonal fluctuations comparable to most restaurants. Historically, like other restaurants in our segment, the percentage of our annual revenues earned during the first and fourth fiscal quarters has been typically higher due to holiday traffic, increased gift card purchases and redemptions and increased private dining during the year-end holiday season. In addition, we operate on a 52 or 53 week fiscal year ending the last Tuesday of each December, and our first, second and third quarters each contain 12 operating weeks with the fourth quarter containing 16 or 17 operating weeks. The fiscal year ended December 30, 2014 and December 29, 2015 had 52 weeks, while the fiscal year ended December 31, 2013 had 53 weeks.

Intellectual Property

We have registered the names Del Frisco’s, Double Eagle Steak House, Sullivan’s, and Del Frisco’s Grille and have applications pending to register certain other names and logos as trade names, trademarks or service marks with the United States Patent and Trademark Office and in certain foreign countries. We have the exclusive right for use of these trademarks throughout the United States, other than with respect to the following. An unrelated third party that operates a restaurant in Louisville, Kentucky has an indefinite right to use a specific registration of the Del Frisco’s name in Jefferson and Fayette Counties in Kentucky, Marion County in Indiana and Hamilton County in Ohio pursuant to a concurrent use agreement. We also agreed not to use the specific registration of the Del Frisco’s name or grant others the right to use it within 50 miles of any restaurant operated by the third party in the territory. The third party has paid us aggregate fees of $52,500. We do not have any right to any future or recurring payments from or have any affirmative payment obligations to the third party and they are responsible for all costs associated with running their respective location, including all commodity and labor costs and any risks related thereto. We are also aware of names similar to those of our restaurants used by various third parties in certain limited geographical areas. We believe that our trade names, trademarks and service marks are valuable to the operation of our restaurants and are important to our marketing strategy.

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

Employees

As of December 29, 2015, we had 4,921 employees. Many of our hourly employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. None of our employees are covered by a collective bargaining agreement. We believe that we have good relations with our employees.

Executive Officers and Key Employees

The following table sets forth certain information regarding our executive officers and certain of our key employees.

Name	Age	Position
Mark S. Mednansky	58	Chief Executive Officer; Director
Thomas J. Pennison, Jr.	48	Chief Financial Officer
Lane A. DeYoung	43	General Counsel
Thomas G. Dritsas	44	Vice President of Culinary & Corporate Executive Chef
James W. Kirkpatrick	62	Vice President of Real Estate
Lisa H. Kislak	56	Vice President of Brand Marketing
William S. Martens	43	Vice President of Development & Construction
Ray D. Risley	50	Senior Vice President of Operations, Grille
April L. Scopa	48	Vice President of People and Education

Mark S. Mednansky has served as Chief Executive Officer since March 2007, as a member of our board of directors since July 2012 and as Acting Chairman of the Board from January 2014 to April 2015. Prior to becoming our Chief Executive Officer in connection with the Acquisition, Mr. Mednansky served in senior management roles with Lone Star Steakhouse & Saloon, Inc. From 2005 until March 2007, Mr. Mednansky was the Chief Operating Officer of several Lone Star Steakhouse & Saloon restaurant concepts, including Del Frisco’s and Sullivan’s. Mr. Mednansky also served as Vice President of Operations of the Del Frisco’s and Sullivan’s concepts from 2000 to 2005 and President of the Texas Land & Cattle concept from 2003 to 2006. Mr. Mednansky has over 40 years of restaurant industry experience and 30 years of experience as a senior operations manager. Prior to joining Lone Star Steakhouse & Saloon, Inc., he was Director of Operations for Big Four Restaurants from 1997 to 1998, Director of Culinary Services for Dial Corp. from 1990 to 1997 and Area Manager for Big Four Restaurants from 1985 to 1990.

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

Lane A. DeYoung has served as General Counsel since June 2015. Prior to joining our company Mr. DeYoung held the position of Associate General Counsel at Dave & Buster’s, Inc.  from 2007 to 2015 where he handled legal matters including real estate leases, contracts, litigation, licensing and regulatory issues. Previously, Mr. DeYoung served as Real Estate Counsel for FedEx Office and Print Services, Inc., Associate Regional Counsel for the Western Region at Trizec Properties, Inc., Associate Counsel at Stage Stores, Inc. and Associate Attorney at The Law Offices of John E. Rapier, P.C.

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

Ray D. Risley has served Senior Vice President of Operations for the Grille since December 2015.  From October 2013 to December 2015, Mr. Risley was Vice President of Operations for Sullivan’s Steakhouse.  Prior to becoming Vice President of Operations for Sullivan’s, Mr. Risley served as a Regional Manager for restaurants under all three of the Company’s brands, as well as overseeing the openings of a number of new restaurants.  Prior to becoming a Regional Manager, Mr. Risley served as a Regional General Manager of Del Frisco's and Sullivan's from 2005 to the end of 2007, during which time he also assumed the role of General Manager of the Del Frisco's restaurant in New York. From 2003 to 2005, Mr. Risley served as Regional Manager for all 15 Sullivan's Steakhouse restaurants. From 2000 to 2003, Mr. Risley was District General Manager for four Sullivan's Steakhouse restaurants. Mr. Risley joined Del Frisco’s Restaurant Group in 1998 as the General Manager of the Sullivan's Steakhouse restaurant in Dallas. Previously, Mr. Risley held various management positions with the Morton's chain of steakhouse restaurants, including General Manager of the Beverly Hills location and with the original Spago restaurant as the General Manager.

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

Changes in general economic conditions, including economic uncertainty, have adversely impacted our business and results of operations, may continue to do so and may do so in the future.

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

Our industry is intensely competitive with respect to price, quality of service, restaurant location, ambiance of facilities and type and quality of food. A substantial number of national and regional restaurant chains and independently owned restaurants compete with us for customers, restaurant locations and qualified management and other restaurant staff. The principal competitors for our Del Frisco’s and Sullivan’s concepts are other upscale steakhouse chains such as Fleming’s Prime Steakhouse and Wine Bar, The Capital Grille, Smith & Wollensky, The Palm, Ruth’s Chris Steak House and Morton’s The Steakhouse. The principal competitors for our Grille concept also include other upscale chains such as Hillstone, Paul Martin’s American Grill and Earl’s Kitchen + Bar. Our concepts also compete with additional restaurants in the broader upscale dining segment. Some of our competitors have greater financial and other resources, have been in business longer, have greater name recognition and are better established in the markets where our restaurants are located or where we may expand. Our inability to compete successfully with other restaurants may harm our ability to maintain acceptable levels of revenue growth, limit or otherwise inhibit our ability to grow one or more of our concepts, or force us to close one or more of our restaurants. We may also need to evolve our concepts in order to compete with popular new restaurant formats or concepts that emerge from time to time, and we cannot provide any assurance that we will be successful in doing so or that any changes we make to any of our concepts in response will be successful or not adversely affect our profitability. In addition, with improving product offerings at fast casual restaurants and quick-service restaurants combined with the effects of uncertain economic conditions and other factors, consumers may choose less expensive alternatives, which could also negatively affect customer traffic at our restaurants. Any unanticipated slowdown in demand at any of our restaurants due to industry competition may adversely affect our business and results of operations.

Our future growth depends in part on our ability to open new restaurants and operate them profitably, and if we are unable to successfully execute this strategy, our results of operations could be adversely affected.

Our financial success depends in part on management’s ability to execute our growth strategy. One key element of our growth strategy is opening new restaurants. We believe there are opportunities to open six to eight new restaurants annually, generally composed of one Del Frisco’s and five to seven Sullivan’s and/or Grilles, with new openings of our Grille concept likely serving as the primary driver of new unit growth in the near term. In 2015, we opened a Del Frisco’s in Orlando, Florida as well as Grilles in The Woodlands, Texas,  Plano, Texas,  Stamford, Connecticut,  Little Rock, Arkansas,  Hoboken, New Jersey and Cherry Creek,  Colorado.  In 2016 we expect to open two to three Grilles and relocate one Del Frisco’s. For the opening of a new restaurant, we measure our cash investment costs net of landlord contributions and equipment financing, but including pre-opening costs. We target average cash investment costs of $7.0 million to $9.0 million for a new Del Frisco’s and $3.0 million to $4.5 million for a new Sullivan’s or Grille.

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

We launched our new concept, the Grille, in the third quarter of 2011 with the opening of our New York City location. We opened a second location in Dallas, Texas in the fourth quarter of 2011.  We opened three additional locations in 2012, six locations in 2013, five locations in 2014 and locations in The Woodlands, Texas,  Plano, Texas,  Stamford, Connecticut,  Little Rock, Arkansas,  Hoboken, New Jersey and Cherry Creek,  Colorado in 2015.  We also closed two locations in Phoenix, Arizona and Palm Beach, Florida in 2015. We believe that new openings of the Grille are likely to serve as the primary driver of new unit growth in the near term. Our ability to continue to succeed with this new concept will require significant capital expenditures and management attention and is subject to certain risks in addition to those of opening a new restaurant under one of our existing concepts, including customer acceptance of and competition to that concept. If the “ramp-up” period for our Grille restaurants and for our development of concepts in general does not meet our expectations, our operating results may be adversely affected. In addition, we are targeting restaurant-level EBITDA margins of between 20% and 25% for the Grille. However, because we face new challenges at the Grille as we enter new markets, we cannot provide any assurance that our operating margins will achieve these levels. As a result, we may need to adjust our pricing and menu offering strategies. We may not be successful enough to recoup our investments in the concept. There can be no assurance that we will be successful in further developing and growing the Grille or in developing and growing any other new concept to a point where it will become profitable or generate positive cash flow or that it will prove to be a platform for future expansion. We may not be able to attract enough customers to meet targeted levels of performance at new restaurants because potential customers may be unfamiliar with our concepts or the atmosphere or menu might not appeal to them. Some Grille locations may even operate at a loss, which could have a material adverse effect on our overall operating results. In addition, while we have not experienced this thus far, opening a new restaurant concept such as a Grille in an existing market could reduce the revenue of our existing restaurants in that market. If we cannot successfully execute our growth strategies for the Grille, or if customer traffic generated by the Grille results in a decline in customer traffic at one of our other restaurants in the same market, our business and results of operations may be adversely affected.

Our growth, including the continued development of the Grille, may strain our infrastructure and resources, which could delay the opening of new restaurants and adversely affect our ability to manage our existing restaurants.

We plan to continue new restaurant growth, including the continued development and promotion of the Grille. We believe there are opportunities to open six to eight restaurants annually, generally composed of one Del Frisco’s and five to seven Sullivan’s and/or Grilles, with new openings of our Grille concept likely serving as the primary driver of new unit growth in the near term. During 2016 we expect to open two to three Grilles and relocate one Del Frisco’s.  We typically target an average cash investment of approximately $7.0 million to $9.0 million per restaurant for a Del Frisco’s restaurant and $3.0 million to $4.5 million for a Sullivan’s or a Grille, in each case net of landlord contributions and equipment financing and including pre-opening costs. In addition to new openings, we also may “refresh” a number of our Del Frisco’s and Sullivan’s locations to, among other things, add additional seating, further grow our private dining business and add patio seating. During 2015, we completed the refresh of one Sullivan’s. Looking forward, we expect to complete two to four refreshes each year at an approximate cost of $0.5 million per location. This growth and these investments will increase our operating complexity and place increased demands on our management as well as our human resources, purchasing and site management teams. While we have committed significant resources to expanding our current restaurant management systems, financial and management controls and information systems in connection with our recent growth, if this infrastructure is insufficient to support this expansion, our ability to open new restaurants, including the continued development and promotion of the Grille, and to manage our existing restaurants, including the expansion of our private dining business, would be adversely affected. If we fail to continue to improve our infrastructure or if our improved infrastructure fails, we may be unable to implement our growth strategy or maintain current levels of operating performance in our existing restaurants.

Our New York Del Frisco’s location represents a significant portion of our revenues, and any significant downturn in its business or disruption in the operation of this location could harm our business, financial condition and results of operations.

Our New York Del Frisco’s location represented approximately 14%, 13% and 12% of our revenues in 2013, 2014 and 2015, respectively. Accordingly, we are susceptible to any fluctuations in the business at our New York Del Frisco’s location, whether as a result of adverse economic conditions, negative publicity, changes in customer preferences or for other reasons. In addition, any natural disaster, prolonged inclement weather, act of terrorism or national emergency, accident, system failure or other unforeseen event in or around New York City could result in a temporary or permanent closing of this location, could influence potential customers to avoid this geographic region or this location in particular or otherwise lead to a decrease in revenues. Any significant interruption in the operation of this location or other reduction in sales could adversely affect our business and results of operations.

Negative customer experiences or negative publicity surrounding our restaurants or other restaurants could adversely affect sales in one or more of our restaurants and make our brands less valuable.

The quality of our food and our restaurant facilities are two of our competitive strengths. Therefore, adverse publicity, whether or not accurate, relating to food quality, public health concerns, illness, safety, injury or government or industry findings concerning our restaurants, restaurants operated by other foodservice providers or others across the food industry supply chain could affect us more than it would other restaurants that compete primarily on price or other factors. A restaurant in Louisville, Kentucky has the right to use, and uses, a specific registration of the Del Frisco’s name pursuant to a concurrent use agreement, as described in greater detail in “Business—Intellectual Property.” We do not own or control the Louisville restaurant, but any adverse publicity relating to those operations could negatively affect us. In addition, although we would not be legally liable for any such failure, because the Louisville restaurant operates under one of our brand names, we may be subject to litigation as a result of the restaurant’s failure to comply with food quality, preparation or other applicable rules and regulations. If customers perceive or experience a reduction in our food quality, service or ambiance or in any way believe we have failed to deliver a consistently positive experience, the value and popularity of one or more of our concepts could suffer. Any shifts in consumer preferences away from the kinds of food we offer, particularly beef, whether because of dietary or other health concerns or otherwise, would make our restaurants less appealing and could reduce customer traffic and/or impose practical limits on pricing.

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

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs, which have a substantial effect on our total costs. For example, we purchase large quantities of beef, particularly USDA prime beef and premium choice beef. Our beef costs represented approximately 33%, 34% and 34% of our food and beverage costs during 2013, 2014 and 2015, respectively, and we currently do not purchase beef pursuant to any long-term contractual arrangements with fixed pricing or use futures contracts or other financial risk management strategies to reduce our exposure to potential price fluctuations. The market for USDA prime beef and premium choice beef is particularly volatile and is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. For example, during 2011 and 2012, beef costs were impacted by (i) the summer drought in Texas and Oklahoma, (ii) the price of corn, (iii) the entrance of major supermarkets into the USDA choice beef market and (iv) new free trade agreements increasing exports. Although we currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations, from time to time, we may opportunistically enter into fixed price beef supply contracts or contracts for other food products or consider other risk management strategies with regard to our meat and other food costs to minimize the impact of potential price fluctuations. This practice could help stabilize our food costs during times of fluctuating prices, although there can be no assurances that this will occur. However, because our restaurants feature USDA prime beef and premium choice beef, we generally expect to purchase these types of beef even if we have not entered into any such arrangements and the price increased significantly. The prices of other commodities can affect our costs as well, including corn and other grains, which are ingredients we use regularly and are also used as cattle feed and therefore affect the price of beef. Energy prices can also affect our bottom line, as increased energy prices may cause increased transportation costs for beef and other supplies, as well as increased costs for the utilities required to run each restaurant. Historically we have passed increased commodity and other costs on to our customers by increasing the prices of our menu items. While we believe these price increases did not historically affect our customer traffic, there can be no assurance additional price increases would not affect future customer traffic. If prices increase in the future and we are unable to anticipate or mitigate these increases, or if there are shortages for USDA Prime beef and premium choice beef, our business and results of operations would be adversely affected.

We depend upon frequent deliveries of food and other supplies, in most cases from a limited number of suppliers, which subjects us to the possible risks of shortages, interruptions and price fluctuations.

Our ability to maintain consistent quality throughout our restaurants depends in part upon our ability to acquire fresh products, including USDA prime beef and premium choice beef, fresh seafood, quality produce and related items from reliable sources in accordance with our specifications. In addition, we rely on one or a limited number of suppliers for certain ingredients. For example, Stock Yards, a division of U.S. Foods, Inc.,  is the primary supplier of the beef for all of our restaurants and has been so since June 2009. This dependence on one or a limited number of suppliers, as well as the limited number of alternative suppliers of USDA prime beef and premium choice beef and quality seafood, subjects us to the possible risks of shortages, interruptions and price fluctuations in beef and seafood. If any of our suppliers is unable to obtain financing necessary to operate its business or its business is otherwise adversely affected, does not perform adequately or otherwise fails to distribute products or supplies to our restaurants, or terminates or refuses to renew any contract with us, particularly with respect to one of the suppliers on which we rely heavily for specific ingredients, we may be unable to find an alternative supplier in a short period of time or if we can, it may not be on acceptable terms. Our inability to replace our suppliers in a short period of time on acceptable terms could increase our costs or cause shortages at our restaurants that may cause us to remove certain items from a menu, increase the price of certain offerings or temporarily close a restaurant, which could adversely affect our business and results of operations.

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

Occasionally, our customers file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to one of our restaurants, including actions seeking damages resulting from food-borne illness and relating to notices with respect to chemicals contained in food products required under state law. We are also subject to a variety of other claims from third parties arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal and state laws. In addition, our restaurants are subject to state “dram shop” or similar laws which generally allow a person to sue us if that person was injured by a legally intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their customers. In addition, we may also be subject to lawsuits from our employees or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants.

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

Government regulation can also affect customer traffic at our restaurants. A number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information. For example, the PPACA establishes a uniform, federal requirement for restaurant chains with 20 or more locations operating under the same trade name and offering substantially the same menus to post nutritional information on their menus, including the total number of calories. The law also requires such restaurants to provide to consumers, upon request, a written summary of detailed nutritional information, including total calories and calories from fat, total fat, saturated fat, cholesterol, sodium, total carbohydrates, complex carbohydrates, sugars, dietary fiber, and total protein in each serving size or other unit of measure, for each standard menu item. The FDA is also permitted to require additional nutrient disclosures, such as trans-fat content. In 2015 our Grille concept became subject to the requirements to post nutritional information on our menus or in our restaurants because we now operate 20 Grille locations. The compliance deadline is December 1, 2016 and we intend to comply with these requirements before the deadline. Our compliance with the PPACA or other similar laws to which we may become subject could reduce demand for our menu offerings, reduce customer traffic and/or reduce average revenue per customer, which would have an adverse effect on our revenue. Any reduction in customer traffic related to these or other government regulations could affect revenues and adversely affect our business and results of operations.

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

In addition, we have a substantial number of hourly employees who are paid wage rates at or based on the federal or state minimum wage and who rely on tips as a large portion of their income. Any changes in the city, state, or federal laws affecting the wages we pay our employees, including an increase in the minimum wage, such as the 18% increase in the minimum wage on January 1, 2016 in Seattle, Washington to $13.00 per hour or the 11% increase in minimum wage in California to $9.00, could increase our costs and have a material adverse impact on our results of operations. Certain other states in which we operate restaurants have adopted or are considering adopting minimum wage statutes that exceed the federal minimum wage as well. We may be unable or unwilling to increase our prices in order to pass these increased labor costs on to our customers, in which case, our business and results of operations could be adversely affected.

We occupy most of our restaurants under long-term non-cancelable leases for which we may remain obligated to perform under even after a restaurant closes, and we may be unable to renew leases at the end of their terms. We also guarantee three leases with third parties for former affiliates of Lone Star Fund.

All but two of our restaurants are located in leased premises. Many of our current leases are non-cancelable and typically have terms ranging from five to 15 years with renewal options for terms ranging from five to 10 years. We believe that leases that we enter into in the future will be on substantially similar terms. If we were to close or fail to open a restaurant at a location we lease, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. For example, in 2015 we paid $3.1 million to exit two Grille leases. Our obligation to continue making rental payments and fulfilling other lease obligations in respect of leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we cannot renew such a lease we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks. We also guarantee three leases entered into by various operating subsidiaries of Lone Star Steakhouse & Saloon that were entered into by certain of the Casual Dining Companies prior to the acquisition of Lone Star Steakhouse and Saloon by Lone Star Fund, which is discussed in greater detail in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” At December 29, 2015, the maximum potential amount of future lease payments we could be required to make as a result of the guarantees was $0.2 million. The entities that are party to these leases are not controlled or managed by us. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. If we are required to make payments under one of our leases after a restaurant closes or one of the leases that we guarantee, or if we are unable to renew our restaurant leases, our business and results of operations could be adversely affected.

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

Payments under our operating leases account for a significant portion of our operating expenses and we expect the new restaurants we open in the future will similarly be leased by us. Specifically, payments under our operating leases accounted for 12.8%, 13.4% and 13.2% of our restaurant operating expenses in 2013, 2014 and 2015, respectively. Our substantial operating lease obligations could have significant negative consequences, including:

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

We currently have a credit facility that provides for a revolving loan of up to $30.0 million. There were $4.5 million in outstanding borrowings under this facility at December 29, 2015. We may incur substantial additional indebtedness in the future. Our credit facility, and other debt instruments we may enter into in the future, may have important consequences to us, including the following:

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

Our credit facility limits our ability to engage in these types of transactions even if we believed that a specific transaction would contribute to our future growth or improve our operating results. Our credit facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Specifically, these covenants require that we have a fixed charge coverage ratio of greater than 2.00 and a leverage ratio of less than 1.00. As of December 29, 2015, we were in compliance with these tests. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these provisions or our inability to comply with required financial ratios in our credit facility could result in a default under the credit facility in which case the lenders will have the right to declare all borrowings to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with the terms of the credit facility and the lenders accelerate the amounts outstanding under the credit facility our business and results of operations would be adversely affected.

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

We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our restaurants. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could subject us to litigation or actions by regulatory authorities. In addition, the majority of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information of their customers has been stolen. If this or another type of breach occurs at one of our restaurants, we may become subject to negative publicity as well as lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our customers’ credit or debit card information. Although we employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption and intend to maintain and upgrade our security technology and operational procedures to prevent such damage, breaches or other disruptive problems, there can be no assurance that these security measures will be successful. Any such claim, proceeding or action by a regulatory authority, or any adverse publicity resulting from these allegations, could adversely affect our business and results of operations.

We expect to issue options, restricted stock and other forms of stock-based compensation in the future, which have the potential to dilute stockholder value and cause the price of our common stock to decline.

As of December 29, 2015, we had options outstanding to purchase 1,221,100 shares of common stock under our equity incentive plan, 714,600 of which have vested and are currently exercisable and restricted stock outstanding of 90,379 shares of common stock. In addition, we expect to offer stock options, restricted stock and other forms of stock-based compensation to our directors, officers and employees in the future. If the options that we issue are exercised, or any restricted stock or other rewards that we may issue vests, and those shares are sold into the public market, the market price of our common stock may decline. In addition, the availability of shares of common stock for award under our equity incentive plan, or the grant of stock options, restricted stock or other forms of stock-based compensation, may adversely affect the market price of our common stock.

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

Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of NASDAQ listing rules, and result in a breach of the covenants under our financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in the price of our common stock.

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

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, the FASB, together with the International Accounting Standards Board, has issued a comprehensive set of changes in accounting for leases. The lease accounting model is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rent payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. All of our restaurant leases are accounted for as operating leases, with no related assets and liabilities on our balance sheet. However, changes in lease accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change could have a significant effect on our reported financial results.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Properties

We currently operate 50 restaurants across 23 states and the District of Columbia. We currently lease all of our restaurants, except for two Del Frisco’s restaurants. The majority of our leases provide for minimum annual rents with some containing percentage-of-sales rent provisions, against which the minimum rent may be applied. Typically, our lease terms are five to 15 years at initiation, with two to four five-year extension options. None of our restaurant leases can be terminated early by the landlord other than as is customary in the context of a breach or default under the applicable lease.

Opening Date	City	State	Lease/Own
Del Frisco’s Double Eagle Steak House
September 1995	Dallas	Texas	Own
April 1996	Ft. Worth	Texas	Lease
January 1997	Denver	Colorado	Lease
March 2000	New York	New York	Lease
July 2000	Las Vegas	Nevada	Lease
May 2007	Charlotte	North Carolina	Lease
November 2007	Houston	Texas	Lease
November 2008	Philadelphia	Pennsylvania	Lease
April 2011	Boston	Massachusetts	Lease
December 2012	Chicago	Illinois	Lease
September 2014	Washington D.C.		Lease
August 2015	Orlando	Florida	Own

Del Frisco’s Grille
August 2011	New York	New York	Lease
November 2011	Dallas	Texas	Lease
July 2012	Washington D.C.		Lease
October 2012	Atlanta	Georgia	Lease
March 2013	Houston	Texas	Lease
July 2013	Santa Monica	California	Lease
October 2013	Fort Worth	Texas	Lease
December 2013	Chestnut Hill	Massachusetts	Lease
December 2013	Southlake	Texas	Lease
June 2014	Burlington	Massachusetts	Lease
August 2014	Irvine	California	Lease
September 2014	N. Bethesda	Maryland	Lease
November 2014	Tampa	Florida	Lease
December 2014	Pasadena	California	Lease
May 2015	The Woodlands	Texas	Lease
June 2015	Plano	Texas	Lease
August 2015	Stamford	Connecticut	Lease
September 2015	Little Rock	Arkansas	Lease
September 2015	Hoboken	New Jersey	Lease
November 2015	Cherry Creek	Colorado	Lease

Sullivan’s Steakhouse
May 1996	Austin	Texas	Lease
November 1996	Indianapolis	Indiana	Lease
October 1997	Baton Rouge	Louisiana	Lease
December 1997	Wilmington	Delaware	Lease (1)
January 1998	Charlotte	North Carolina	Lease
July 1998	Houston	Texas	Lease
September 1998	Anchorage	Alaska	Lease
September 1998	King of Prussia	Pennsylvania	Lease
December 1998	Naperville	Illinois	Lease
January 1999	Palm Desert	California	Lease
June 1999	Chicago	Illinois	Lease
August 1999	Raleigh	North Carolina	Lease

Opening Date	City	State	Lease/Own
Sullivan’s Steakhouse (cont.) December 2000	Tucson	Arizona	Lease
July 2007	Omaha	Nebraska	Lease
July 2008	Leawood	Kansas	Lease
November 2008	Lincolnshire	Illinois	Lease
February 2009	Baltimore	Maryland	Lease
June 2010	Seattle	Washington	Lease

(1)	Current lease term expires November 30, 2016. We are currently negotiating an extension.

Our corporate headquarters is located in Southlake, Texas. We lease the property for our corporate headquarters.

Item 3.	Legal Proceedings

We are subject to various claims and legal actions, including class actions, arising in the ordinary course of business from time to time, including claims related to food quality, personal injury, contract matters, health, wage and employment and other issues. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, management believes that adequate provisions have been made and that the ultimate outcomes will not have a material adverse effect on our financial position and results of operations.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder matters and Issuer Purchases of Equity Securities

Information Regarding our Common Stock

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “DFRG” and registered under Section 12 of the Exchange Act since July 27, 2012, the date of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as quoted by the Nasdaq Global Select Market.

	High	Low
2015
First Quarter (December 31, 2014 – March 24, 2015)	$25.95	$17.87
Second Quarter (March 25, 2015 – June 16, 2015)	$22.48	$18.30
Third Quarter (June 17, 2015 – September 8, 2015)	$19.18	$13.73
Fourth Quarter (September 9, 2015 – December 29, 2015)	$16.42	$12.25
2014
First Quarter (January 1, 2014 – March 25, 2014)	$29.22	$21.56
Second Quarter (March 26, 2014 – June 17, 2014)	$29.61	$24.62
Third Quarter (June 18, 2014 – September 9, 2014)	$28.21	$20.30
Fourth Quarter (September 10, 2014 – December 30, 2014)	$24.69	$18.81

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

The closing sale price of a share of our common stock, as reported by the Nasdaq Global Select Market, on March 1, 2016, was $16.48. As of March 1, 2016, there were three holders of record of our common stock, not including beneficial owners of shares registered in nominee or street name.

Performance Graph

The following table and graph shows the cumulative total stockholder return on the Company’s Common Stock with the S&P 500 Stock Index, the S&P Small Cap 600 Index and the Dow Jones U.S. Restaurants & Bars Index, in each case assuming an initial investment of $100 on July 27, 2012 and full dividend reinvestment.

CUMULATIVE TOTAL RETURN

Assuming an investment of $100 and reinvestment of dividends

	7/27/2012	12/24/2012	12/31/2013	12/30/2014	12/29/2015
Del Frisco's Restaurant Group, Inc.	$ 100.00	$ 117.92	$ 181.31	$ 180.38	$ 124.54
S&P 500 Stock Index	$ 100.00	$ 102.94	$ 133.36	$ 150.10	$ 149.96
S&P SmallCap 600 Index	$ 100.00	$ 106.24	$ 149.12	$ 156.86	$ 154.02
Dow Jones U.S. Restaurants & Bars Index	$ 100.00	$ 101.95	$ 127.66	$ 132.15	$ 159.38

The stock performance graph should not be deemed filed or incorporated by reference into any other filing made by us under the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate the stock performance graph by reference in another filing.

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

The following table sets forth certain of our historical financial data. We have derived the selected historical consolidated financial data for fiscal years 2011 through 2015 from our audited financial statements and the related notes. Not all periods shown below are discussed in this Annual Report on Form 10-K. You should read this information together with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future performance.

	Fiscal Year Ended (1)
	December 27,	December 25,	December 31,	December 30,	December 29,
	2011	2012	2013	2014	2015
Income Statement Data:
Revenues	$198,625	$232,435	$271,806	$301,805	$331,612
Costs and expenses:
Costs of sales	60,743	71,093	82,209	90,990	95,963
Restaurant operating expenses	86,311	100,143	121,825	137,695	156,337
Marketing and advertising costs	4,246	4,682	5,663	6,169	7,745
Pre-opening costs	3,018	4,058	3,758	4,735	5,228
General and administrative	10,640	13,449	17,421	20,537	23,111
Lease termination and closing costs	—	—	—	—	1,386
Management and accounting fees paid to related party	3,399	1,252	—	—	—
Asset advisory agreement termination fee	—	3,000	—	—	—
Secondary public offering costs	—	—	1,024	5	—
Public offering transaction bonuses	—	1,462	8,355	—	—
Non-cash impairment charges	—	—	2,360	3,536	3,248
Depreciation and amortization	6,998	8,675	11,300	13,598	16,776
Operating income	23,270	24,621	17,891	24,540	21,818
Other income (expense), net:
Interest expense-other	(6,355)	(2,920)	(72)	(113)	(77)
Write-off of debt issuance costs	(2,501)	(1,649)	—	—	—
Other, net	(114)	113	(51)	(107)	(236)
Income from continuing operations before income taxes	14,300	20,165	17,768	24,320	21,505
Income tax expense	4,653	5,592	5,556	7,723	5,507
Income from continuing operations	$9,647	$14,573	$12,212	$16,597	$15,998
Discontinued operations, net of income tax benefit	(674)	(819)	—	—	—
Net income	$8,973	$13,754	$12,212	$16,597	$15,998
Basic net income (loss) per common share (2):
Continuing operations	$0.54	$0.71	$0.51	$0.71	$0.68
Discontinued operations	(0.04)	(0.04)	—	—	—
Basic net income per share	$0.50	$0.67	$0.51	$0.71	$0.68
Diluted net income (loss) per common share (2):
Continuing operations	$0.54	$0.71	$0.51	$0.70	$0.68
Discontinued operations	(0.04)	(0.04)	—	—	—
Diluted net income per share	$0.50	$0.67	$0.51	$0.70	$0.68
Weighted average shares used in computing net income (loss) per common share (2):
Basic	17,994,667	20,432,57920,432,579	23,779,782	23,517,883	23,380,085
Diluted	17,994,667	20,432,57920,432,579	23,852,200	23,740,318	23,517,288

	December 27,	December 25,	December 31,	December 30,	December 29,
	2011	2012	2013	2014	2015
Balance Sheet Data (at end of period):
Cash and cash equivalents	$14,119	$10,763	$13,674	$3,520	$5,176
Working capital (deficit) (3)	2,940	(755)	8,048	(2,106)	(6,626)
Total assets	234,274	258,385	288,651	319,666	350,419
Total debt	70,000	—	—	—	4,500
Total stockholders' equity	95,872	177,901	196,783	210,983	227,699

	Fiscal Year Ended (1)
	December 27,	December 25,	December 31,	December 30,	December 29,
	2011	2012	2013	2014	2015
Other Financial Data:
Net cash provided by operating activities	$28,503	$30,968	$29,392	$42,766	$45,868
Net cash used in investing activities	(7,151)	(32,173)	(31,462)	(47,956)	(46,530)
Net cash provided by (used in) financing activities	(11,390)	(2,151)	4,981	(4,964)	2,318
Capital Expenditures	20,063	33,635	31,326	47,491	46,150
Adjusted EBITDA (4)	36,415	43,068	44,688	46,414	48,456
Adjusted EBITDA Margin (5)	18.3%	18.5%	16.4%	15.4%	14.6%
Restaurant-level EBITDA (4)	47,325	56,517	62,109	66,951	71,567
Restaurant-level EBITDA Margin (6)	23.8%	24.3%	22.9%	22.2%	21.6%

Operating Data:
Total Restaurants (at end of period)	30	34	40	46	50
Total comparable restaurants (at end of period) (7)	26	28	30	35	37
Average sales per comparable restaurant	$6,802	$7,457	$7,622	$7,563	$7,396
Percentage change in comparable restaurant sales (7)	11.2%	4.2%	1.3%	1.9%	(0.6)%

(1)

We utilize a 52- or 53-week accounting period which ends on the last Tuesday of December. The fiscal year ended December 31, 2013 had 53 weeks. The fiscal years ended December 27, 2011, December 25, 2012, December 30, 2014 and December 29, 2015 each had 52 weeks.

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
(4)

Adjusted EBITDA and restaurant-level EBITDA are metrics used by management to measure operating performance. Adjusted EBITDA represents net income before interest, taxes, and depreciation and amortization, plus the sum of certain non-operating expenses, including pre-opening costs, management fees and expenses, asset advisory agreement termination fees, non-cash impairment charges, lease termination and closing costs, third-party lease guarantee payments, public offering transaction bonuses and secondary public offering costs. Restaurant-level EBITDA represents net income before interest, taxes and depreciation and amortization, plus the sum of certain non-operating expenses, including pre-opening costs, management fees and expenses, asset advisory agreement termination fees, non-cash impairment charges, lease termination and closing costs, third-party lease guarantee payments, public offering transaction bonuses, secondary public offering costs and general and administrative expenses.

The following table presents a reconciliation of adjusted EBITDA and restaurant-level EBITDA to net income:

	Fiscal Year Ended (1)
	December 27,	December 25,	December 31,	December 30,	December 29,
	2011	2012	2013	2014	2015
Income from continuing operations	$9,647	$14,573	$12,212	$16,597	$15,998
Income tax expense	4,653	5,592	5,556	7,723	5,507
Interest income	(16)	(9)	(3)	(1)	(1)
Interest expense-other	6,355	2,920	72	113	77
Non-cash impairment charges	—	—	2,360	3,536	3,248
Write-off of debt issuance costs	2,501	1,649	—	—	—
Depreciation and amortization	6,998	8,675	11,300	13,598	16,776
Pre-opening costs	3,018	4,058	3,758	4,735	5,228
Lease guarantee payments and other	130	(104)	54	108	237
Lease termination and closing costs	—	—	—	—	1,386
Management fees and expenses (a)	3,129	1,252	—	—	—
Asset advisory agreement termination fee	—	3,000	—	—	—
Secondary public offering costs	—	—	1,024	5	—
Public offering transaction bonuses	—	1,462	8,355	—	—
Adjusted EBITDA	$36,415	$43,068	$44,688	$46,414	$48,456
General and administrative	10,640	13,449	17,421	20,537	23,111
Related party shared services fees	270	—	—	—	—
Restaurant-level EBITDA	$47,325	$56,517	$62,109	$66,951	$71,567

(a)

Includes asset management fees and expenses paid to an affiliate of Lone Star Fund pursuant to our asset advisory agreement which was terminated in 2012 in connection with our initial public offering, but excludes amounts paid to another affiliate of Lone Star Fund for accounting, administrative and management services under a separate shared services agreement, which is referred to as the related party shared services fee.

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

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Del Frisco’s Restaurant Group develops, owns and operates three contemporary, high-end, complementary restaurants: Del Frisco’s Double Eagle Steak House, Sullivan’s Steakhouse, and Del Frisco’s Grille. We currently operate 50 restaurants in 23 states and the District of Columbia. Of the 50 restaurants we operated as of the end of the period covered by this report, there are 12 Del Frisco’s restaurants, 18 Sullivan’s restaurants and 20 Grille restaurants. During 2015, we opened a Del Frisco’s in Orlando, Florida as well as Grilles in The Woodlands, Texas,  Plano, Texas,  Stamford, Connecticut,  Little Rock, Arkansas,  Hoboken, New Jersey and Cherry Creek,  Colorado. We also closed one Sullivan’s location in Denver, Colorado and two Grille locations in Palm Beach, Florida and Phoenix, Arizona.

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

We believe there are opportunities to open six to eight restaurants annually, generally composed of one Del Frisco’s and five to seven Sullivan’s and/or Grilles, with new openings of our Grille concept likely serving as the primary driver of new unit growth in the near term. During 2016 we expect to open two to three Grilles and relocate one Del Frisco’s. See Item 1, Business for a discussion of our targeted average cash investment for each concept and other information regarding the opening of a new location.

Performance Indicators. We use the following key metrics in evaluating the performance of our restaurants:

•

Comparable Restaurant Sales. We consider a restaurant to be comparable during the first full fiscal period following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 35 and 37 restaurants at December 30, 2014 and December 29, 2015, respectively.

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

•

Adjusted EBITDA Margin. Adjusted EBITDA margin represents net income before interest, taxes and depreciation and amortization plus the sum of certain non-operating expenses, including pre-opening costs, non-cash impairment charges, lease termination and closing costs, third-party lease guarantee payments, public offering transaction bonuses and secondary public offering costs, as a percentage of our revenues. By monitoring and controlling our adjusted EBITDA margins, we can gauge the overall profitability of our company. See Item 6, Selected Financial Data for additional information on adjusted EBITDA margin.

•

Restaurant-Level EBITDA Margin. Restaurant-level EBITDA margin represents net income before interest, taxes and depreciation and amortization plus the sum of certain non-operating expenses, including pre-opening costs, non-cash impairment charges, lease termination and closing costs, third-party lease guarantee payments, public offering transaction bonuses, secondary public offering costs and general and administrative expenses, as a percentage of our revenues. By monitoring and controlling our restaurant-level EBITDA margins, we can gauge the overall profitability of our core restaurant operations. See Item 6, Selected Financial Data and note 13 in the notes to our consolidated financial statements for additional information on restaurant-level EBITDA margin.

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

Key Financial Definitions

Revenues. Revenues consist primarily of food and beverage sales at our restaurants, net of any discounts, such as management meals and employee meals, associated with each sale. Additionally, revenues are net of the cost of loyalty points earned associated with sales made to customers in our loyalty program. In 2015, food comprised 68% of food and beverage sales with beverage comprising the remaining 32%. Revenues are directly influenced by the number of operating weeks in the relevant period and comparable restaurant sales growth. Comparable restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. Comparable restaurant sales growth is primarily influenced by the number of customers eating in our restaurants, which is influenced by the popularity of our menu items, competition with other restaurants in each market, our customer mix and our ability to deliver a high quality dining experience, and the average check, which is driven by menu mix and pricing.

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

Restaurant Operating Expenses. We measure restaurant operating expenses as a percentage of revenues. Restaurant operating expenses include the following:

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

Results of Operations

The following table sets forth certain statements of income data for the periods indicated:

	Fiscal Year Ended
	December 31,		December 30,		December 29,
	2013		2014		2015
Revenues	$271,806	100.0%	$301,805	100.0%	$331,612	100.0%
Costs and expenses:
Costs of sales	82,209	30.2%	90,990	30.1%	95,963	28.9%
Restaurant operating expenses	121,825	44.8%	137,695	45.6%	156,337	47.1%
Marketing and advertising costs	5,663	2.1%	6,169	2.0%	7,745	2.3%
Pre-opening costs	3,758	1.4%	4,735	1.6%	5,228	1.6%
General and administrative costs	17,421	6.4%	20,537	6.8%	23,111	7.0%
Lease termination and closing costs	—	-	—	-	1,386	0.4%
Secondary public offering costs	1,024	0.4%	5	-	—	-
Public offering transaction bonuses	8,355	3.1%	—	-	—	-
Non-cash impairment charges	2,360	0.9%	3,536	1.2%	3,248	1.0%
Depreciation and amortization	11,300	4.2%	13,598	4.4%	16,776	5.1%
Operating income	17,891	6.5%	24,540	8.3%	21,818	6.6%

Other income (expense), net:
Interest expense	(72)	-	(113)	-	(77)	-
Other, net	(51)	-	(107)	-	(236)	(0.1%)
Income before income taxes	17,768	6.5%	24,320	8.3%	21,505	6.5%
Income tax expense	5,556	2.0%	7,723	2.7%	5,507	1.7%
Net Income	$12,212	4.5%	$16,597	5.6%	$15,998	4.8%

Fiscal Year Ended December 29, 2015 (52 weeks) Compared to Fiscal Year Ended December 30, 2014 (52 weeks)

The following tables show our operating results by operating segment, as well as our operating results as a percentage of revenues, for the fiscal years ended December 29, 2015 and December 30, 2014.

	Fiscal Year Ended December 29, 2015
	Del Frisco's		Sullivan's		Grille		Consolidated

	(dollars in thousands)
Revenues	$161,809	100.0%	$78,983	100.0%	$90,820	100.0%	$331,612	100.0%
Costs and expenses:
Cost of sales	48,479	30.0%	23,703	30.0%	23,781	26.2%	95,963	28.9%
Restaurant operating expenses	64,687	40.0%	39,866	50.5%	51,784	57.0%	156,337	47.1%
Marketing and advertising costs	2,806	1.7%	2,344	3.0%	2,595	2.9%	7,745	2.3%
Restaurant-level EBITDA	45,837	28.3%	13,070	16.5%	12,660	13.9%	71,567	21.6%
Pre-opening costs							5,228	1.6%
General and administrative							23,111	7.0%
Lease termination and closing costs							1,386	0.4%
Secondary public offering costs							—	0.0%
Non-cash impairment charges							3,248	1.0%
Depreciation and amortization							16,776	5.1%
Operating income							$21,818	6.6%

	Fiscal Year Ended December 30, 2014
	Del Frisco's		Sullivan's		Grille		Consolidated

	(dollars in thousands)
Revenues	$151,142	100.0%	$80,911	100.0%	$69,752	100.0%	$301,805	100.0%
Costs and expenses:
Cost of sales	47,502	31.4%	24,166	29.9%	19,322	27.7%	90,990	30.2%
Restaurant operating expenses	58,275	38.6%	40,908	50.6%	38,512	55.2%	137,695	45.6%
Marketing and advertising costs	2,419	1.6%	2,388	2.9%	1,362	2.0%	6,169	2.0%
Restaurant-level EBITDA	42,946	28.4%	13,449	16.6%	10,556	15.1%	66,951	22.2%
Pre-opening costs							4,735	1.6%
General and administrative							20,537	6.8%
Secondary public offering costs							5	0.0%
Non-cash impairment charges							3,536	1.2%
Depreciation and amortization							13,598	4.5%
Operating income							$24,540	8.1%

Revenues. Consolidated revenues increased $29.8 million, or 9.9%, to $331.6 million in 2015 from $301.8 million in 2014. This increase was due to 321 net additional operating weeks resulting from one Del Frisco’s and six Grille openings in 2015 and the full year impact of one Del Frisco’s and five Grille openings in 2014. This increase was partially offset by the closing of one Sullivan’s location in Denver, Colorado and two Grille locations in Palm Beach, Florida and Phoenix, Arizona and by a  0.6% decrease in total comparable restaurant sales comprised of a 2.6% decrease in customer counts partially offset by a 2.0% increase in average check.

Del Frisco’s revenues increased $10.7 million, or 7.1%, to $161.8 million in 2015 from $151.1 million in 2014. This increase was primarily due to 57 additional operating weeks resulting from the Orlando, Florida Del Frisco’s opening in August 2015 and the full year impact of the Washington DC Del Frisco’s which opened in September 2014 as well as a  0.1% increase in total comparable restaurant sales comprised of a 2.9% increase in average check partially offset by a 2.8% decrease in customer counts.

Sullivan’s revenues decreased $1.9 million, or 2.4%, to $79.0 million in 2015 from $80.9 million in 2014. This decrease was primarily due to the closing of the Sullivan’s location in Denver, Colorado in May 2015. This decrease was partially offset by a  0.2%  increase in total comparable restaurant sales comprised of a 3.4% increase in average check, partially offset by a 3.2% decrease in customer counts.

The Grille’s revenues increased $21.0 million, or 30.2%, to $90.8 million in 2015 from $69.8 million in 2014. This increase was provided by 294 net additional operating weeks resulting from six Grille openings during 2015 and five Grille openings during 2014 which was partially offset by a  4.1% decrease in total comparable restaurant sales comprised of a 2.5%  decrease in average check and a 1.6% decrease in customer counts as well as the closure of two Grille locations in Palm Beach, Florida and Phoenix, Arizona.

Cost of Sales. Consolidated cost of sales increased $5.0 million, or 5.5%, to $96.0 million in 2015 from $91.0 million in 2014. This increase was primarily due to an additional 321 net operating weeks in 2015 as compared to 2014 from one Del Frisco’s and six Grille openings during 2015 and the full year impact of one Del Frisco’s and five Grille openings during 2014, partially offset by the closing of one Sullivan’s location in Denver, Colorado and two Grille locations in Palm Beach, Florida and Phoenix, Arizona. As a percentage of consolidated revenues, consolidated cost of sales decreased to 28.9% in 2015 from 30.2% in 2014.

As a percentage of revenues, Del Frisco’s cost of sales decreased to 30.0% during 2015 from 31.4% in 2014. This decrease in cost of sales, as a percentage of revenues, was primarily due to lower wine cost and protein costs, primarily for our prime beef and seafood.

As a percentage of revenues, Sullivan’s cost of sales increased to 30.0% during 2015 from 29.9% in 2014.  This increase in cost of sales, as a percentage of revenues, was primarily due to higher beef, liquor and wine costs partially offset by lower seafood and dairy costs.

As a percentage of revenues, the Grille’s cost of sales decreased to 26.2% during 2015 from 27.7% in 2014. This decrease in cost of sales, as a percentage of revenues, was primarily due to lower liquor, wine and protein costs, primarily for our prime beef and seafood.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $18.6 million, or 13.5%, to $156.3 million in 2015 from $137.7 million in 2014. This increase was primarily due to an additional 321 net operating weeks in 2015 as compared to 2014 from one Del Frisco’s and six Grille opening during 2015 and the full year impact of one Del Frisco’s and five Grille openings during 2014, partially offset by the closing of a Sullivan’s location in Denver, Colorado and two Grille locations in Palm Beach, Florida and Phoenix, Arizona. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 47.1% in 2015 from 45.6% in 2014.

As a percentage of revenues, Del Frisco’s restaurant operating expenses increased to 40% during 2015 from 38.6% in 2014. This increase in restaurant operating expenses, as a percentage of revenues, was due to higher direct labor and benefits costs, operating and occupancy costs due in part to new opening inefficiencies of the Orlando, Florida location and the comparable restaurant growth insufficient to offset increases in certain expenses.

As a percentage of revenues, Sullivan’s restaurant operating expenses decreased to 50.5% during 2015 from 50.6% in 2014.  This decrease in restaurant operating expenses, as a percentage of revenues, was due to lower other restaurant operating costs, related to strategic cost savings initiatives, partially offset by higher labor cost.

As a percentage of revenues, the Grille’s restaurant operating expenses increased to 57% during 2015 from 55.2% in 2014. This increase in restaurant operating expenses, as a percentage of revenues, was due to higher occupancy and new opening inefficiencies related to the six openings in 2015 and two openings in late 2014 as well as diminished operations at the two Grille locations that closed during the fourth quarter of 2015.  Additionally, the decline in comparable restaurant sales resulted in deleveraging against certain fixed cost.

Marketing and Advertising Costs. Consolidated marketing and advertising costs increased $1.5 million, or 25.5%, to $7.7  million in 2015 from $6.2 million in 2014. As a percentage of consolidated revenues, consolidated marketing and advertising costs increased to 2.3% in 2015 from 2.0% in fiscal 2014.

As a percentage of revenues, Del Frisco’s marketing and advertising costs increased slightly to 1.7% in 2015 from 1.6% in 2014.  The increase in marketing and advertising costs, as a percentage of revenues, was primarily due to higher digital and outdoor advertising.

As a percentage of revenues, Sullivan’s marketing and advertising costs increased slightly to 3.0% in 2015 from 2.9% in 2014.  The increase in marketing and advertising costs, as a percentage of revenues, was primarily due to higher digital and outdoor advertising, partially offset by lower broadcast advertising and print media spending.

As a percentage of revenues, the Grille’s marketing and advertising costs increased to 2.9% in 2015 from 2.0% in 2014. This increase in marketing and advertising costs, as a percentage of revenues, was due to higher digital, broadcast and print media spending.

Pre-opening Costs. Pre-opening costs increased by $0.5 million to $5.2 million in 2015 from $4.7 million in 2014. One new Del Frisco’s and six new Grilles were opened in 2015 compared to one new Del Frisco’s and five new Grilles in 2014.

General and Administrative Expenses. General and administrative expenses increased $2.6 million, or 12.5%, to $23.1 million in 2015 from $20.5 million in 2014.  This increase was primarily related to additional compensation costs related to growth in the number of corporate and regional management-level personnel to support recent and anticipated growth, as well as $0.7 million in increased restaurant management training expenses. In addition, we incurred an additional $0.3 million in non-cash stock compensation expense in 2015 compared to 2014. These increases were partially offset by lower incentive compensation during 2015.  As a percentage of revenues, general and administrative expenses increased to 7.0% in 2015 from 6.8% in 2014. General and administrative costs are expected to continue to increase as a result of costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.

Lease termination and closing costs. In conjunction with the closing of the Palm Beach, Florida and Phoenix, Arizona Grilles in the fourth quarter of 2015, we incurred $1.4 million in lease termination and closing costs. No such costs were incurred in 2014.

Non-cash Impairment Charges. During the third quarter of 2015, we determined that the carrying value of our Palm Beach Grille location exceeded its estimated future cash flows and recognized a $3.2 million non-cash impairment charge. This charge was based on the difference between the carrying value of the restaurant assets and the estimated value of furniture and restaurant equipment that may be transferred to future Grille locations. During the fourth quarter of 2014, we determined that the carrying value of our Phoenix Grille’s location exceeded its estimated future cash flows and recognized a $3.5 million non-cash impairment charge. This charge was based on the difference between the carrying value of the restaurant assets and the estimated value of furniture and restaurant equipment that may be transferred to future Grille locations.

Depreciation and Amortization. Depreciation and amortization increased $3.2 million, or 23.4%, to $16.8 million in 2015 from $13.6 million in 2014. The increase in depreciation and amortization expense primarily resulted from new assets related to six restaurants opened in 2014 and seven restaurants opened in 2015, as well as for existing restaurants that were remodeled during 2014 and 2015.

Interest Expense. Interest expense decreased to $77 thousand in 2015, net of capitalized interest of $115 thousand, from $113 thousand in 2014.

Provision for Income Taxes. The effective income tax rate was 25.6% and 31.8% in 2015 and 2014, respectively.  The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, state income taxes and certain non-deductible or non-taxable expenses.  The decrease in the effective tax rate was primarily attributable to increased tax credits against a lower taxable income and the settlement of uncertain tax positions during 2015.  This decrease was partially offset by higher effective state tax rate and higher non-deductible stock compensation expense, which lowered income from continuing operations before income tax, but were not deductible for certain state and local taxes.

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

As a percentage of revenues, the Grille’s restaurant operating expenses increased to 55.2% during 2014 from 52.6% in 2013. This increase in restaurant operating expenses, as a percentage of revenues, was due primarily to new opening inefficiencies related to the five openings in 2014.

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

Additionally, in the second quarter of fiscal 2013, we determined that a deferred tax asset of $0.5 million recorded in the fourth quarter of fiscal 2012 relating to local income tax net operating loss carryforwards was not realizable, as the related net operating losses originated in years from which the carryforward period had expired.  We corrected the deferred tax asset account resulting in a non-cash $0.5 million cumulative adjustment to record additional income tax expense in the second quarter of fiscal 2013. The adjustment did not impact historical cash flows and did not impact the timing of future income tax payments. Prior years’ financial statements were not restated as the impact of these issues was immaterial to previously reported results for any individual prior year and 2012.  Partially offsetting the increase in the effective income tax rate was a higher FICA tip credit, driven by increased tips proportional to increased restaurant sales.

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

Our principal liquidity requirements are our lease obligations and our working capital and capital expenditure needs and any principal and interest obligations on our debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next several years, including costs of opening currently planned new restaurants, through cash provided by operations and existing borrowings available under our credit facility discussed below. We cannot be sure that these sources will be sufficient to finance our operations, however, and we may seek additional financing in the future. As of December 29, 2015, we had cash and cash equivalents of approximately $5.2 million.

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

Cash Flows

The following table summarizes the statement of cash flows for the fiscal years ended December 31, 2013, December 30, 2014 and December 29, 2015:

	December 31,	December 30,	December 29,
	2013	2014	2015

	(in thousands)
Net cash provided by (used in):
Operating activities	$29,392	$42,766	$45,868
Investing activities	(31,462)	(47,956)	(46,530)
Financing activities	4,981	(4,964)	2,318
Net increase (decrease) in cash and cash equivalents	$2,911	$(10,154)	$1,656

Operating Activities. Net cash flows provided by operating activities increased $3.1 million during fiscal 2015 as compared to fiscal 2014 primarily due to a $3.2 million increase in depreciation and amortization, a $1.6 million increase in cash related to income taxes, a $0.9 million net increase in cash related to inventory and other assets partially offset by a $2.0 million decrease in cash related to a decrease in accounts payable and other liabilities, and a $0.6 million decrease in net income.  Net cash flows provided by operating activities increased $13.4 million during fiscal 2014 as compared to fiscal 2013 primarily due to a $4.4 million increase in net income, a $4.2 million increase in cash related to an increase in accounts payable, a $2.3 million increase in depreciation and amortization, and a $2.0 million increase in cash related to an increase in other liabilities, partially offset by a $3.7 million decrease in cash related to income taxes. Cash flows provided by operating activities was $29.4 million in 2013 consisting primarily of net income of $12.2 million, adjustments for depreciation, amortization, deferred income taxes and other non-cash charges totaling $18.5 million, a net increase in cash of $2.9 million resulting from a decrease in lease incentives receivable and $4.6 million from an increase in other liabilities and deferred rent obligations. These cash inflows were partially offset by increases in inventories and other current assets of $4.1 million and $4.7 million resulting from decreases in accounts payable and income taxes payable.

Investing Activities. Net cash used in investing activities in 2015 was $46.5 million, consisting primarily of purchases of leasehold improvements, property and equipment. These purchases were primarily related to construction of six Grilles and one Del Frisco’s during fiscal 2015, as well as remodel activity at existing restaurants.  Net cash used in investing activities in 2014 was $48.0 million, consisting primarily of purchases of property and equipment. These purchases were primarily related to construction of five Grilles and one Del Frisco’s during fiscal 2014, as well as the purchase of a land and building site related to a 2015 opening and remodel activity at existing restaurants. Net cash used in investing activities in 2013 was $31.5 million, consisting primarily of purchases of property and equipment of $31.3 million. These purchases primarily related to construction of six Grille restaurants opened during the year, one Grille restaurant in progress and one Del Frisco’s scheduled to open in the first half of fiscal 2014, and remodel activity of existing restaurants. As a component of the remodel activity, during 2013, we completed refreshes, with varying scopes of work, of six Del Frisco’s and six Sullivan’s at an average cost of $0.4 million per location.

Financing Activities. Net cash provided by financing activities in 2015 was $2.3 million, which was comprised of $4.5 million in net proceeds from borrowings on the credit facility and $0.8 million in proceeds from the exercise of stock options, partially offset by $3.0 million in treasury stock purchases. Net cash used in financing activities in 2014 was $5.0 million, which was comprised of $6.3 million in treasury stock purchases, partially offset by $1.3 million in proceeds from the exercise of stock options. Net cash provided by financing activities in 2013 was $5.0 million, comprised primarily of the $8.2 million contribution by Wagon to pay the transaction bonuses related to the secondary public offerings that occurred in March, July and December of 2013, partially offset by $3.7 million in treasury stock purchases.

Capital Expenditures

We typically target an average cash investment of approximately $7.0 million to $9.0 million per restaurant for a Del Frisco’s restaurant and $3.0 million to $4.5 million for a Sullivan’s or a Grille, in each case net of landlord contributions and equipment financing and including pre-opening costs. In addition, we are currently “refreshing” a number of our Sullivan’s and Del Frisco’s locations to, among other things, add additional seating, private dining space and patio seating. During 2015, we completed a  refresh of one Sullivan’s. Looking forward, we expect to complete two to four refreshes each year at an approximate cost of $0.5 million per location. These capital expenditures will primarily be funded by cash flows from operations and, if necessary, by the use of our credit facility, depending upon the timing of expenditures.

Credit Facility

On October 15, 2012, we entered into a credit facility that provides for a three-year unsecured revolving credit facility of up to $25.0 million. Borrowings under the credit facility bear interest at a rate of LIBOR plus 1.50%. We are required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving loan facility. The credit facility is guaranteed by certain of our subsidiaries. On June 30, 2015, we entered into a Second Amendment to the credit facility. The amendment, among other things, extended the termination date of the credit facility to October 15, 2017 and modified the revolving credit commitment to $15.0 million, with such amount subject to increases in increments of $5.0 million at our request, up to a maximum amount of $30.0 million. The credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA (as defined in the credit facility), and minimum fixed charge coverage ratio. Specifically, we are required to have a leverage ratio of less than 1.00 and a fixed charge coverage ratio of greater than 2.00. As of December 29, 2015, we were in compliance with each of these tests. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates.

As of December 29, 2015, the outstanding balance on the Company’s revolving credit facility was $4.5 million at a rate of 3.5%. Under the revolving loan commitment, the Company had approximately $24.2 million of borrowings available, net of $1.3 million in letter of credit commitments.

Common Stock Repurchase Program

On October 9, 2013, our Board of Directors approved a common stock repurchase program. We had fully exhausted this authority by repurchasing 465,496 of our common shares at a cost of $10.0 million.

On October 14, 2014, our Board of Directors approved a new stock repurchase program authorizing us to repurchase up to $25 million of our common stock over the next three years. Under this program, we may from time to time purchase our outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares. As of December 29, 2015, we had repurchased 189,027 shares of our common stock at a cost of approximately $3.0 million under this program.

Contractual Obligations

The following table summarizes our contractual obligations as of December 29, 2015:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

	(in thousands)
Long-term debt	$4,500	$—	$4,500	$—	$—
Operating leases	327,949	19,490	41,997	42,222	224,240
Total	$332,449	$19,490	$46,497	$42,222	$224,240

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

Prior to the acquisition of Lone Star Steakhouse & Saloon, Inc. by Lone Star Fund, the predecessor guaranteed certain lease payments of certain of the Casual Dining Companies in connection with the leasing of real estate for restaurant locations. As of December 29, 2015, we continue to be a guarantor for three of these leases. The leases expire at various times through 2016. These guarantees would require payment by us only in an event of default by the Casual Dining Company tenant where it failed to make the required lease payments or perform other obligations under a lease. We believe that the likelihood is remote that material payments will be required under these guarantees. At December 29, 2015, the maximum potential amount of future lease payments we could be required to make as a result of the guarantees was $0.2 million.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements is based on our critical accounting policies that require us to make estimates and judgments that affect the amounts reported in those consolidated financial statements. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Critical accounting policies are those that we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the consolidated financial statements.

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

The fair value of our restaurant concepts were substantially in excess of the carrying value as of our 2015 goodwill and other intangible impairment test that was performed at year-end.

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

Our assessments of undiscounted cash flows represent our best estimate as of the time of the impairment review and are consistent with our internal planning. If different cash flows had been estimated in the current period, the property and equipment balances could have been materially impacted. Furthermore, our accounting estimates may change from period to period as conditions change, and this could materially impact our results in future periods. Factors that we must estimate when performing impairment tests include sales volume, prices, inflation, marketing expense, and capital expenses.

In 2013, we recognized non-cash impairment charges of long-lived assets of $2.4 million. This impairment charge was related to our determination that the carrying amount of long-lived assets at one Sullivan’s location exceeded its estimated undiscounted future cash flows. The estimated fair value was based on an estimated sales price of leasehold improvements and equipment for this location.

In 2014, we recognized non-cash impairment charges of long-lived assets of $3.5 million. This impairment charge was related to our determination that the carrying amount of long-lived assets at one Grille location exceeded its estimated undiscounted future cash flows. The estimated fair value was based on an estimated value of the furniture and equipment that we may transfer to future Grille locations.

In 2015, we recognized non-cash impairment charges of long-lived assets of $3.3 million. This impairment charge was related to our determination that the carrying amount of long-lived assets at one Grille location exceeded its estimated undiscounted future cash flows. The estimated fair value was based on an estimated value of the furniture and equipment that we may transfer to future Grille locations.

Leases. We currently lease all but two of our restaurant locations. We evaluate each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. All of our leases are classified as operating leases. We record the minimum lease payments for our operating leases on a straight-line basis over the lease term, including option periods which in the judgment of management are reasonably assured of renewal. The lease term commences on the date that the lessee obtains control of the property, which is normally when the property is ready for tenant improvements. Contingent rent expense is recognized as incurred and is usually based on either a percentage of restaurant sales or as a percentage of restaurant sales in excess of a defined amount. Our lease costs will change based on the lease terms of our lease renewals as well as leases that we enter into with respect to our new restaurants.

Leasehold improvements financed by the landlord through tenant improvement allowances are capitalized as leasehold improvements with the tenant improvement allowances recorded as deferred lease incentives. Deferred lease incentives are amortized on a straight-line basis over the lease term, including option periods which in the judgment of management are reasonably assured of renewal (same term that is used for related leasehold improvements) and are recorded as a reduction of occupancy expense. As part of the initial lease terms, we negotiate with our landlords to secure these tenant improvement allowances. There is no guarantee that we will receive tenant improvement allowances for any of our future locations, which would result in additional occupancy expenses.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which provides for a comprehensive set of changes in accounting for leases. The lease accounting model is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rent payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. All of our restaurant leases are accounted for as operating leases, with no related assets and liabilities on our balance sheet. However, changes in lease accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

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

We are exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under our credit facility, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 29, 2015, we had $4.5 million of outstanding debt. Assuming a full drawdown on the revolving credit facility, and holding other variables constant, such as foreign exchange rates and debt levels, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $0.3 million over the course of 12 months.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework established in “Internal Control—Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of the end of the period covered by this report.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 29, 2015. The information with respect to our executive officers required under this Item is set forth in Item 1, Business and incorporated herein by reference.

Item 11. Executive Compensation

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 29, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All information, except the equity compensation plans table below, required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 29, 2015.

Equity Compensation Plans

The following table sets forth information as of December 29, 2015 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Plan Category
Equity compensation plans approved by security holders	1,311,479	$16.24	748,296
Equity compensation plans not approved by security holders	-	—	—
Total	1,311,479	$16.24	748,296

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 29, 2015.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 29, 2015.

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

10.8 #

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

10.12

Second Amendment to Loan Agreement, dated as of June 30, 2015, among the Company and JPMorgan Chase Bank, N.A. filed on July 2, 2015 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

Exhibit No.	Description	Reference

21.1	List of Subsidiaries of the Registrant.	*

23.1	Consent of KPMG LLP.	*

23.2	Consent of Ernst & Young LLP.	*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Document.	*

101.SCH	XBRL Taxonomy Extension Schema Document.	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*

*	Filed herewith.
#	Denotes management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused report to be signed on its behalf by the undersigned, thereunto duly authorized.

Del Frisco’s Restaurant Group, Inc.

By:	/s/ Thomas J. Pennison, Jr.
Name:	Thomas J. Pennison, Jr.
Title:	Chief Financial Officer

Date: March 2, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Mark S. Mednansky	Chief Executive Officer	March 2, 2016
Mark S. Mednansky	(Principal Executive Officer)

/s/ Thomas J. Pennison, Jr.	Chief Financial Officer	March 2, 2016
Thomas J. Pennison, Jr.	(Principal Financial and Accounting Officer)

/s/ Ian R. Carter	Chairman of the Board, Director	March 2, 2016
Ian R. Carter

/s/ Norman J. Abdallah	Director	March 2, 2016
Norman J. Abdallah

/s/ David B. Barr	Director	March 2, 2016
David B. Barr

/s/ Richard L. Davis	Director	March 2, 2016
Richard L. Davis

/s/ William Lamar, Jr.	Director	March 2, 2016
William Lamar, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Del Frisco’s Restaurant Group, Inc.:

We have audited the accompanying consolidated balance sheets of Del Frisco’s Restaurant Group, Inc. and subsidiaries (the Company) as of December 29, 2015 and December 30, 2014, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Frisco’s Restaurant Group, Inc. and subsidiaries as of December 29, 2015 and December 30, 2014, and the results of their operations and their cash flows for the fiscal years then ended in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas

March 1, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Del Frisco’s Restaurant Group, Inc.

We have audited the accompanying consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows of Del Frisco’s Restaurant Group, Inc. (the Company) for the fiscal year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of the Company for the fiscal year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Dallas, Texas

February 28, 2014

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	December 30, 2014	December 29, 2015
Assets
Current assets:
Cash and cash equivalents	$3,520	$5,176
Restricted cash	215	—
Inventory	16,592	17,308
Income tax receivable	4,769	5,487
Deferred income taxes, net	3,124	3,764
Lease incentives receivable	5,406	2,252
Prepaid expenses and other	6,007	6,774
Total current assets	39,633	40,761
Property and equipment:
Land	8,295	8,295
Buildings	4,312	11,162
Leasehold improvements	151,917	173,545
Furniture, fixtures, and equipment	48,918	60,948
Less accumulated depreciation	(58,443)	(70,759)
Property and equipment, net	154,999	183,191
Deferred compensation plan investments	12,760	13,955
Other assets:
Goodwill	75,365	75,365
Intangible assets, net	36,575	36,865
Other	334	282
Total assets	$319,666	$350,419
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,198	$16,486
Sales tax payable	2,505	2,548
Accrued payroll	5,788	5,538
Real estate taxes	417	147
Accrued self-insurance	950	798
Deferred revenue	15,716	17,635
Deferred rent obligations, current	1,786	1,954
Other	1,536	2,281
Total current liabilities	40,896	47,387
Long-term debt	—	4,500
Other noncurrent liabilities	5,443	2,100
Deferred compensation plan liabilities	12,979	14,083
Deferred rent obligations	33,186	34,336
Deferred tax liabilities, net	16,179	20,314
Total liabilities	108,683	122,720
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 30, 2014 or December 29, 2015	—	—
Common stock, $0.001 par value, 190,000,000 shares authorized, 23,908,542 shares issued and 23,443,046 shares outstanding at December 30, 2014 and 23,967,692 shares issued and 23,313,169 shares outstanding at December 29, 2015	24	24
Treasury stock at cost: 465,496 and 654,523 shares at December 30, 2014 and December 29, 2015, respectively	(10,000)	(13,000)
Additional paid in capital	133,883	137,601
Retained earnings	87,076	103,074
Accumulated other comprehensive income	—	—
Total stockholders' equity	210,983	227,699
Total liabilities and stockholders' equity	$319,666	$350,419

See accompanying notes.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(Dollars in thousands, except share and per share data)

	Fiscal Year Ended
	December 31,	December 30,	December 29,
	2013	2014	2015

Revenues	$271,806	$301,805	$331,612
Costs and expenses:
Costs of sales	82,209	90,990	95,963
Restaurant operating expenses	121,825	137,695	156,337
Marketing and advertising costs	5,663	6,169	7,745
Pre-opening costs	3,758	4,735	5,228
General and administrative costs	17,421	20,537	23,111
Lease termination and closing costs	—	—	1,386
Secondary public offering costs	1,024	5	—
Public offering transaction bonuses	8,355	—	—
Non-cash impairment charges	2,360	3,536	3,248
Depreciation and amortization	11,300	13,598	16,776
Operating income	17,891	24,540	21,818
Other income (expense), net:
Interest expense	(72)	(113)	(77)
Other, net	(51)	(107)	(236)
Income before income taxes	17,768	24,320	21,505
Income tax expense	5,556	7,723	5,507
Net income	$12,212	$16,597	$15,998
Basic income per common share	$0.51	$0.71	$0.68
Diluted income per common share	$0.51	$0.70	$0.68
Shares used in computing net income per common share:
Basic	23,779,782	23,517,883	23,380,085
Diluted	23,852,200	23,740,318	23,517,288

Comprehensive income	$12,212	$16,597	$15,998

See accompanying notes.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid	Treasury	Retained	Comprehensive
	Shares	Par Value	In Capital	Stock	Earnings	Income	Total
Balance at December 25, 2012	23,794,667	$24	$119,610	$—	$58,267	$—	$177,901
Net income	—	—	—	—	12,212	—	12,212
Share-based compensation costs	—	—	1,689	—	—	—	1,689
Stock option exercises, including tax effects	28,475	—	428	—	—	—	428
Treasury stock purchases	(196,500)	—	—	(3,681)	—	—	(3,681)
Contribution by shareholder (see Note 4)	—	—	8,234	—	—	—	8,234
Balance at December 31, 2013	23,626,642	$24	$129,961	$(3,681)	$70,479	$—	$196,783
Net income	—	—	—	—	16,597	—	16,597
Share-based compensation costs	—	—	2,567	—	—	—	2,567
Stock option exercises, including tax effects	85,400	—	1,355	—	—	—	1,355
Treasury stock purchases	(268,996)	—	—	(6,319)	—	—	(6,319)
Balance at December 30, 2014	23,443,046	$24	$133,883	$(10,000)	$87,076	$—	$210,983
Net income	—	—	—	—	15,998	—	15,998
Share-based compensation costs	—	—	2,900	—	—	—	2,900
Stock option exercises, including tax effects	59,150	—	818	—	—	—	818
Treasury stock purchases	(189,027)	—		(3,000)	—	—	(3,000)
Balance at December 29, 2015	23,313,169	$24	$137,601	$(13,000)	$103,074	$—	$227,699

See accompanying notes.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Fiscal Year Ended
	December 31,	December 30,	December 29,
	2013	2014	2015
Cash flows from operating activities:
Net income	$12,212	$16,597	$15,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,300	13,598	16,776
Loss on disposal of restaurant property	55	108	27
Loan cost amortization	14	18	8
Non-cash equity based compensation	1,689	2,567	2,900
Non-cash impairment charges	2,360	3,536	3,248
Deferred income taxes	3,677	653	3,495
Amortization of deferred lease incentives	(546)	(852)	(666)
Changes in operating assets and liabilities:
Restricted cash	—	—	215
Inventory	(1,991)	(2,498)	(716)
Lease incentives receivable	2,889	3,767	5,760
Other assets	(2,162)	(2,154)	(2,282)
Accounts payable	(945)	3,209	2,801
Income taxes	(3,767)	(3,050)	(4,287)
Deferred rent obligations	1,344	1,970	(1,094)
Other liabilities	3,263	5,297	3,685
Net cash provided by operating activities	29,392	42,766	45,868
Cash flows from investing activities:
Proceeds from sale of property and equipment	5	13	1
Purchases of property and equipment	(31,326)	(47,491)	(46,150)
Other	(141)	(478)	(381)
Net cash used in investing activities	(31,462)	(47,956)	(46,530)
Cash flows from financing activities:
Net proceeds from revolving credit facility	—	—	4,500
Purchase of treasury stock	(3,681)	(6,319)	(3,000)
Proceeds from exercise of stock options	428	1,355	818
Contribution from shareholder	8,234	—	—
Net cash provided by (used in) financing activities	4,981	(4,964)	2,318
Net increase (decrease) in cash and cash equivalents	2,911	(10,154)	1,656
Cash and cash equivalents at beginning of period	10,763	13,674	3,520
Cash and cash equivalents at end of period	$13,674	$3,520	$5,176
Supplemental disclosures of cash flow information:
Cash paid for interest	$65	$129	$175
Cash paid for income taxes	$5,361	$10,225	$6,626
Capital expenditures included in accounts payable	$747	$511	$1,998

See accompanying notes.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 (Dollars in thousands)

(1) Organization and Basis of Presentation

Background

Del Frisco’s Restaurant Group, Inc. (Company) is incorporated in Delaware as a corporation. Prior to its initial public offering (IPO) in 2012, the Company was a wholly owned subsidiary of LSF5 Wagon Holdings, LLC (Wagon), which is a wholly owned subsidiary of LSF5 COI Holdings, LLC (Holdings), which is majority owned by Lone Star Fund V (U.S.), L.P. (the Fund), which is a private investment fund.

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

Prior to the IPO closing, the Company converted from a limited liability company to a corporation and in connection therewith, the Company’s then-outstanding membership interests were converted into approximately 18.0 million shares of Company common stock (Conversion). As part of the IPO, the Company established its authorized shares at 10,000,000 shares of preferred stock, $0.001 par value per share, and 190,000,000 shares of common stock, $0.001 par value per share. At August 1, 2012, the closing date of the IPO, the Company had a total of approximately 23.8 million common shares issued and outstanding.

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

Description of Business

The Company owns and operates restaurants under the brand names of Del Frisco’s Double Eagle Steak House, Sullivan’s Steakhouse, and Del Frisco’s Grille. As of December 29, 2015, the Company owned and operated 12 Del Frisco’s, 18 Sullivan’s and 20 Grille restaurants. During fiscal 2015, the Company opened one Del Frisco’s in Orlando, Florida as well as Grilles in The

Woodlands, Texas,  Plano, Texas,  Stamford, Connecticut,  Little Rock, Arkansas,  Hoboken, New Jersey and Cherry Creek,  Colorado.  The Company also closed one Sullivan’s location in Denver, Colorado and two Grille locations in Palm Beach, Florida and Phoenix, Arizona in fiscal 2015.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company operates on a 52- or 53-week fiscal year ending the last Tuesday in December. Fiscal 2015 and 2014 included 52 weeks of operations, while fiscal 2013 included 53 weeks of operations.

Concentrations

The Company has certain financial instruments exposed to a concentration of credit risk, which consist primarily of cash and cash equivalents. The Company places cash with high-credit-quality financial institutions, and, at times, such cash may be in excess of the federal depository insurance limit.

Additionally, the Company purchased a significant amount of total beef purchases from one supplier during fiscal 2013, 2014, and 2015, respectively. Due to the nature of the beef purchases, there are alternative sources of supply available; however, a change in suppliers could potentially cause increased costs.

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

Financial Instruments

The Company considers the carrying amounts of cash and cash equivalents, short-term investments, receivables and accounts payable to approximate fair value based on the short-term nature of these items. Borrowings available under the credit facility at December 29, 2015 have variable interest rates that reflect currently available terms and conditions for similar debt.

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

Interest is capitalized in connection with the construction of restaurant facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest was $0,  $0 and $115 for the fiscal years ended December 31, 2013, December 30, 2014 and December 29, 2015, respectively.

Operating Leases

The Company leases all but two of its restaurants under operating leases. The majority of the Company’s leases provide for rent escalation clauses, contingent rental expense, and/or tenant improvement allowances.

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

Goodwill and intangible assets that have indefinite useful lives are not amortized. However, both goodwill and trade names are subject to annual impairment testing, or more frequently if an event or other circumstance indicates that goodwill may be impaired. The Company amortizes its finite-lived intangible assets on a straight-line basis over the estimated period of benefit, generally seven to 17 years. See Note 3 for additional information.

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

During fiscal 2015, the Company determined that the carrying amount of one of its Grille restaurants was most likely not recoverable. Therefore, the Company recorded a non-cash impairment charge of $3,248, which represents the difference between the carrying value of the restaurant assets and the estimated value of furniture and restaurant equipment that may be transferred to future Grille locations. This amount is included in non-cash impairment charges in the consolidated statements of income and comprehensive income.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the fiscal years ended December 31, 2013, December 30, 2014 and December 29, 2015 was $5,663,  $6,169 and $7,745, respectively.

Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage products are sold. Proceeds from the sale of gift cards are recorded as deferred revenue at the time of sale and recognized as revenue when the gift card is redeemed by the holder or the likelihood of redemption becomes remote (gift card breakage) and the Company determines there is no legal obligation to remit the value of the unredeemed gift cards to governmental agencies. The Company determines the gift card breakage rate based upon historical redemption patterns. Certain of the Company’s gift cards are sold on a discount and the net value (face value to be redeemed less the proceeds received) is deferred until redeemed or breakage is deemed appropriate. The Company has deemed gift card breakage income immaterial for fiscal years 2013, 2014 and 2015, and it is included in revenues in the consolidated statements of income and comprehensive income. The Company excludes from revenue any taxes assessed by governmental agencies that are directly imposed on revenue-producing transactions between the Company and a customer.

Stock-Based Compensation

In connection with the IPO, the Company adopted the Del Frisco’s Restaurant Group, Inc. 2012 Long-Term Equity Incentive Plan (2012 Plan), which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. The Company recognizes stock-based compensation in accordance with “Compensation—Stock Compensation,” the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 (Topic 718). Stock-based compensation cost includes compensation cost for all share-based payments granted based on the grant date fair value estimated in accordance with the provisions of Topic 718. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award.

Reclassifications

Certain amounts from the prior years have been reclassified to conform with the fiscal 2015 presentation.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers which will supersede Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. In August 2015, the FASB deferred the effective date of this new standard by one year. A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on an amount that depicts the consideration to which the entity expects to be entitled in exchange for each of those goods and services. For a contract that involves more than one performance obligation, the entity must (a) determine or, if necessary, estimate the standalone selling price at inception of the contract for the distinct goods or services underlying each performance obligation and (b) allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices. In addition, under the new guidance, an entity should recognize revenue when (or as) it satisfies each performance obligation under the contract by transferring the promised good or service to the customer. A good or service is deemed transferred when (or as) the customer obtains control of that good or service. The new standard permits the use of either the retrospective or cumulative effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted, but no earlier than fiscal years beginning after December 16, 2016. The Company has not yet selected a transition method nor determined the effect of the new standard on its financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory (ASU 2015-11), which is intended to narrow down the alternative methods available for valuing inventory. The new guidance does not apply to inventory currently measured using the last-in-first-out (LIFO) or the retail inventory valuation methods. Under the new standard, inventory valued using other methods, including the first-in-first-out (FIFO) method, must be valued at the lower of cost or net realizable value. This new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the impact of adopting this ASU to be material to the Company’s financial statements and related disclosures.

In August 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (ASU 2015-15) which permits an entity to report deferred debt issuance costs associated with a line-of-credit arrangement as an asset and to amortize such costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the credit line. For public companies, this amendment is effective concurrently with ASU 2015-03. The Company does not expect the impact of adopting this ASU to be material to the Company’s financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred taxes in the statement of financial position. Under this amendment, entities will no longer be required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Rather, the amendment requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and early application is permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the impact of this update on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. ASU 2016-02 will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-02 on its consolidated financial statements.

(3) Intangible Assets and Goodwill

	December 30,	December 29,
	2014	2015

	(In Thousands)
Amortized intangible assets:
Gross carrying amount:
Favorable leasehold interests	$848	$848
Licensing and development rights	1,077	1,077
Other	453	494
	2,378	2,419
Accumulated amortization:
Favorable leasehold interests	(795)	(840)
Licensing and development rights	(531)	(597)
Other	(80)	(105)
	(1,406)	(1,543)
Net amortized intangible assets	972	876
Unamortized intangible assets:
Goodwill	75,365	75,365
Trade names	34,893	34,893
Liquor license permits	710	1,095
	$110,968	$111,353

Licensing contract rights and favorable lease rights are being amortized using the straight-line method over the estimated lives of the related contracts and agreements, which are seven to nine years for favorable leasehold interest and 17 years for licensing contract rights. Liquor licenses that are transferable are carried at cost. Such licenses are reviewed for impairment on an annual basis.

Goodwill is allocated to the Del Frisco’s and Sullivan’s reporting units, respectively, as follows: $43,928 and $31,437 at December 30, 2014 and December 29, 2015.

The Company has estimated that annual amortization expense will amount to approximately $101 for 2016, $93 for 2017, $93 for 2018, $93 for 2019, and $93 for 2020.

Amortization expense was  $169,  $160 and $136 for the years ended December 31, 2013, December 30, 2014, and December 29, 2015, respectively.

The Company performed the annual test for impairment of goodwill and indefinite-lived intangible assets and concluded that no impairment existed as of December 31, 2013, December 30, 2014 or December 29, 2015 accordingly, no impairment losses were recorded.

On February 1, 2012, the Company entered into an agreement to terminate a license agreement with the licensee operating a Del Frisco’s in Orlando, Florida effective June 1, 2013. The original licensing agreement has been amortized over the expected term of the agreement, and has a remaining book value of $480 as of December 29, 2015. Under the agreement, in exchange for the Company surrendering its right to receive licensing fees from January 1, 2012 through June 1, 2013 and making a one-time $25 payment to the licensee, the Company received the rights to open and operate any of its restaurants in the three counties that make up the Orlando metropolitan area no earlier than January 1, 2015. The Company accounted for this as an exchange of non-monetary assets, for which the Company has concluded that the fair value of the asset surrendered approximates its book value and therefore no gain or loss has been recorded on the exchange. To determine the fair value of the asset surrendered, the Company utilized a discounted cash flow method that applied a discount rate of 11.5%, the Company’s weighted-average cost of capital, to the future estimated cash flows to be received over the remaining term, including expected renewal, of the license agreement.

(4) Related Party Transactions

Transaction Bonuses

In connection with the IPO, certain executives of the Company earned transaction bonuses of $1,462. These bonuses were earned under letter agreements, as amended, with Wagon, in which certain executives of the Company were eligible to receive a transaction bonus upon the occurrence of an eligible transaction. Wagon was responsible to fund the transaction bonus. As this bonus was contingent upon employment with the Company, the Company was required to record the expense of these bonuses and recognize the funding by Wagon as additional paid in capital. Associated with the completion of the secondary public offerings in the first, third and fourth quarters of fiscal 2013, the Company recorded $8,355 in transaction bonuses expense and $8,234 in additional paid in capital as a capital contribution by Wagon. No further bonuses are payable under these letter agreements.

General and Administrative Expenses

Upon completion of the IPO, the Company entered into a Transition Services Agreement with an affiliate of the Fund to provide certain limited support services, including legal and risk management, until the Company could complete transition of these functions to internal or third-party resources. General and administrative expenses include charges of approximately $30 for these services in fiscal 2013. This agreement was terminated in the third quarter of 2013.

(5) Leases

The Company leases certain facilities under noncancelable operating leases with terms expiring between 2016 and 2036. The leases have renewal options ranging from five to 20 years, which are exercisable at the Company’s option. In addition, certain leases contain escalation clauses based on a fixed percentage increase and provisions for contingent rentals based on a percentage of gross revenues, as defined. Total rental expense amounted to $15,875,  $18,728 and $21,106 including contingent rentals of approximately $3,490, $3,918 and $3,617 for the fiscal years ended December 31, 2013, December 30, 2014, and December 29, 2015, respectively.

Future minimum lease payments under noncancelable operating leases include renewal option periods for certain leases when such option periods are included for purposes of calculating straight-line rents. At December 29, 2015, future minimum rentals for each of the next five years and in total are as follows:

2016	$19,490
2017	20,859
2018	21,138
2019	21,360
2020	20,862
Thereafter	224,240
Total minimum lease payments	$327,949

(6) Income Taxes

The components of income tax expense consist of the following (in thousands):

	Year Ended
	December 31,	December 30,	December 29,
	2013	2014	2015
Current tax expense (benefit):
Federal	$(39)	$3,689	$894
State	1,919	3,381	1,117
Total current tax expense	1,880	7,070	2,011
Deferred tax expense (benefit):
Federal	2,859	932	1,722
State	817	(279)	1,774
Total deferred tax expense (benefit)	3,676	653	3,496
Total income tax expense	$5,556	$7,723	$5,507

The difference between the reported income tax expense and taxes determined by applying the applicable U.S. federal statutory income tax rate to income before taxes is reconciled as follows (dollars in thousands):

	Year Ended
	December 31,		December 30,		December 29,
	2013		2014		2015

Income tax expense at federal statutory rate	$6,220	35%	$8,486	35%	$7,527	35%
State tax expense, net	2,163	12%	1,872	8%	1,215	6%
FICA tip and work opportunity credits	(2,620)	-15%	(3,007)	-12%	(3,428)	-16%
Nondeductible (nontaxable) insurance	(486)	-3%	—	0%	—	0%
Other items, net	279	2%	372	1%	193	1%
Total income tax expense	$5,556	31%	$7,723	32%	$5,507	26%

In the second quarter of fiscal 2013, the Company determined that a deferred tax asset of $535 recorded in the fourth quarter of fiscal 2012 relating to local income tax net operating loss carryforwards was not realizable, as the related net operating losses originated in years for which the carryforward period had expired.  The Company corrected the deferred tax asset account resulting in a non-cash $535 cumulative adjustment to record additional income tax expense in the second quarter of fiscal 2013. The adjustment did not impact historical cash flows and did not impact the timing of future income tax payments. Prior years’ financial statements were not restated as the impact of these issues was immaterial to previously reported results for any individual prior year and fiscal 2012.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are presented below (in thousands):

	December 30,	December 29,
	2014	2015

	(In Thousands)
Deferred tax assets:
Equity-based compensation	$829	$1,471
Accrued liabilities	3,627	4,333
Deferred compensation	5,192	5,643
Deferred rent liabilities	11,172	11,986
Tax Credits carryover	—	819
Intangible Assets - Preopening Costs	4,132	3,413
Other	1,306	105
Total deferred tax assets	26,258	27,770
Deferred tax liabilities:
Property and equipment	23,109	28,048
Intangible assets	15,978	15,988
Other	226	284
Total deferred tax liabilities	39,313	44,320
Net deferred tax liabilities	$(13,055)	$(16,550)

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

The Company may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company receives an assessment for interest and penalties, it has been classified in the consolidated financial statements as income tax expense. Generally, the Company’s federal, state, and local tax returns for years subsequent to 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended
	December 31,	December 30,	December 29,
	2013	2014	2015
Balance at beginning of year	$1,631	$1,386	$1,386
Additions resulting from current year positions	—	—	—
Additions for positions taken in prior years	—	—	—
Payments made for settlements	—	—	(944)
Expiration of statute of limitations	(245)	—	(402)
Balance at end of year	$1,386	$1,386	$40

The Company does not believe its uncertain tax positions will change materially during the next 12 months. As of December 30, 2014 and December 29, 2015, accrued interest and penalties included in the consolidated balance sheets totaled $2,520 and $281, respectively. The change in interest and penalties associated with the Company’s unrecognized tax benefits is included as a component of the Other, net line of the effective tax rate reconciliation.

(7) Long-Term Debt

On October 15, 2012, the Company entered into a credit facility that provides for a three-year unsecured revolving credit facility of up to $25,000.  Borrowings under the credit facility bear interest at a rate of LIBOR plus 1.50%. The Company is required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving loan facility. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA, as defined in the credit agreement, and minimum fixed charge coverage ratio, as defined in the credit agreement. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, changes of control, the incurrence of indebtedness and providing financing or other transactions with affiliates.

On June 30, 2015, the Company entered into a Second Amendment to the credit facility. The amendment, among other things, extended the termination date of the credit facility to October 15, 2017 and modified the revolving credit commitment to $15,000, with such amount subject to increases in increments of $5,000 at the Company’s request, up to a maximum amount of $30,000. All other major terms remain unchanged.

The Company was in compliance with all of the debt covenants as of December 29, 2015. As of December 29, 2015, the outstanding balance on the Company’s revolving credit facility was $4,500 at a rate of 3.5%. Under the revolving loan commitment, the Company had approximately $24,162 of borrowings available, net of $1,338 in letter of credit commitments.

(8) Retirement Plans

The Company provides two retirement benefit plans to participants. The salary-reduction plans are provided through a qualified 401(k) plan and a nonqualified deferred compensation plan (the Plans). Under the Plans, employees who meet minimum service requirements and elect to participate may make contributions of up to 15% of their annual salaries under the 401(k) plan and up to 80% under the deferred-compensation plan. The Company may make additional contributions at the discretion of the Board of Directors. Expenses related to the Plans for the fiscal years ended December 31, 2013, December 30, 2014 and December 29, 2015 totaled $1,724, $1,736 and $2,156,  respectively.

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

On October 14, 2014 the Company’s Board of Directors approved a new stock repurchase program authorizing the Company to repurchase up to $25,000 of its common stock over the next three years. Under this program, the Company can from time to time purchase outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The common stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares. As of December 29, 2015, the Company had repurchased 189,027 shares of its common stock at a cost of approximately $3,000 under this program.

(11) Commitments and Contingencies

Prior to the Acquisition, the Company guaranteed certain lease payments of Star’s subsidiaries in connection with the leasing of real estate for restaurant locations. As of December 29, 2015, the Company was responsible as guarantor for three of the leases of its former affiliates. The leases expire at various times through 2016. These guarantees will require payment by the Company only in an event of default by the former affiliate where it is unable to make the required lease payments. Management believes that any future payments required under these guarantees will not be significant. At December 29, 2015 the maximum potential amount of future payments the Company could be required to make as a result of the guarantees was $187.

At December 29, 2015, the Company had outstanding letters of credit of $1,338 on the Company’s revolving credit facility. The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions.

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

The following tables present our financial assets and liabilities measured at fair value on a recurring basis at December 30, 2014 and December 29, 2015 (in thousands):

	Fair Value Measurements
	Level	December 30, 2014	December 29, 2015
Deferred compensation plan investments (life insurance policies)	2	$12,760	$13,955
Deferred compensation plan liabilities	2	$(12,979)	$(14,083)

There were no transfers among levels within the fair value hierarchy during the years ended December 30, 2014 or December 29, 2015. The carrying value of the Company’s cash and cash equivalents and restricted cash approximate fair value because of their short term nature, and are classified within Level 1 of the fair value hierarchy. The carrying value of the Company’s accounts payable approximate fair value because of their short term nature, and are classified within Level 2 of the fair value hierarchy.  The fair value of the credit facility at December 29, 2015 approximated its carrying value since it is a variable rate credit facility (Level 2).

The Company has no derivative instruments at December 30, 2014 or December 29, 2015.

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

The following table presents information about reportable segments for fiscal years 2013, 2014, and 2015 (in thousands):

	Fiscal Year Ended December 29, 2015
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$161,809	$78,983	$90,820	$—	$331,612
Restaurant-level EBITDA	45,837	13,070	12,660	—	71,567
Capital expenditures	11,646	3,644	32,717	102	48,109
Property and equipment	104,508	47,578	99,371	2,493	253,950

	Fiscal Year Ended December 30, 2014
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$151,142	$80,911	$69,752	$—	$301,805
Restaurant-level EBITDA	42,946	13,449	10,556	—	66,951
Capital expenditures	19,839	3,452	24,219	492	48,002
Property and equipment	93,267	45,848	72,066	2,261	213,442

	Fiscal Year Ended December 31, 2013
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$144,634	$83,039	$44,133	$—	$271,806
Restaurant-level EBITDA	41,451	12,881	7,777	—	62,109
Capital expenditures	3,234	2,847	25,580	412	32,073
Property and equipment	73,518	42,658	51,402	1,809	169,387

In addition to using consolidated results in evaluating the Company’s performance and allocating its resources, the Company’s chief operating decision maker uses restaurant-level EBITDA, which is not a measure defined by generally accepted accounting principles. Restaurant-level EBITDA is defined as operating income before pre-opening costs, general and administrative expenses, lease termination and closing costs, non-cash impairment charges, public offering transaction bonuses, secondary public offering costs and depreciation and amortization. Pre-opening costs are excluded because they vary in timing and magnitude and are not related to the health of ongoing operations. General and administrative expenses are only included in the Company’s consolidated financial results as they are generally not specifically identifiable to individual operating segments as these costs relate to supporting all of the restaurant operations of the Company and the extension of the Company’s concepts into new markets. Depreciation and amortization is excluded because it is not an ongoing controllable cash expense and it is not related to the health of ongoing operations. Property and equipment is the only balance sheet measure used by the Company’s chief operating decision maker in allocating resources. See table below for a reconciliation of restaurant-level EBITDA to operating income.

	Fiscal Year Ended
	December 31, 2013	December 30, 2014	December 29, 2015
Restaurant-level EBITDA	$62,109	$66,951	$71,567
Less:
Pre-opening costs	3,758	4,735	5,228
General and administrative	17,421	20,537	23,111
Lease termination and closing costs	—	—	1,386
Public offering costs	1,024	5	—
Public offering transaction bonuses	8,355	—	—
Non-cash impairment charges	2,360	3,536	3,248
Depreciation and amortization	11,300	13,598	16,776
Operating income	$17,891	$24,540	$21,818

(14) Earnings Per Share

Basic earnings per share (EPS) data is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted earnings per share for fiscal 2013, 2014 and 2015 exclude stock options of 423,579,  716,335 and 728,604, respectively, which were outstanding during the period, but were anti-dilutive.

(dollars in thousands, except per share data)

	Year Ended
	December 31,	December 30,	December 29,
	2013	2014	2015
Net income	$12,212	$16,597	$15,998
Shares:
Weighted average number of common shares outstanding	23,779,782	23,517,883	23,380,085
Dilutive shares	72,418	222,435	137,203
Total Diluted Shares	23,852,200	23,740,318	23,517,288
Basic income per common share	$0.51	$0.71	$0.68
Diluted income per common share	$0.51	$0.70	$0.68

(15) Stock-Based Employee Compensation

2012 Long-Term Equity Incentive Plan

In connection with the IPO, the Company adopted the 2012 Plan, which allows the Company’s Board of Directors to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Options are exercisable at various periods ranging from one to four years from date of grant. Restricted stock vests over periods ranging from one to four years. The 2012 Plan has 2,232,800 shares authorized for issuance under the plan. There are 1,221,100 shares of common stock issuable upon exercise of currently outstanding options and 90,379 outstanding shares of restricted stock at December 29, 2015.  There are 748,296 shares available for future grants.

The following table details the Company’s total stock based compensation costs during the fiscal years ended December 31, 2013, December 30, 2014 and December 29, 2015 as well as where the costs were expensed (in thousands):

	Fiscal Year Ended
	December 31,	December 30,	December 29,
	2013	2014	2015
Restaurant operating expenses	$332	$442	$468
General and administrative costs	1,357	2,125	2,432
Total stock compensation cost	$1,689	$2,567	$2,900

The following table summarizes restricted stock activity during 2015:

	December 29, 2015
	Shares	Weighted average grant date fair value	Aggregate Intrinsic Value ($000's)
Outstanding at beginning of year	—	$—
Granted	165,974	20.05
Vested	—
Forfeited	(75,595)	20.17
Outstanding at end of period	90,379	$19.96	$1,463

As of December 29, 2015 there was $1,243 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a period of approximately 2.66 years.

The following table summarizes stock option activity during 2015:

	December 29, 2015
	Shares	Weighted average exercise price	Weighted average Remaining Contractual Term	Aggregate Intrinsic Value ($000's)
Outstanding at beginning of year	1,429,000	$17.45
Granted	—	—
Exercised	(59,150)	13.84
Forfeited	(148,750)	18.92
Outstanding at end of period	1,221,100	$17.44	7.15 years	$1,771
Options exercisable at end of period	714,600	$16.68	7.05 years	$1,249

The intrinsic value of options exercised during fiscal 2015 was  $64. A summary of the status of non-vested shares as of December 29, 2015 and changes during fiscal 2015 is presented below:

	December 29, 2015
	Shares	Weighted average Grant-Date Fair Value
Non-vested shares at beginning of year	974,250	$7.08
Granted	—	—
Vested	(343,125)	6.66
Forfeited	(124,625)	7.52
Non-vested shares at end of period	506,500	$7.25

As of December 29, 2015, there was $2,634 of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a period of approximately 1.26 years. The total fair value of shares vested during fiscal 2015 was $2,284.

The following table details the values from and assumptions for the Black-Scholes option pricing model for stock options issued during the fiscal years ended December 31, 2013 and December 30, 2014.

	2013	2014
Weighted average grant date fair value	$8.30	$8.85
Weighted average risk-free interest rate	1.44%	1.91%
Weighted average expected life	5.49 years	5.91 years
Weighted average volatility	41.65%	38.00%
Expected dividend	—	—

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

(16) Quarterly Financial Information (Unaudited)

The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 2015 and fiscal 2014 (in thousands, except per share data).

	Fiscal Year Ended December 29, 2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year
Revenues	$75,102	$73,776	$68,629	$114,105	$331,612
Operating income (loss)	7,800	5,494	(2,080)	10,604	21,818
Net income (loss)	5,394	3,713	(1,035)	7,926	15,998
Basic income (loss) per common share	$0.23	$0.16	$(0.04)	$0.34	$0.68
Basic weighted average shares outstanding	23,443	23,446	23,361	23,298	23,380

Diluted income (loss) per common share	$0.23	$0.16	$(0.04)	$0.34	$0.68
Diluted weighted average shares outstanding	23,596	23,672	23,361	23,308	23,517

	Fiscal Year Ended December 30, 2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year
Revenues	$66,622	$67,386	$61,949	$105,848	$301,805
Operating income	6,749	6,920	2,452	8,419	24,540
Net income	4,522	4,769	1,785	5,521	16,597
Basic income per common share	$0.19	$0.20	$0.08	$0.24	$0.71
Basic weighted average shares outstanding	23,627	23,579	23,464	23,430	23,518

Diluted income per common share	$0.19	$0.20	$0.08	$0.23	$0.70
Diluted weighted average shares outstanding	23,856	23,847	23,683	23,611	23,740

During the third fiscal quarter of 2015, the Company incurred a  $3,248 non-cash impairment charge related to the Palm Beach Grille location. During the fourth fiscal quarter of 2015, the Company incurred a $1,386 charge related to the lease termination and closing costs associated with the closure of the Palm Beach, FL and Phoenix, AZ Grille locations.

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