Form 10-Q
period 2016-03-22
Del Frisco's Restaurant Group, Inc.
filed 2016-04-26
CIK 1415301

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

_______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 22, 2016

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

As of April 25, 2016, the latest practicable date, 23,519,453 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

Table of Contents:

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	March 22,	December 29,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,053	$5,176
Inventory	16,763	17,308
Income taxes receivable	3,514	5,487
Prepaid expenses and other assets	7,360	9,026
Total current assets	29,690	36,997
Property and equipment, net of accumulated depreciation of $74,975 and $70,759 at March 22, 2016 (unaudited) and December 29, 2015, respectively	181,697	183,191
Goodwill	75,365	75,365
Intangible assets, net	36,841	36,865
Other assets	14,349	14,237
Total assets	$337,942	$346,655

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	10,693	16,486
Deferred revenue	14,922	17,635
Other current liabilities	12,234	13,266
Total current liabilities	37,849	47,387
Long-term debt	—	4,500
Deferred rent obligations	34,321	34,336
Deferred income taxes	16,137	16,550
Other liabilities	15,732	16,183
Total liabilities	104,039	118,956
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at March 22, 2016 (unaudited) or December 29, 2015	—	—
Common stock, $0.001 par value, 190,000,000 shares authorized, 23,978,442 shares issued and 23,323,919 shares outstanding at March 22, 2016 (unaudited) and 23,967,692 shares issued and 23,313,169 shares outstanding at December 29, 2015	24	24
Treasury stock at cost: 654,523 shares at March 22, 2016 (unaudited) and December 29, 2015	(13,000)	(13,000)
Additional paid in capital	138,394	137,601
Retained earnings	108,485	103,074
Total stockholders' equity	233,903	227,699
Total liabilities and stockholders' equity	$337,942	$346,655

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income—Unaudited

(Dollars in thousands, except per share data)

	12 Weeks Ended
	March 22,	March 24,
	2016	2015
Revenues	$81,194	$75,102
Costs and expenses:
Costs of sales	23,218	21,662
Restaurant operating expenses	38,626	34,947
Marketing and advertising costs	1,321	1,371
Pre-opening costs	94	267
General and administrative costs	5,750	5,478
Lease termination and closing costs	21	—
Depreciation and amortization	4,285	3,577
Operating income	7,879	7,800
Other income (expense), net:
Interest expense, net of capitalized interest	(31)	(25)
Other	—	(89)
Net income before income taxes	7,848	7,686
Income tax expense	2,437	2,292
Net income	$5,411	$5,394

Basic earnings per common share	$0.23	$0.23
Diluted earnings per common share	$0.23	$0.23

Shares used in computing earnings per common share:
Basic	23,315,077	23,443,046
Diluted	23,398,115	23,596,091

Comprehensive income	$5,411	$5,394

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity—Unaudited

(Dollars in thousands)

	Common Stock		Additional Paid	Treasury	Retained
	Shares	Par Value	In Capital	Stock	Earnings	Total

Balance at December 29, 2015	23,313,169	$24	$137,601	$(13,000)	$103,074	$227,699
Net income	—	—	—	—	5,411	5,411
Share-based compensation costs	—	—	653	—	—	653
Stock option exercises, including tax effects	10,750	—	140	—	—	140
Balance at March 22, 2016	23,323,919	$24	$138,394	$(13,000)	$108,485	$233,903

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Dollars in thousands)

	12 Weeks Ended
	March 22,	March 24,
	2016	2015
Cash flows from operating activities:
Net income	$5,411	$5,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,285	3,577
Loss on disposal of restaurant property	—	3
Loan cost amortization	—	4
Non-cash equity based compensation	653	580
Deferred income taxes	(413)	(302)
Amortization of deferred lease incentives	(253)	(238)
Changes in operating assets and liabilities:
Inventories	545	870
Prepaid expenses and other assets	1,483	940
Accounts payable	(4,525)	1,117
Income taxes	1,973	1,124
Deferred rent obligations	(1,716)	397
Deferred revenue	(2,713)	(2,365)
Other liabilities	535	(591)
Net cash provided by operating activities	5,265	10,510

Cash flows from investing activities:
Purchases of property and equipment	(4,035)	(7,193)
Other investing activities	7	(2)
Net cash used in investing activities	(4,028)	(7,195)

Cash flows from financing activities:
Net payments of revolving credit facility	(4,500)	—
Proceeds from exercise of stock options	140	—
Net cash used in financing activities	(4,360)	—

Net change in cash and cash equivalents	(3,123)	3,315
Cash and cash equivalents at beginning of period	5,176	3,520
Cash and cash equivalents at end of period	$2,053	$6,835

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$31	$15
Income taxes	$911	$1,487
Capital expenditures included in accounts payable at end of period	$730	$156

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

1.	BUSINESS AND BASIS OF PRESENTATION

As of March 22, 2016, Del Frisco’s Restaurant Group, Inc. (the “Company”) owned and operated 50 restaurants under the concept names of Del Frisco’s Double Eagle Steak House (“Del Frisco’s”), Sullivan’s Steakhouse (“Sullivan’s”), and Del Frisco’s Grille (“Grille”). Of the 50 restaurants the Company operated at the end of the period covered by this report, there were 12 Del Frisco’s restaurants, 18 Sullivan’s restaurants and 20 Grille restaurants in operation in 23 states and the District of Columbia. During the 12 weeks ended    March 22, 2016, the Company did not open any locations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the 12 weeks ended March 22, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2016. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2015 filed with the SEC on March 3, 2016 (the “2015 10-K”).

The Company operates on a 52- or 53-week fiscal year ending the last Tuesday in December. The fiscal quarters ended March 22, 2016 and March 24, 2015 each contained 12 weeks and are referred to herein as the first quarter of fiscal year 2016 and the first quarter of fiscal year 2015, respectively. Fiscal year 2016 will be a 52-week fiscal year as was fiscal year 2015.

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

There have been no material changes to the significant accounting policies from what was previously reported in the 2015 10-K.

Reclassifications

Certain amounts from the prior year have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which will supersede Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. In August 2015, the FASB deferred the effective date of this new standard by one year. A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on an amount that depicts the consideration to which the entity expects to be entitled in exchange for each of those goods and services. For a contract that involves more than one performance obligation, the entity must (a) determine or, if necessary, estimate the standalone selling price at inception of the contract for the distinct goods or services underlying each performance obligation and (b) allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices. In addition, under the new guidance, an entity should recognize revenue when (or as) it satisfies each performance obligation under the contract by transferring the promised good or service to the customer. A good or service is deemed transferred when (or as) the customer obtains control of that good or service. The new standard permits the use of either the retrospective or cumulative effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted, but no earlier than fiscal years beginning after December 16, 2016. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements, and has not yet selected a transition method.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. The amendments in this ASU are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. The Company adopted this ASU in the first quarter of 2016, and it did not have a material effect on the Company’s financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory, which is intended to narrow down the alternative methods available for valuing inventory. The new guidance does not apply to inventory currently measured using the last-in-first-out (LIFO) or the retail inventory valuation methods. Under the new standard, inventory valued using other methods, including the first-in-first-out (FIFO) method, must be valued at the lower of cost or net realizable value. This new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the impact of adopting this ASU to be material to the Company’s financial statements and related disclosures.

In August 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which permits an entity to report deferred debt issuance costs associated with a line-of-credit arrangement as an asset and to amortize such costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the credit line. For public companies, this amendment is effective concurrently with ASU No. 2015-03. The Company adopted this ASU in the first quarter of 2016, and it did not have a material effect on the Company’s financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred taxes in the statement of financial position. Under this amendment, entities will no longer be required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Rather, the amendment requires deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, including interim periods within those annual periods, and early application is permitted as of the beginning of an interim or annual reporting period. The Company adopted this ASU as of the beginning of the first quarter of 2016, which resulted in a reclassification of $3.8 million of current deferred tax assets to non-current deferred tax liabilities.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. This ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations. This ASU is intended to clarify revenue recognition accounting when a third party is involved in providing goods or services to a customer. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted, but no earlier than fiscal years beginning after December 16, 2016. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, including interim periods within those annual periods, and early application is permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing. This ASU is intended to clarify two aspects of Topic 606: identifying performance obligations and licensing implementation guidance. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, and early application is permitted, but no earlier than fiscal years beginning after December 16, 2016. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

2.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) data is computed based on the weighted average number of shares of common stock outstanding during the periods. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the 12 weeks ended March 22, 2016 excludes 71,448 shares of restricted stock and options to purchase 653,668 shares of common stock,  which were outstanding during the period, but were antidilutive. Diluted EPS for the 12 weeks ended March 24, 2015 excludes options to purchase 768,227 shares of common stock, which were outstanding during the period but were antidilutive.

(dollars in thousands, except per share data)

	12 Weeks Ended
	March 22,	March 24,
	2016	2015
Net income	$5,411	$5,394
Shares:
Weighted average number of common shares outstanding	23,315,077	23,443,046
Dilutive shares	83,038	153,045
Total Diluted Shares	23,398,115	23,596,091

Basic earnings per common share	$0.23	$0.23
Diluted earnings per common share	$0.23	$0.23

3.	STOCK-BASED EMPLOYEE COMPENSATION

2012 Long-Term Equity Incentive Plan

On July 16, 2012, the Company adopted the Del Frisco’s Restaurant Group, Inc. 2012 Long-Term Equity Incentive Plan (the “2012 Plan”), which allows the Company to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Equity-based awards become exercisable at various periods ranging from one to four years from the date of grant. The 2012 Plan has 2,232,800 shares of common stock authorized for issuance under the plan. There were 1,187,850 shares of common stock issuable upon exercise of outstanding options and 140,704 shares of unvested restricted stock outstanding at  March 22, 2016 with 720,471 shares of common stock available for future grants.

The following table details the Company’s total stock-based compensation cost during the 12 weeks ended March 22, 2016 and March 24, 2015 as well as where the costs were expensed (in thousands):

	12 Weeks Ended
	March 22,	March 24,
	2016	2015
Restaurant operating expenses	$93	$108
General and administrative costs	560	472
Total stock compensation cost	$653	$580

Restricted Stock

The following table summarizes restricted stock activity during the 12 weeks ended March 22, 2016:

	12 Weeks Ended March 22, 2016
	Shares	Weighted average grant date fair value	Aggregate intrinsic value ($000's)
Outstanding at beginning of period	90,379	$19.96
Granted	56,581	16.79
Forfeited	(6,256)	20.30
Outstanding at end of period	140,704	$18.67	2,327

As of March 22, 2016,  there was $2.7 million of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a period of approximately 3.0 years.

Stock Options

The following table summarizes stock option activity during the 12 weeks ended March 22, 2016:

		12 Weeks Ended March 22, 2016
	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value ($000's)
Outstanding at beginning of period	1,221,100	$17.44
Exercised	(10,750)	13.00
Forfeited	(22,500)	19.15
Outstanding at end of period	1,187,850	$17.45	6.9 years	$1,912
Options exercisable at end of period	703,600	$16.77	6.7 years	$1,348

A summary of the status of non-vested stock options as of March 22, 2016 and changes during the 12 weeks ended March 22, 2016 is presented below:

	12 Weeks Ended
	March 22, 2016
	Shares	Weighted average grant-date fair value
Non-vested stock options at beginning of period	506,500	$7.25
Vested	(3,750)	9.99
Forfeited	(18,500)	7.41
Non-vested stock options at end of period	484,250	$7.23

As of March 22, 2016, there was $2.1 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a period of approximately 1.0 year. No stock options were issued under the 2012 Plan during the 12 weeks ended March 22, 2016 or March 24, 2015.

4.	LONG-TERM DEBT

On October 15, 2012,  the Company entered into a credit facility that, as last amended on June 30, 2015, provides for an unsecured revolving credit facility with a credit commitment of $15.0 million,  subject to increases in increments of $5.0 million, with a maximum amount of $30.0 million. The credit facility expires on October 15, 2017. Borrowings under the credit facility bear interest, at the option of the Company, based on (i) a rate of LIBOR plus 1.50% or (ii) the prime rate as defined in the credit facility. The Company is required to pay a commitment fee equal to 0.25% per annum on the available but unused credit facility. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA and minimum fixed charge coverage, both as defined in the credit agreement. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates.

As of March 22, 2016, there were no outstanding borrowings on the Company’s revolving credit facility and the Company had approximately $28.7 million of borrowings available, with $1.3 million in outstanding letters of credit commitments. As of December 29, 2015, there was $4.5 million in outstanding borrowings on the Company’s revolving credit facility. The Company was in compliance with all of the debt covenants as of March 22, 2016 and December 29, 2015.

5.	INCOME TAXES

The effective income tax rate for the 12 weeks ended March 22, 2016 was 31.1%,  compared to 29.8% for the 12 weeks ended March 24, 2015. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 22, 2016 and December 29, 2015, respectively (in thousands):

	Fair Value Measurements
	Level	March 22, 2016	December 29, 2015
Deferred compensation plan investments (included in Other assets)	2	$14,074	$13,955
Deferred compensation plan liabilities (included in Other liabilities)	2	$(13,375)	$(14,083)

There were no transfers among levels within the fair-value hierarchy during the first quarter of fiscal 2016 and fiscal 2015.  The carrying value of the Company’s cash and cash equivalents, receivables and accounts payable approximate fair value due to their short term nature.

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

The following tables present information about reportable segments (in thousands):

	12 Weeks Ended March 22, 2016
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$38,343	$18,901	$23,950	$—	$81,194
Restaurant-level EBITDA	10,713	3,548	3,768	—	18,029
Capital expenditures	1,284	208	1,270	7	2,769
Property and equipment	105,788	47,786	100,641	2,457	256,672

	12 Weeks Ended March 24, 2015
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$36,022	$19,837	$19,243	$—	$75,102
Restaurant-level EBITDA	10,324	3,875	2,923	—	17,122
Capital expenditures	1,455	393	3,303	89	5,240
Property and equipment	94,718	46,231	75,368	2,348	218,665

In addition to using consolidated results in evaluating the Company’s performance and allocating its resources, the Company’s chief operating decision maker uses restaurant-level EBITDA, which is not a measure defined by GAAP. The Company defines restaurant-level EBITDA as operating income before pre-opening costs, general and administrative costs, lease termination and closure costs and depreciation and amortization. Pre-opening costs are excluded because they vary in timing and magnitude and are not related to the health of ongoing operations. General and administrative costs are only included in the Company’s consolidated financial results as they are generally not specifically identifiable to individual operating segments as these costs relate to supporting all of the restaurant operations of the Company and the extension of the Company’s concepts into new markets. Lease termination and closure costs and depreciation and amortization are excluded because they are not ongoing controllable cash expenses, and they are not related to the health of ongoing operations. Property and equipment is the only balance sheet measure used by the Company’s chief operating decision maker in allocating resources. See the table below (in thousands) for a reconciliation of restaurant-level EBITDA to operating income from continuing operations.

	12 Weeks Ended
	March 22, 2016	March 24, 2015
Restaurant-level EBITDA	$18,029	$17,122
Less:
Pre-opening costs	94	267
General and administrative costs	5,750	5,478
Lease termination and closing costs	21	—
Depreciation and amortization	4,285	3,577
Operating income	$7,879	$7,800

8.	COMMITMENTS AND CONTINGENCIES

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

Prior to the acquisition of Lone Star Steakhouse & Saloon, Inc. by Lone Star Fund, the Company’s predecessor guaranteed certain lease payments of certain non-Company restaurants in connection with the leasing of real estate for restaurant locations. As of March 22, 2016, the Company was responsible as guarantor for two of these leases of its former affiliate. The leases expire at various times in 2016. These guarantees will require payment by the Company only in an event of default by the former affiliate where it is unable or unwilling to make the required lease payments. Management believes that the likelihood is remote that material payments will be required under the two guarantees. At March 22, 2016 and December 29, 2015 the maximum potential amount of future lease payments the Company could be required to make as a result of the guarantees was approximately $0.1 million and $0.2 million, respectively.

At each of March 22, 2016 and December 29, 2015, the Company had outstanding letters of credit of  $1.3 million,  which were drawn on the Company’s credit facility (see Note 4,  Long-Term Debt). The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2015, filed March 3, 2016, or the 2015 10-K, as well as other factors that may affect our business, results of operations, or financial condition. Forward looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward looking statements contained in this report will, in fact, transpire.

Overview

Del Frisco’s Restaurant Group develops, owns and operates three contemporary, high-end, complementary restaurants: Del Frisco’s Double Eagle Steak House, or Del Frisco’s, Sullivan’s Steakhouse, or Sullivan’s, and Del Frisco’s Grille, or the Grille. We currently operate 50 restaurants in 23 states and the District of Columbia. Of the 50 restaurants we operated as of the end of the period covered by this report, there were 12 Del Frisco’s restaurants, 18 Sullivan’s restaurants and 20 Grille restaurants. During the 12 weeks ended March 22, 2016, the Company did not open any locations.

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

In general, we believe there are opportunities to open six to eight restaurants annually, generally composed of one Del Frisco’s and five to seven Sullivan’s and/or Grilles, with new openings of our Grille concept likely serving as the primary driver of new unit growth in the near term. However, during 2016, we expect to open two to three Grilles and relocate one Del Frisco’s.

Performance Indicators. We use the following key metrics in evaluating the performance of our restaurants:

•

Comparable Restaurant Sales.  Effective beginning with the first quarter of fiscal 2016, we consider a restaurant to be comparable during the first full fiscal quarter following the eighteenth month of operations. Previously, we considered a restaurant to be comparable during the first full fiscal period following the eighteenth month of operations.  This change in methodology did not result in any material changes in comparable restaurant metrics. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 38 and 33 restaurants at March 22, 2016 and March 24, 2015, respectively.

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

•

Restaurant-Level EBITDA Margin. Restaurant-level EBITDA margin, a non-GAAP financial measure, represents operating income before pre-opening costs, general and administrative costs, lease termination and closing costs and depreciation and amortization as a percentage of revenues. By monitoring and controlling our restaurant-level EBITDA margins, we can gauge the overall profitability of our core restaurant operations. See Note 7,  Segment Reporting in the notes to our condensed consolidated financial statements for additional information on restaurant-level EBITDA.

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

Results of Operations

The following table shows our operating results (in thousands), as well as our operating results as a percentage of revenues, for the 12 weeks ended March 22, 2016 and March 24, 2015.

	12 Weeks Ended
	March 22,		March 24,
	2016		2015
Revenues	$81,194	100.0%	$75,102	100.0%
Costs and expenses:
Costs of sales	23,218	28.6%	21,662	28.8%
Restaurant operating expenses	38,626	47.6%	34,947	46.5%
Marketing and advertising costs	1,321	1.6%	1,371	1.8%
Pre-opening costs	94	0.1%	267	0.4%
General and administrative costs	5,750	7.1%	5,478	7.3%
Lease termination and closing costs	21	0.0%	—	0.0%
Depreciation and amortization	4,285	5.3%	3,577	4.8%
Operating income	7,879	9.7%	7,800	10.4%
Other income (expense), net:
Interest expense, net of capitalized interest	(31)	0.0%	(25)	0.0%
Other	—	0.0%	(89)	-0.1%
Income before income taxes	7,848	9.7%	7,686	10.2%
Income tax expense	2,437	3.0%	2,292	3.1%
Net income	$5,411	6.7%	$5,394	7.2%

Fiscal Quarter Ended March 22, 2016 (12 weeks) Compared to the Fiscal Quarter Ended March 24, 2015 (12 weeks)

The following tables show our operating results (in thousands) by segment, as well as our operating results as a percentage of revenues, for the 12 weeks ended March 22, 2016 and March 24, 2015.

	12 Weeks Ended March 22, 2016
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$38,343	100.0%	$18,901	100.0%	$23,950	100.0%	$81,194	100.0%
Costs and expenses:
Cost of sales	11,397	29.7%	5,566	29.4%	6,255	26.1%	23,218	28.6%
Restaurant operating expenses:
Labor	9,124	23.8%	5,529	29.3%	7,995	33.4%	22,648	27.9%
Operating expenses	3,930	10.2%	2,702	14.3%	3,091	12.9%	9,723	12.0%
Occupancy	2,561	6.7%	1,198	6.3%	2,496	10.4%	6,255	7.7%
Restaurant operating expenses	15,615	40.7%	9,429	49.9%	13,582	56.7%	38,626	47.6%
Marketing and advertising costs	618	1.6%	358	1.9%	345	1.4%	1,321	1.6%
Restaurant-level EBITDA	10,713	27.9%	3,548	18.8%	3,768	15.7%	18,029	22.2%
Pre-opening costs							94	0.1%
General and administrative							5,750	7.1%
Lease termination and closing costs							21	0.0%
Depreciation and amortization							4,285	5.3%
Operating income							$7,879	9.7%

Restaurant operating weeks	144		216		240		600
Average weekly volume	$266		$88		$100		$135

	12 Weeks Ended March 24, 2015
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$36,022	100.0%	$19,837	100.0%	$19,243	100.0%	$75,102	100.0%
Costs and expenses:
Cost of sales	10,733	29.8%	5,826	29.4%	5,103	26.5%	21,662	28.8%
Restaurant operating expenses:
Labor	8,547	23.7%	5,656	28.5%	6,230	32.4%	20,433	27.2%
Operating expenses	3,469	9.6%	2,770	14.0%	2,430	12.6%	8,669	11.5%
Occupancy	2,490	6.9%	1,270	6.4%	2,085	10.8%	5,845	7.8%
Restaurant operating expenses	14,506	40.3%	9,696	48.9%	10,745	55.8%	34,947	46.5%
Marketing and advertising costs	459	1.3%	440	2.2%	472	2.5%	1,371	1.8%
Restaurant-level EBITDA	10,324	28.7%	3,875	19.5%	2,923	15.2%	17,122	22.8%
Pre-opening costs							267	0.4%
General and administrative							5,478	7.3%
Depreciation and amortization							3,577	4.8%
Operating income							$7,800	10.4%

Restaurant operating weeks	132		228		192		552
Average weekly volume	$273		$87		$100		$136

Revenues. Consolidated revenues increased $6.1 million, or 8.1%, to $81.2 million in the first quarter of fiscal 2016 from $75.1 million in the first quarter of fiscal 2015. This increase was primarily driven by $8.8 million in incremental revenue from an additional 84  operating weeks provided by seven new restaurants opened subsequent to the first quarter of fiscal 2015, partially offset by decreased revenue at our comparable restaurants and the loss of 36 operating weeks due to the closing of the Denver Sullivan’s location at the end of the second quarter of 2015 and the Palm Beach and Phoenix Grille locations in the fourth quarter of 2015. Comparable restaurant sales decreased 1.1% for the first quarter of fiscal 2016 driven by a 0.7% decrease in customer counts and a 0.4%  decrease in average check.

Del Frisco’s revenues increased $2.3 million, or 6.4%, to $38.3 million in the first quarter of fiscal 2016 from $36.0 million in the first quarter of fiscal 2015.  The increase in revenues was driven by $2.4 million in incremental revenue from an additional 12 operating weeks provided by one new restaurant opened subsequent to the first quarter of fiscal 2015.  Comparable restaurant sales decreased 0.1% for the first quarter of fiscal 2016, comprised of a 1.0%  decrease in average check, partially offset by a 0.9% increase in customer counts.

Sullivan’s revenues decreased $0.9 million, or 4.7%, to $18.9 million in the first quarter of fiscal 2016 from $19.8 million in the first quarter of fiscal 2015. The decrease in revenues was the result of 12 fewer operating weeks during the first quarter of fiscal 2016, resulting from the closing of the Denver Sullivan’s (which contributed $0.6 million in revenues during the first quarter of 2015) and a decrease in comparable restaurant sales.  Comparable restaurant sales decreased 1.8% for the first quarter of fiscal 2016 driven by a 4.5%  decrease in customer counts, offset by a 2.7% increase in average check.

Grille revenues increased $4.7 million, or 24.5%, to $23.9 million in the first quarter of fiscal 2016 from $19.2 million in the first quarter of fiscal 2015. This increase was primarily driven by $6.5 million in incremental revenue from an additional 72 operating weeks provided by six new restaurants opened subsequent to the first quarter of fiscal 2015, partially offset by 24 fewer operating weeks due to the closing of two restaurants (which contributed $1.3 million in revenues during the first quarter of 2015), as well as a comparable restaurant sales decrease of 2.8% in the first quarter of fiscal 2016, which was comprised of a 4.7% decrease in average check, offset by a  1.9%  increase in customer counts.

Cost of Sales. Consolidated cost of sales increased $1.6 million, or 7.2%, to $23.2 million in the first quarter of fiscal 2016 from $21.7 million in the first quarter of fiscal 2015. This increase was primarily due to an additional 84 operating weeks provided by the opening of seven restaurants subsequent to the first quarter of fiscal 2015, partially offset by the loss of 36 operating weeks due to the closing of the Denver Sullivan’s in the second quarter of fiscal 2015 and the Palm Beach and Phoenix Grille locations in the fourth quarter of 2015. As a percentage of consolidated revenues, consolidated cost of sales decreased to 28.6% during the first quarter of fiscal 2016 from 28.8% in the first quarter of fiscal 2015.

As a percentage of revenues, Del Frisco’s cost of sales decreased to 29.7% during the first quarter of fiscal 2016 from 29.8% in the first quarter of fiscal 2015.  This decrease in cost of sales, as a percentage of revenues, was primarily due to lower beef and seafood costs.

As a percentage of revenues, Sullivan’s  cost of sales remained at 29.4% during the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015.

As a percentage of revenues, Grille cost of sales decreased to 26.1% during the first quarter of fiscal 2016 from 26.5% in the first quarter of fiscal 2015.  This decrease in cost of sales, as a percentage of revenues, was primarily due to decreased beef and seafood costs.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $3.7 million, or 10.5%, to $38.6 million in the first quarter of fiscal 2016 from $34.9 million in the first quarter of fiscal 2015.  This increase was primarily due to an additional 84 operating weeks provided by the opening of seven restaurants subsequent to the first quarter of fiscal 2015, partially offset by the loss of 36 operating weeks due to the closing of the Denver Sullivan’s in the second quarter of fiscal 2015 and the Palm Beach and Phoenix Grille locations in the fourth quarter of 2015. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 47.6% in the first quarter of fiscal 2016 from 46.5% in the first quarter of fiscal 2015.

As a percentage of revenues, Del Frisco’s restaurant operating expenses increased to 40.7% during the first quarter of fiscal 2016 from 40.3% during the first quarter of fiscal 2015.  This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher labor and benefits costs, operating costs and occupancy costs related to new openings as well as the deleveraging effect of certain fixed and semi-variable costs in relation to reduced comparable sales in certain locations.

As a percentage of revenues, Sullivan’s restaurant operating expenses increased to 49.9% during the first quarter of fiscal 2016 from 48.9% in the first quarter of fiscal 2015. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher labor and benefits costs and other restaurant operating expenses.

As a percentage of revenues, Grille restaurant operating expenses increased to 56.7% during the first quarter of fiscal 2016 from 55.8% in the first quarter of fiscal 2015. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher labor and benefits costs and higher occupancy costs, partially offset by lower other restaurant operating expenses.

Marketing and Advertising Costs. Consolidated marketing and advertising costs decreased $0.1 million, or 3.6%, to $1.3 million in the first quarter of fiscal 2016 from $1.4 million in the first quarter of fiscal 2015. As a percentage of consolidated revenues, consolidated marketing and advertising costs decreased to 1.6% in the first quarter of fiscal 2016 from 1.8% in the first quarter of fiscal 2015.

As a percentage of revenues, Del Frisco’s marketing and advertising costs increased to 1.6% during the first quarter of fiscal 2016 from 1.3% in the first quarter of fiscal 2015.  Marketing and advertising costs, as a percentage of revenues, increased primarily due to higher print media and other marketing costs.

As a percentage of revenues, Sullivan’s marketing and advertising costs decreased to 1.9% during the first quarter of fiscal 2016 from 2.2% in first quarter of fiscal 2015.  Marketing and advertising costs, as a percentage of revenues, decreased primarily due to lower outdoor advertising and other marketing costs.

As a percentage of revenues, Grille marketing and advertising costs decreased to 1.4% during the first quarter of fiscal 2016 compared to 2.5% in the first quarter of fiscal 2015.  The decrease in marketing and advertising costs, as a percentage of revenues, was primarily due to lower print media, outdoor advertising and other marketing costs.

Pre-opening Costs. Pre-opening costs decreased by $0.2 million to $0.1 million in the first quarter of fiscal 2016 from $0.3 million in the first quarter of fiscal 2015 due primarily the timing of new restaurants under construction versus the prior year comparable period. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.

General and Administrative Costs. General and administrative costs increased $0.3 million,  or 5.0%, to $5.8 million in the first quarter of fiscal 2016 from $5.5 million in the first quarter of fiscal 2015. This increase was primarily related to additional costs related to growth in the number of corporate and regional management-level personnel to support recent and anticipated growth. As a percentage of revenues, general and administrative costs decreased slightly to 7.1% in the first quarter of fiscal 2016 compared to 7.3% in the first quarter of fiscal 2015. General and administrative costs are expected to continue to increase as a result of costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.

Lease Termination and Closing Costs. During the first quarter of fiscal 2016, we incurred approximately $21,000 in charges related to previously closed locations.  No such charges were incurred in the comparable period in fiscal 2015.

Depreciation and Amortization. Depreciation  and amortization increased $0.7 million, or 19.8%, to $4.3 million in the first quarter of fiscal 2016 from $3.6 million in the first quarter of fiscal 2015.  The increase in depreciation and amortization expense primarily resulted from new assets placed in service during 2015 and the first quarter of fiscal 2016 as well as from existing restaurants that were remodeled during 2015.

Income Tax Expense. The effective income tax rate for the first quarter of fiscal 2016 was 31.1% compared to 29.8% for the first quarter of fiscal 2015. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses.

Liquidity and Capital Resources

Our principal liquidity requirements are our lease obligations and capital expenditure needs. We expect to finance our operations for at least the next several years, including costs of opening currently planned new restaurants, through cash provided by operations and borrowings available under our credit facility. However, we cannot be sure that these sources will be sufficient to finance our operations, and we may seek additional financing in the future. As of March 22, 2016, we had cash and cash equivalents of approximately $2.1 million.

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

The following table presents a summary of our cash flows for the 12 weeks ended March 22, 2016 and March 24, 2015 (in thousands):

	12 Weeks Ended
	March 22,	March 24,
	2016	2015
Net cash provided by operating activities	$5,265	$10,510
Net cash used in investing activities	(4,028)	(7,195)
Net cash used in financing activities	(4,360)	—
Net (decrease) increase in cash and cash equivalents	$(3,123)	$3,315

Operating Activities. Net cash flows provided by operating activities decreased $5.2 million during the 12 weeks ended March 22, 2016 as compared to the 12 weeks ended March 24, 2015, primarily due to a $5.6 million decrease related to the timing of payables, a $2.1 million decrease in deferred rent obligations and a $0.3 million decrease in inventory, offset by a $1.1 million increase in other liabilities, a $0.8 million increase in income taxes, a $0.7 million increase in depreciation and amortization and a $0.5 million increase related to prepaid expenses and other assets.

Investing Activities. Net cash used in investing activities for the 12 weeks ended March 22, 2016 was $4.0 million, consisting primarily of purchases of property and equipment. These purchases primarily related to construction of one Grille and one Del Frisco’s restaurant.  Net cash used in investing activities for the 12 weeks ended March 24, 2015 was $7.2 million, consisting primarily of purchases of property and equipment. These purchases primarily related to construction of two Grille restaurants and one Del Frisco’s in progress at the end of the period and remodel activity of existing restaurants.

Financing Activities.  Net cash used in financing activities for the 12 weeks ended March 22, 2016 was $4.4 million, which was primarily due to $4.5 million of payments on the outstanding balance under our credit facility, offset by $0.1 million of proceeds from the exercise of stock options.  There was no cash provided by or used in financing activities for the 12 weeks ended March 24, 2015.

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

Credit Facility.  See Note 4, Long-Term Debt in the notes to our condensed consolidated financial statements for information regarding our credit facility.

We believe that net cash provided by operating activities and available borrowings under our credit facility will be sufficient to fund currently anticipated working capital, planned capital expenditures and debt service requirements for the next 24 months. We regularly review acquisitions and other strategic opportunities, which may require additional debt or equity financing.

Common Stock Repurchase Program. On October 14, 2014, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $25 million of our common stock through the period ending on October 14, 2017. Under this program, we may from time to time purchase our outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares. As of March 22, 2016, we had repurchased 189,027 shares of our common stock at an aggregate cost of approximately $3.0 million under this program.

There was no common stock repurchase activity during the 12 weeks ended March 22, 2016.

Off-Balance Sheet Arrangements

Prior to the acquisition of Lone Star Steakhouse & Saloon, Inc. by Lone Star Fund, the Company’s predecessor guaranteed certain lease payments of certain non-Company restaurants in connection with the leasing of real estate for restaurant locations. See Note 8, Commitments and Contingencies in the notes to our condensed consolidated financial statements for information regarding these guarantees.

Summary of Significant Accounting Policies

The effects of new accounting pronouncements are discussed in Note 1,  Business and Basis of Presentation in the notes to our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings available under our credit facility, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. As of March 22, 2016, there were no outstanding borrowings on the Company’s revolving credit facility. Holding other variables constant, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $10,000 per $1.0 million of outstanding debt.

Commodity Price Risk

We are exposed to market price fluctuations in beef, seafood, produce and other food product prices. Given the historical volatility of beef, seafood, produce and other food product prices, these fluctuations can materially impact our food and beverage costs. While we have taken steps to qualify multiple suppliers who meet our standards as suppliers for our restaurants and enter into agreements with suppliers for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate due to weather and other market conditions outside of our control. We are currently unable to contract for some of our commodities, such as fresh seafood and certain produce, for periods longer than one week. Consequently, such commodities can be subject to unforeseen supply and cost fluctuations. Dairy costs can also fluctuate due to government regulation. Because we typically set our menu prices in advance of our food product prices, our menu prices cannot immediately take into account changing costs of food items. To the extent that we are unable or unwilling to pass the increased costs on to our customers through price increases, our results of operations would be adversely affected. We do not use financial instruments to hedge our risk to market price fluctuations in beef, seafood, produce and other food product prices at this time.

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

There have been no material changes from our risk factors as previously reported in our 2015 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 14, 2014, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $25 million of its common stock through the period ending on October 14, 2017. Under this program, we may from time to time purchase our outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares. As of March 22, 2016, we had repurchased 189,027 shares of our common stock at an aggregate cost of approximately $3.0 million under this program.

There was no common stock repurchase activity during the fiscal quarter ended March 22, 2016.

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

Date: April 26, 2016

Del Frisco’s Restaurant Group, Inc.

By:	/s/ Mark S. Mednansky
Mark S. Mednansky
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Thomas J. Pennison, Jr.
Thomas J. Pennison, Jr.
Chief Financial Officer, (Principal Financial Officer)