Form 10-Q
period 2016-06-14
Del Frisco's Restaurant Group, Inc.
filed 2016-07-21
CIK 1415301

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

_______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 14, 2016

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

As of July 20, 2016, the latest practicable date, 23,352,814 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

Table of Contents:

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share data)

	June 14,	December 29,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,635	$5,176
Inventory	16,193	17,308
Income taxes receivable	4,315	5,487
Prepaid expenses and other assets	5,557	9,026
Total current assets	30,700	36,997
Property and equipment, net of accumulated depreciation of $79,064 and $70,759 at June 14, 2016 (unaudited) and December 29, 2015, respectively	186,239	183,191
Goodwill	75,365	75,365
Intangible assets, net	37,418	36,865
Other assets	14,568	14,237
Total assets	$344,290	$346,655

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	9,939	16,486
Deferred revenue	13,555	17,635
Other current liabilities	15,008	13,266
Total current liabilities	38,502	47,387
Long-term debt	—	4,500
Deferred rent obligations	34,325	34,336
Deferred income taxes	16,578	16,550
Other liabilities	15,932	16,183
Total liabilities	105,337	118,956
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at June 14, 2016 (unaudited) or December 29, 2015	—	—
Common stock, $0.001 par value, 190,000,000 shares authorized, 24,007,337 shares issued and 23,352,814 shares outstanding at June 14, 2016 (unaudited) and 23,967,692 shares issued and 23,313,169 shares outstanding at December 29, 2015	24	24
Treasury stock at cost: 654,523 shares at June 14, 2016 (unaudited) and December 29, 2015	(13,000)	(13,000)
Additional paid in capital	139,000	137,601
Retained earnings	112,929	103,074
Total stockholders' equity	238,953	227,699
Total liabilities and stockholders' equity	$344,290	$346,655

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income—Unaudited

(Dollars in thousands, except per share data)

	12 Weeks Ended		24 Weeks Ended
	June 14,	June 16,	June 14,	June 16,
	2016	2015	2016	2015
Revenues	$79,916	$73,776	$161,110	$148,878
Costs and expenses:
Costs of sales	22,637	21,276	45,855	42,938
Restaurant operating expenses	38,017	34,260	76,643	69,207
Marketing and advertising costs	2,133	1,746	3,454	3,117
Pre-opening costs	591	1,479	685	1,746
General and administrative costs	6,030	5,908	11,780	11,386
Lease termination and closing costs	20	—	41	—
Depreciation and amortization	4,163	3,613	8,448	7,190
Operating income	6,325	5,494	14,204	13,294
Other income (expense), net:
Interest expense, net of capitalized interest	(24)	(7)	(55)	(32)
Other	(5)	(88)	(5)	(177)
Net income before income taxes	6,296	5,399	14,144	13,085
Income tax expense	1,852	1,686	4,289	3,978
Net income	$4,444	$3,713	$9,855	$9,107

Basic earnings per common share	$0.19	$0.16	$0.42	$0.39
Diluted earnings per common share	$0.19	$0.16	$0.42	$0.39

Shares used in computing earnings per common share:
Basic	23,349,718	23,445,716	23,332,397	23,444,381
Diluted	23,436,983	23,672,028	23,418,735	23,599,213

Comprehensive income	$4,444	$3,713	$9,855	$9,107

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity—Unaudited

(Dollars in thousands)

	Common Stock		Additional Paid	Treasury	Retained
	Shares	Par Value	In Capital	Stock	Earnings	Total

Balance at December 29, 2015	23,313,169	$24	$137,601	$(13,000)	$103,074	$227,699
Net income	—	—	—	—	9,855	9,855
Share-based compensation costs	—	—	1,340	—	—	1,340
Stock option exercises, including tax effects	10,750	—	140	—	—	140
Shares issued under stock compensation plan, net of shares withheld for tax effects	28,895	—	(81)	—	—	(81)
Balance at June 14, 2016	23,352,814	$24	$139,000	$(13,000)	$112,929	$238,953

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Dollars in thousands)

	24 Weeks Ended
	June 14,	June 16,
	2016	2015
Cash flows from operating activities:
Net income	$9,855	$9,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,448	7,190
Loss on disposal of restaurant property	—	25
Loan cost amortization	1	8
Non-cash equity based compensation	1,386	1,382
Deferred income taxes	(18)	(282)
Amortization of deferred lease incentives	(496)	(475)
Changes in operating assets and liabilities:
Inventory	1,115	924
Prepaid expenses and other assets	3,286	3,467
Accounts payable	(4,733)	(865)
Income taxes	1,172	658
Deferred rent obligations	(1,469)	1,009
Deferred revenue	(4,080)	(3,726)
Other liabilities	3,096	894
Net cash provided by operating activities	17,563	19,316

Cash flows from investing activities:
Purchase of trade name	(400)	—
Purchases of property and equipment	(13,263)	(21,044)
Other investing activities	—	35
Net cash used in investing activities	(13,663)	(21,009)

Cash flows from financing activities:
Net payments of credit facility	(4,500)	—
Cash settlement for share-based awards	(81)	—
Proceeds from exercise of stock options	140	101
Net cash (used in) provided by financing activities	(4,441)	101

Net change in cash and cash equivalents	(541)	(1,592)
Cash and cash equivalents at beginning of period	5,176	3,520
Cash and cash equivalents at end of period	$4,635	$1,928

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$54	$43
Income taxes	$3,203	$1,778
Capital expenditures included in accounts payable at end of period	$183	$1,425
Non cash operating and investing activities:
Acquisition of trade name financed by current liabilities	$200	—

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

1.	BUSINESS AND BASIS OF PRESENTATION

As of June 14, 2016, Del Frisco’s Restaurant Group, Inc. (the “Company”) owned and operated 50 restaurants under the concept names of Del Frisco’s Double Eagle Steak House (“Del Frisco’s”), Sullivan’s Steakhouse (“Sullivan’s”), and Del Frisco’s Grille (“Grille”). Of the 50 restaurants the Company operated at the end of the period covered by this report, there were 12 Del Frisco’s restaurants, 18 Sullivan’s restaurants and 20 Grille restaurants in operation in 23 states and the District of Columbia.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the 24 weeks ended June 14, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2016. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2015 filed with the SEC on March 3, 2016 (the “2015 10-K”).

The Company operates on a 52- or 53-week fiscal year ending the last Tuesday in December. The fiscal quarters ended June 14, 2016 and June 16, 2015 each contained 12 weeks and are referred to herein as the second quarter of fiscal year 2016 and the second quarter of fiscal year 2015, respectively. Fiscal year 2016 will be a 52-week fiscal year as was fiscal year 2015.

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

Intangible Assets

On March 17, 2016, the Company entered into an agreement to obtain and clarify ownership of all naming rights for Del Frisco’s in certain counties of Kentucky, Indiana and Ohio for aggregate consideration of $600,000.  Under the terms of the agreement, the Company made a payment of $400,000 in April 2016, with the remaining $200,000 to be paid in two equal installments on August 1, 2016 and August 1, 2017. This intangible asset has been recorded as a trade name with an indefinite life.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which will supersede Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. In August 2015, the FASB deferred the effective date of this new standard by one year. A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on an amount that depicts the consideration to which the entity expects to be entitled in exchange for each of those goods and services. For a contract that involves more than one performance obligation, the entity must (a) determine or, if necessary, estimate the standalone selling price at inception of the contract for the distinct goods or services underlying each performance obligation and (b) allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices. In addition, under the new guidance, an entity should recognize revenue when (or as) it satisfies each performance obligation under the contract by transferring the promised good or service to the customer. A good or service is deemed transferred when (or as) the customer obtains control of that good or service. The new standard permits the use of either the retrospective or cumulative effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted, but no earlier than fiscal years beginning after December 16, 2016. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory, which is intended to limit the alternative methods available for valuing inventory. The new guidance does not apply to inventory currently measured using the last-in-first-out (LIFO) or the retail inventory valuation methods. Under the new standard, inventory valued using other methods, including the first-in-first-out (FIFO) method, must be valued at the lower of cost or net realizable value. This new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the impact of adopting this ASU to be material to the Company’s financial statements and related disclosures.

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

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients. This ASU is intended to clarify two aspects of Topic 606: first, assessing the collectability criterion, options for the presentation of sales and similar taxes, noncash consideration, transition contract modifications, transition contract completion and secondly, technical corrections. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted, but no earlier than fiscal years beginning after December 16, 2016. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

2.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) data is computed based on the weighted average number of shares of common stock outstanding during the periods. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the 12 and 24 weeks ended June 14, 2016 excludes 189,054 and 130,729 shares of restricted stock, respectively, and options to purchase 634,177 and 643,923 shares of common stock, respectively,  which were outstanding during the period, but were antidilutive. Diluted EPS for the 12 and 24 weeks ended June 16, 2015 excludes options to purchase 760,457 and 829,332 shares of common stock, respectively, which were outstanding during the period but were antidilutive.

(dollars in thousands, except per share data)

	12 Weeks Ended		24 Weeks Ended
	June 14,	June 16,	June 14,	June 16,
	2016	2015	2016	2015
Net income	$4,444	$3,713	$9,855	$9,107
Shares:
Weighted average number of common shares outstanding	23,349,718	23,445,716	23,332,397	23,444,381
Dilutive shares	87,265	226,312	86,338	154,832
Total Diluted Shares	23,436,983	23,672,028	23,418,735	23,599,213

Basic earnings per common share	$0.19	$0.16	$0.42	$0.39
Diluted earnings per common share	$0.19	$0.16	$0.42	$0.39

3.	STOCK-BASED EMPLOYEE COMPENSATION

2012 Long-Term Equity Incentive Plan

On July 16, 2012, the Company adopted the Del Frisco’s Restaurant Group, Inc. 2012 Long-Term Equity Incentive Plan (the “2012 Plan”), which allows the Company to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Equity-based awards vest or become exercisable at various periods ranging from one to four years from the date of grant. The 2012 Plan has 2,232,800 shares of common stock authorized for issuance under the plan. There were 1,168,600 shares of common stock issuable upon exercise of outstanding options and 202,043 shares of unvested restricted stock outstanding at  June 14, 2016 with 644,562 shares of common stock available for future grants.

The following table details the Company’s total stock-based compensation cost during the 12 and 24 weeks ended June 14, 2016 and June 16, 2015 as well as where the costs were expensed (in thousands):

	12 Weeks Ended		24 Weeks Ended
	June 14,	June 16,	June 14,	June 16,
	2016	2015	2016	2015
Restaurant operating expenses	$103	$115	$197	$223
General and administrative costs	632	687	1,189	1,159
Total stock compensation cost	$735	$802	$1,386	$1,382

Restricted Stock

The following table summarizes restricted stock activity during the 24 weeks ended June 14, 2016:

	24 Weeks Ended June 14, 2016
	Shares	Weighted average grant date fair value	Aggregate intrinsic value ($000's)
Outstanding at beginning of period	90,379	$19.96
Granted	153,229	16.54
Vested	(33,820)	20.30
Forfeited	(7,745)	19.63
Outstanding at end of period	202,043	$17.33	$3,150

As of June 14, 2016,  there was $3.0 million of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a period of approximately 3.2 years.

Stock Options

The following table summarizes stock option activity during the 24 weeks ended June 14, 2016:

	24 Weeks Ended June 14, 2016
	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value ($000's)
Outstanding at beginning of period	1,221,100	$17.44
Granted	—	—
Exercised	(10,750)	13.00
Forfeited	(41,750)	19.89
Outstanding at end of period	1,168,600	$17.40	6.7 years	$1,399
Options exercisable at end of period	698,100	$16.69	6.6 years	$986

A summary of the status of non-vested stock options as of June 14, 2016 and changes during the 24 weeks ended June 14, 2016 is presented below:

	24 Weeks Ended
	June 14, 2016
	Shares	Weighted average grant-date fair value
Non-vested stock options at beginning of period	506,500	$7.25
Vested	(11,250)	7.99
Forfeited	(24,750)	7.64
Non-vested stock options at end of period	470,500	$7.22

As of June 14, 2016, there was $1.5 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a period of approximately 1.1 years.

4.	LONG-TERM DEBT

On October 15, 2012,  the Company entered into a credit facility that, as last amended on June 30, 2015, provides for an unsecured credit facility with a credit commitment of $25.0 million,  subject to increases in increments of $5.0 million, with a maximum amount of $30.0 million. The credit facility expires on October 15, 2017.  Borrowings under the credit facility bear interest, at the option of the Company, based on (i) LIBOR plus 1.50% or (ii) the prime rate as defined in the credit facility. The Company is required to pay a commitment fee equal to 0.25% per annum on the available but unused credit facility. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA and minimum fixed charge coverage, both as defined in the credit agreement. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates.

As of June 14, 2016, there were no outstanding borrowings on the Company’s credit facility and the Company had approximately $28.8 million of borrowings available, with $1.2 million in outstanding letters of credit commitments. As of December 29, 2015, there was $4.5 million in outstanding borrowings on the Company’s credit facility. The Company was in compliance with all of the financial debt covenants as of June 14, 2016 and December 29, 2015.

5.	INCOME TAXES

The effective income tax rate for the 12 and 24 weeks ended June 14, 2016 was 29.4% and 30.3%, respectively,  compared to 31.2% and 30.4% for the 12 and 24 weeks ended June 16, 2015. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 14, 2016 and December 29, 2015, respectively (in thousands):

	Fair Value Measurements
	Level	June 14, 2016	December 29, 2015
Deferred compensation plan investments (included in Other assets)	2	$14,287	$13,955
Deferred compensation plan liabilities (included in Other liabilities)	2	$(13,527)	$(14,083)

There were no transfers among levels within the fair-value hierarchy during the first two quarters of fiscal 2016 and fiscal 2015.  The carrying value of the Company’s cash and cash equivalents, receivables and accounts payable approximate fair value due to their short term nature.

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

The following tables present information about reportable segments (in thousands):

	12 Weeks Ended June 14, 2016
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$37,945	$17,575	$24,396	$—	$79,916
Restaurant-level EBITDA	10,692	2,642	3,795	—	17,129
Capital expenditures	3,898	388	4,356	40	8,682
Property and equipment	109,652	48,156	104,997	2,498	265,303

	12 Weeks Ended June 16, 2015
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$37,175	$17,477	$19,124	$—	$73,776
Restaurant-level EBITDA	11,129	2,385	2,980	—	16,494
Capital expenditures	4,192	985	9,174	29	14,380
Property and equipment	98,907	45,846	84,542	2,376	231,671

	24 Weeks Ended June 14, 2016
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$76,288	$36,476	$48,346	$—	$161,110
Restaurant-level EBITDA	21,405	6,190	7,563	—	35,158
Capital expenditures	5,182	596	5,626	47	11,451
Property and equipment	109,652	48,156	104,997	2,498	265,303

	24 Weeks Ended June 16, 2015
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$73,196	$37,315	$38,367	$—	$148,878
Restaurant-level EBITDA	21,451	6,262	5,903	—	33,616
Capital expenditures	5,647	1,378	12,477	118	19,620
Property and equipment	98,907	45,846	84,542	2,376	231,671

In addition to using consolidated results in evaluating the Company’s performance and allocating its resources, the Company’s chief operating decision maker uses restaurant-level EBITDA, which is not a measure defined by GAAP. The Company defines restaurant-level EBITDA as net income before income taxes, other income (expenses), net, pre-opening costs, general and administrative costs, lease termination and closure costs and depreciation and amortization. Pre-opening costs are excluded because they vary in timing and magnitude and are not related to the health of ongoing operations. General and administrative costs are only included in the Company’s consolidated financial results as they are generally not specifically identifiable to individual operating segments as these costs relate to supporting all of the restaurant operations of the Company and the extension of the Company’s concepts into new markets. Lease termination and closure costs and depreciation and amortization are excluded because they are not ongoing controllable cash expenses, and they are not related to the health of ongoing operations. Property and equipment is the only balance sheet measure used by the Company’s chief operating decision maker in allocating resources.

The following table reconciles restaurant-level EBITDA to net income (in thousands).

	12 Weeks Ended		24 Weeks Ended
	June 14, 2016	June 16, 2015	June 14, 2016	June 16, 2015
Restaurant-level EBITDA	$17,129	$16,494	$35,158	$33,616
Less:
Pre-opening costs	591	1,479	685	1,746
General and administrative costs	6,030	5,908	11,780	11,386
Lease termination and closing costs	20	—	41	—
Depreciation and amortization	4,163	3,613	8,448	7,190
Operating income	6,325	5,494	14,204	13,294
Less:
Interest expense, net of capitalized interest	24	7	55	32
Other	5	88	5	177
Net income before income taxes	6,296	5,399	14,144	13,085
Less income tax expense	1,852	1,686	4,289	3,978
Net income	$4,444	$3,713	$9,855	$9,107

8.	COMMITMENTS AND CONTINGENCIES

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

Prior to the acquisition of Lone Star Steakhouse & Saloon, Inc. by Lone Star Fund, the Company’s predecessor guaranteed certain lease payments of certain non-Company restaurants in connection with the leasing of real estate for restaurant locations. As of June 14, 2016, the Company was responsible as guarantor for one remaining lease of its former affiliate. The lease expires at the end of 2016. This guarantee will require payment by the Company only in an event of default by the former affiliate where it is unable or unwilling to make the required lease payments. Management believes that the likelihood is remote that material payments will be required under the guarantee. At June 14, 2016 and December 29, 2015 the maximum potential amount of future lease payments the Company could be required to make as a result of the guarantees was approximately $0.1 million  and $0.2 million, respectively.

At June 14, 2016 and December 29, 2015, the Company had outstanding letters of credit of $1.2 million and $1.3 million, respectively, which were drawn on the Company’s credit facility (see Note 4,  Long-Term Debt). The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions.

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

In general, we believe there are opportunities to open four to six restaurants annually, generally composed of one Del Frisco’s and three to five Sullivan’s and/or Grilles, with new openings of our Grille concept likely serving as the primary driver of new unit growth in the near term. During 2016, we expect to open three Grille restaurants and relocate one Del Frisco’s restaurant.

Performance Indicators. We use the following key metrics in evaluating the performance of our restaurants:

•

Comparable Restaurant Sales.  Effective beginning with the first quarter of fiscal 2016, we consider a restaurant to be comparable during the first full fiscal quarter following the eighteenth month of operations. Previously, we considered a restaurant to be comparable during the first full fiscal period following the eighteenth month of operations.  This change in methodology did not result in any material changes in comparable restaurant metrics. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable restaurant sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 40 and 34 restaurants at June 14, 2016 and June 16, 2015, respectively.

•

Average Check. Average check is calculated by dividing total restaurant sales by customer counts for a given time period. Average check is influenced by menu prices and menu mix. Management uses this indicator to analyze trends in customers’ preferences, the effectiveness of menu changes and price increases and per customer expenditures.

•

Average Weekly Volume. Average weekly volume, or AWV, consists of the average weekly sales of our restaurants over a certain period of time. This measure is calculated by dividing total revenues within a period by the number of restaurants’ operating weeks during the relevant period. This indicator assists management in measuring changes in customer traffic, pricing and development of our concepts.

•	Customer Counts. Customer counts are measured by the number of entrées ordered at our restaurants over a given time period.

•

Restaurant-Level EBITDA Margin. Restaurant-level EBITDA margin, a non-GAAP financial measure, represents net income before income taxes, other income (expenses), net, pre-opening costs, general and administrative costs, lease termination and closing costs and depreciation and amortization as a percentage of revenues. By monitoring and controlling our restaurant-level EBITDA margins, we can gauge the overall profitability of our core restaurant operations. See Note 7,  Segment Reporting in the notes to our condensed consolidated financial statements for additional information on restaurant-level EBITDA.

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

Results of Operations

The following table shows our operating results (in thousands), as well as our operating results as a percentage of revenues, for the 12 and 24 weeks ended June 14, 2016 and June 16, 2015.

	12 Weeks Ended				24 Weeks Ended
	June 14,		June 16,		June 14,		June 16,
	2016		2015		2016		2015
Revenues	$79,916	100.0%	$73,776	100.0%	$161,110	100.0%	$148,878	100.0%
Costs and expenses:
Costs of sales	22,637	28.3%	21,276	28.8%	45,855	28.5%	42,938	28.8%
Restaurant operating expenses	38,017	47.6%	34,260	46.4%	76,643	47.6%	69,207	46.5%
Marketing and advertising costs	2,133	2.7%	1,746	2.4%	3,454	2.1%	3,117	2.1%
Pre-opening costs	591	0.7%	1,479	2.0%	685	0.4%	1,746	1.2%
General and administrative costs	6,030	7.5%	5,908	8.0%	11,780	7.3%	11,386	7.6%
Lease termination and closing costs	20	0.0%	—	0.0%	41	0.0%	—	0.0%
Depreciation and amortization	4,163	5.2%	3,613	4.9%	8,448	5.2%	7,190	4.8%
Operating income	6,325	7.9%	5,494	7.4%	14,204	8.8%	13,294	8.9%
Other income (expense), net:
Interest expense, net of capitalized interest	(24)	0.0%	(7)	0.0%	(55)	0.0%	(32)	0.0%
Other	(5)	0.0%	(88)	-0.1%	(5)	0.0%	(177)	-0.1%
Income before income taxes	6,296	7.9%	5,399	7.3%	14,144	8.8%	13,085	8.8%
Income tax expense	1,852	2.3%	1,686	2.3%	4,289	2.7%	3,978	2.7%
Net income	$4,444	5.6%	$3,713	5.0%	$9,855	6.1%	$9,107	6.1%

Fiscal Quarter Ended June 14, 2016 (12 weeks) Compared to the Fiscal Quarter Ended June 16, 2015 (12 weeks)

The following tables show our operating results (in thousands) by segment, as well as our operating results as a percentage of revenues, for the 12 weeks ended June 14, 2016 and June 16, 2015.

	12 Weeks Ended June 14, 2016
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$37,945	100.0%	$17,575	100.0%	$24,396	100.0%	$79,916	100.0%
Costs and expenses:
Cost of sales	11,236	29.6%	5,215	29.7%	6,186	25.4%	22,637	28.3%
Restaurant operating expenses:
Labor	8,430	22.2%	5,237	29.8%	7,836	32.1%	21,503	26.9%
Operating expenses	4,395	11.6%	2,612	14.9%	3,266	13.4%	10,273	12.9%
Occupancy	2,371	6.2%	1,289	7.3%	2,581	10.6%	6,241	7.8%
Restaurant operating expenses	15,196	40.0%	9,138	52.0%	13,683	56.1%	38,017	47.6%
Marketing and advertising costs	821	2.2%	580	3.3%	732	3.0%	2,133	2.7%
Restaurant-level EBITDA	$10,692	28.2%	$2,642	15.0%	$3,795	15.6%	$17,129	21.4%

Restaurant operating weeks	144		216		240		600
Average weekly volume	$264		$81		$102		$133

	12 Weeks Ended June 16, 2015
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$37,175	100.0%	$17,477	100.0%	$19,124	100.0%	$73,776	100.0%
Costs and expenses:
Cost of sales	11,004	29.6%	5,366	30.7%	4,906	25.7%	21,276	28.8%
Restaurant operating expenses:
Labor	8,295	22.3%	5,303	30.3%	5,949	31.1%	19,547	26.5%
Operating expenses	3,607	9.7%	2,719	15.6%	2,512	13.1%	8,838	12.0%
Occupancy	2,525	6.8%	1,168	6.7%	2,182	11.4%	5,875	8.0%
Restaurant operating expenses	14,427	38.8%	9,190	52.6%	10,643	55.7%	34,260	46.4%
Marketing and advertising costs	615	1.7%	536	3.1%	595	3.1%	1,746	2.4%
Restaurant-level EBITDA	$11,129	29.9%	$2,385	13.6%	$2,980	15.6%	$16,494	22.4%

Restaurant operating weeks	132		226		195		553
Average weekly volume	$282		$77		$98		$133

Revenues. Consolidated revenues increased $6.1 million, or 8.3%, to $79.9 million in the second quarter of fiscal 2016 from $73.8 million in the second quarter of fiscal 2015. This increase was primarily driven by $7.9 million in incremental revenue from an additional 81  operating weeks provided by seven new restaurants opened during and subsequent to the second quarter of fiscal 2015, partially offset by decreased revenue at our comparable restaurants and the loss of 34 operating weeks due to the closing of the Denver Sullivan’s restaurant at the end of the second quarter of 2015 and the Palm Beach and Phoenix Grille restaurants in the fourth quarter of 2015. Comparable restaurant sales decreased 0.7% for the second quarter of fiscal 2016 driven by a 0.7%  decrease in average check, while customer counts were flat. During the second quarter of 2016, comparable restaurant sales experienced a 140 basis point drag from three locations most affected by energy-related challenges.

Del Frisco’s revenues increased $0.8 million, or 2.1%, to $37.9 million in the second quarter of fiscal 2016 from $37.2 million in the second quarter of fiscal 2015.  The increase in revenues was driven by $1.5 million in incremental revenue from an additional 12 operating weeks provided by one new restaurant opened subsequent to the second quarter of fiscal 2015, partially offset by a decrease in comparable restaurant sales.  Comparable restaurant sales decreased 1.9% for the second quarter of fiscal 2016, comprised of a 0.7%  decrease in average check and a 1.2%  decrease in customer counts.

Sullivan’s revenues increased $0.1 million, or 0.6%, to $17.6 million in the second quarter of fiscal 2016 from $17.5 million in the second quarter of fiscal 2015. The increase in revenues was due to a 2.9% increase in comparable restaurant sales driven by a 1.8% increase in customer counts and a 1.1% increase in average check. This increase was partially offset by 10 fewer operating weeks during the second quarter of fiscal 2016, resulting from the closing of the Denver Sullivan’s restaurant (which contributed $0.5 million in revenues during the second quarter of 2015).

Grille revenues increased $5.3 million, or 27.6%, to $24.4 million in the second quarter of fiscal 2016 from $19.1 million in the second quarter of fiscal 2015. This increase was primarily driven by $6.4 million in incremental revenue from an additional 69 operating weeks provided by six new restaurants opened during and subsequent to the second quarter of fiscal 2015, partially offset by 24 fewer operating weeks due to the closing of two restaurants (which contributed $0.8 million in revenues during the second quarter of 2015), as well as a comparable restaurant sales decrease of 2.0% in the second quarter of fiscal 2016, which was comprised of a 1.7% decrease in average check and  a 0.3%  decrease in customer counts.

Cost of Sales. Consolidated cost of sales increased $1.4 million, or 6.4%, to $22.6 million in the second quarter of fiscal 2016 from $21.3 million in the second quarter of fiscal 2015. This increase was primarily due to a net additional 47 operating weeks provided by the opening of seven restaurants during and subsequent to the second quarter of fiscal 2015. As a percentage of consolidated revenues, consolidated cost of sales decreased to 28.3% during the second quarter of fiscal 2016 from 28.8% in the second quarter of fiscal 2015.

As a percentage of revenues, Del Frisco’s cost of sales remained at 29.6% during the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 in which decreased food costs were offset by increased beverage costs.

As a percentage of revenues, Sullivan’s  cost of sales decreased to 29.7% during the second quarter of fiscal 2016  from 30.7% in the second quarter of fiscal 2015. This decrease in cost of sales, as a percentage of revenues, was primarily due to decreased beef and wine costs.

As a percentage of revenues, Grille cost of sales decreased to 25.4% during the second quarter of fiscal 2016 from 25.7% in the second quarter of fiscal 2015.  This decrease in cost of sales, as a percentage of revenues, was primarily due to decreased beef and seafood costs.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $3.8 million, or 11.0%, to $38.0 million in the second quarter of fiscal 2016 from $34.3 million in the second quarter of fiscal 2015.  This increase was primarily due to a net additional 47 operating weeks provided by the opening of seven restaurants during and subsequent to the second quarter of fiscal 2015. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 47.6% in the second quarter of fiscal 2016 from 46.4% in the second quarter of fiscal 2015.

As a percentage of revenues, Del Frisco’s restaurant operating expenses increased to 40.0% during the second quarter of fiscal 2016 from 38.8% during the second quarter of fiscal 2015.  This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher other restaurant operating expenses, partially offset by lower occupancy costs as well as the deleveraging effect of certain fixed and semi-variable costs in relation to reduced comparable sales in certain restaurants.

As a percentage of revenues, Sullivan’s restaurant operating expenses decreased to 52.0% during the second quarter of fiscal 2016 from 52.6% in the second quarter of fiscal 2015. This decrease in restaurant operating expenses, as a percentage of revenues, was primarily due to lower labor and benefits costs and other restaurant operating expenses, partially offset by higher occupancy costs.

As a percentage of revenues, Grille restaurant operating expenses increased to 56.1% during the second quarter of fiscal 2016 from 55.7% in the second quarter of fiscal 2015. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher labor and benefits costs and other restaurant operating expenses,  partially offset by lower occupancy costs.

Marketing and Advertising Costs. Consolidated marketing and advertising costs increased $0.4 million, or 22.2%, to $2.1 million in the second quarter of fiscal 2016 from $1.7 million in the second quarter of fiscal 2015. As a percentage of consolidated revenues, consolidated marketing and advertising costs increased to 2.7% in the second quarter of fiscal 2016 from 2.4% in the second quarter of fiscal 2015.

As a percentage of revenues, Del Frisco’s marketing and advertising costs increased to 2.2% during the second quarter of fiscal 2016 from 1.7% in the second quarter of fiscal 2015. Marketing and advertising costs, as a percentage of revenues, increased primarily due to higher print media and other marketing costs.

As a percentage of revenues, Sullivan’s marketing and advertising costs increased to 3.3% during the second quarter of fiscal 2016 from 3.1% in second quarter of fiscal 2015. Marketing and advertising costs, as a percentage of revenues, increased primarily due to higher print media and other marketing costs.

As a percentage of revenues, Grille marketing and advertising costs decreased to 3.0% during the second quarter of fiscal 2016 compared to 3.1% in the second quarter of fiscal 2015.  The decrease in marketing and advertising costs, as a percentage of revenues, was primarily due to lower public relations fees and print media costs.

Pre-opening Costs. Pre-opening costs decreased by $0.9 million to $0.6 million in the second quarter of fiscal 2016 from $1.5 million in the second quarter of fiscal 2015 due primarily the timing of new restaurants under construction versus the prior year comparable period. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.

General and Administrative Costs. General and administrative costs increased $0.1 million, or 2.1%, to  $6.0 million in the second quarter of fiscal 2016 from $5.9 million in the second quarter of fiscal 2015. As a percentage of revenues, general and administrative costs decreased to  7.5% in the second quarter of fiscal 2016 compared to 8.0% in the second quarter of fiscal 2015. General and administrative costs are expected to continue to increase as a result of costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.

Lease Termination and Closing Costs. During the second quarter of fiscal 2016, we incurred approximately $20,000 in charges related to previously closed restaurants.  No such charges were incurred in the comparable period in fiscal 2015.

Depreciation and Amortization. Depreciation  and amortization increased $0.6 million, or 15.2%, to $4.2 million in the second quarter of fiscal 2016 from $3.6 million in the second quarter of fiscal 2015. The increase in depreciation and amortization expense primarily resulted from new assets placed in service during 2015 and during the year in fiscal 2016 as well as from existing restaurants that were remodeled during 2015.

Income Tax Expense. The effective income tax rate for the second quarter of fiscal 2016 was 29.4% compared to 31.2% for the second quarter of fiscal 2015. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses.

Twenty-Four Weeks Ended June 14, 2016 Compared to the Twenty-Four Weeks Ended June 16, 2015

The following tables show our operating results (in thousands) by segment, as well as our operating results as a percentage of revenues, for the 24 weeks ended June 14, 2016 and June 16, 2015.

	24 Weeks Ended June 14, 2016
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$76,288	100.0%	$36,476	100.0%	$48,346	100.0%	$161,110	100.0%
Costs and expenses:
Cost of sales	22,633	29.7%	10,781	29.6%	12,441	25.7%	45,855	28.5%
Restaurant operating expenses:
Labor	17,554	23.0%	10,766	29.5%	15,831	32.7%	44,151	27.4%
Operating expenses	8,325	10.9%	5,314	14.6%	6,357	13.1%	19,996	12.4%
Occupancy	4,932	6.5%	2,487	6.8%	5,077	10.5%	12,496	7.8%
Restaurant operating expenses	30,811	40.4%	18,567	50.9%	27,265	56.4%	76,643	47.6%
Marketing and advertising costs	1,439	1.9%	938	2.6%	1,077	2.2%	3,454	2.1%
Restaurant-level EBITDA	$21,405	28.1%	$6,190	17.0%	$7,563	15.6%	$35,158	21.8%

Restaurant operating weeks	288		432		480		1,200
Average weekly volume	$265		$84		$101		$134

	24 Weeks Ended June 16, 2015
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$73,196	100.0%	$37,315	100.0%	$38,367	100.0%	$148,878	100.0%
Costs and expenses:
Cost of sales	21,738	29.7%	11,191	30.0%	10,009	26.1%	42,938	28.8%
Restaurant operating expenses:
Labor	16,842	23.0%	10,959	29.4%	12,179	31.7%	39,980	26.9%
Operating expenses	7,077	9.7%	5,490	14.7%	4,942	12.9%	17,509	11.8%
Occupancy	5,014	6.9%	2,437	6.5%	4,267	11.1%	11,718	7.9%
Restaurant operating expenses	28,933	39.5%	18,886	50.6%	21,388	55.7%	69,207	46.5%
Marketing and advertising costs	1,074	1.5%	976	2.6%	1,067	2.8%	3,117	2.1%
Restaurant-level EBITDA	$21,451	29.3%	$6,262	16.8%	$5,903	15.4%	$33,616	22.6%

Restaurant operating weeks	264		454		387		1,105
Average weekly volume	$277		$82		$99		$135

Revenues. Consolidated revenues increased $12.2 million, or 8.2%, to $161.1 million in the first two quarters of fiscal 2016 from $148.9 million in the first two quarters of fiscal 2015. This increase was primarily driven by $16.7 million in incremental revenue from an additional 165 operating weeks provided by seven new restaurants opened during and subsequent to the first two quarters of fiscal 2015, partially offset by 70 fewer operating weeks due to the closing of the Denver Sullivan’s restaurant in the second quarter of 2015 and the Palm Beach and Phoenix Grille restaurants in the fourth quarter of 2015 and decreased comparable restaurant sales. Comparable restaurant sales decreased 0.9% for the first two quarters of fiscal 2016 driven by a 0.2% decrease in customer counts and a 0.7% decrease in average check.

Del Frisco’s revenues increased $3.1 million, or 4.2%, to $76.3 million in the first two quarters of fiscal 2016 from $73.2 million in the first two quarters of fiscal 2015. The increase in revenues was driven by $3.6 million in incremental revenue from an additional 24 operating weeks provided by one new restaurant opened subsequent to the second quarter of fiscal 2015 and partially offset by a decrease in comparable restaurant sales. Comparable restaurant sales decreased 1.0% for the first two quarters of fiscal 2016, comprised of a 1.1% decrease in average check, partially offset by a 0.1% increase in customer counts.

Sullivan’s revenues decreased $0.9 million, or 2.2%, to $36.5 million in the first two quarters of fiscal 2016 from $37.3 million in the first two quarters of fiscal 2015. The decrease in revenues was the result of 22 fewer operating weeks during the first two quarters of fiscal 2016, resulting from the closing of the Denver Sullivan’s restaurant (which contributed $1.1 million in revenues during the first two quarters of 2015), partially offset by  an increase in comparable restaurant sales. Comparable restaurant sales increased 0.4% for the first two quarters of fiscal 2016 driven by a 1.9%  increase in average check, partially offset by a 1.5%  decrease in customer counts.

Grille revenues increased $10.0 million, or 26.0%, to $48.3 million in the first two quarters of fiscal 2016 from $38.4 million in the first two quarters of fiscal 2015. This increase was primarily driven by $13.1 million in incremental revenue from an additional 141 operating weeks provided by six new restaurants opened during and subsequent to the first two quarters of fiscal 2015, partially offset by 48 fewer operating weeks due to the closing of two restaurants (which contributed $2.2 million in revenues during the first two quarters of 2015), as well as a comparable restaurant sales decrease of 2.4% in the first two quarters of fiscal 2016, which was comprised of a 3.2% decrease in average check, partially offset by a 0.8% increase in customer counts.

Cost of Sales. Consolidated cost of sales increased $2.9 million, or 6.8%, to $45.9 million in the first two quarters of fiscal 2016 from $42.9 million in the first two quarters of fiscal 2015. This increase was primarily due to a net additional 95 operating weeks provided by the opening of seven restaurants during and subsequent to the first two quarters of fiscal 2015. As a percentage of consolidated revenues, consolidated cost of sales decreased to 28.5% during the first two quarters of fiscal 2016 from 28.8% in the first two quarters of fiscal 2015.

As a percentage of revenues, Del Frisco’s cost of sales remained at 29.7% during the first two quarters of fiscal 2016, compared to the first two quarters of fiscal 2015.

As a percentage of revenues, Sullivan’s cost of sales decreased to 29.6% during the first two quarters of fiscal 2016 from 30.0% in the first two quarters of fiscal 2015. This decrease in cost of sales, as a percentage of revenues, was primarily due to decreased beef and wine costs.

As a percentage of revenues, Grille cost of sales decreased to 25.7% during the first two quarters of fiscal 2016 from 26.1% in the first two quarters of fiscal 2015. This decrease in cost of sales, as a percentage of revenues, was primarily due to decreased beef and seafood costs.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $7.4 million, or 10.7%, to $76.6 million in the first two quarters of fiscal 2016 from $69.2 million in the first two quarters of fiscal 2015. This increase was primarily due to a net additional 95 operating weeks provided by the opening of seven restaurants during and subsequent to the first two quarters of fiscal 2015. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 47.6% in the first two quarters of fiscal 2016 from 46.5% in the first two quarters of fiscal 2015.

As a percentage of revenues, Del Frisco’s restaurant operating expenses increased to 40.4% during the first two quarters of fiscal 2016 from 39.5% during the first two quarters of fiscal 2015. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher other restaurant operating expenses, partially offset by lower occupancy costs as well as the deleveraging effect of certain fixed and semi-variable costs in relation to reduced comparable sales in certain restaurants.

As a percentage of revenues, Sullivan’s restaurant operating expenses increased to 50.9% during the first two quarters of fiscal 2016 from 50.6% in the first two quarters of fiscal 2015. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher occupancy costs.

As a percentage of revenues, Grille restaurant operating expenses increased to 56.4% during the first two quarters of fiscal 2016 from 55.7% in the first two quarters of fiscal 2015. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher labor and other restaurant operating expenses, partially offset by lower occupancy costs.

Marketing and Advertising Costs. Consolidated marketing and advertising costs increased $0.3 million, or 10.8%, to $3.5 million in the first two quarters of fiscal 2016 from $3.1 million in the first two quarters of fiscal 2015. As a percentage of consolidated revenues, consolidated marketing and advertising costs remained at 2.1%  during the first two quarters of fiscal 2016 compared to the first two quarters of fiscal 2015.

As a percentage of revenues, Del Frisco’s marketing and advertising costs increased to 1.9% during the first two quarters of fiscal 2016 from 1.5% in the first two quarters of fiscal 2015. Marketing and advertising costs, as a percentage of revenues, increased primarily due to higher print media and other marketing costs.

As a percentage of revenues, Sullivan’s marketing and advertising costs remained at 2.6% during the first two quarters of fiscal 2016, compared to the first two quarters of fiscal 2015.

As a percentage of revenues, Grille marketing and advertising costs decreased to 2.2% during the first two quarters of fiscal 2016 compared to 2.8% in the first two quarters of fiscal 2015. The decrease in marketing and advertising costs, as a percentage of revenues, was primarily due to lower public relations fees and print media costs.

Pre-opening Costs. Pre-opening costs decreased by $1.1 million to $0.7 million in the first two quarters of fiscal 2016 from $1.7 million in the first two quarters of fiscal 2015 due primarily the timing of new restaurants under construction versus the prior year comparable period. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.

General and Administrative Costs. General and administrative costs increased $0.4 million, or 3.5%, to $11.8 million in the first two quarters of fiscal 2016 from $11.4 million in the first two quarters of fiscal 2015. This increase was primarily related to additional costs related to growth in the number of corporate and regional management-level personnel to support recent and anticipated growth. As a percentage of revenues, general and administrative costs decreased to 7.3% in the first two quarters of fiscal 2016 compared to 7.6% in the first two quarters of fiscal 2015. General and administrative costs are expected to continue to increase as a result of costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.

Lease Termination and Closing Costs. During the first two quarters of fiscal 2016, we incurred approximately $41,000 in charges related to previously closed restaurants. No such charges were incurred in the comparable period in fiscal 2015.

Depreciation and Amortization. Depreciation and amortization increased $1.3 million, or 17.5%, to $8.4 million in the first two quarters of fiscal 2016 from $7.2 million in the first two quarters of fiscal 2015. This increase primarily resulted from new assets placed in service during 2015 and the first two quarters of fiscal 2016 as well as from existing restaurants that were remodeled during 2015.

Income Tax Expense. The effective income tax rate for the first two quarters of fiscal 2016 was 30.3% compared to 30.4% for the first two quarters of fiscal 2015. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses.

Liquidity and Capital Resources

Our principal liquidity requirements are our lease obligations and capital expenditure needs. We expect to finance our operations for at least the next several years, including costs of opening currently planned new restaurants, through cash provided by operations and borrowings available under our credit facility. However, we cannot be sure that these sources will be sufficient to finance our operations, and we may seek additional financing in the future. As of June 14, 2016, we had cash and cash equivalents of approximately $4.6 million.

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

The following table presents a summary of our cash flows for the 24 weeks ended June 14, 2016 and June 16, 2015 (in thousands):

	24 Weeks Ended
	June 14,	June 16,
	2016	2015
Net cash provided by operating activities	$17,563	$19,316
Net cash used in investing activities	(13,663)	(21,009)
Net cash (used in) provided by financing activities	(4,441)	101
Net change in cash and cash equivalents	$(541)	$(1,592)

Operating Activities. Net cash flows provided by operating activities decreased $1.8 million during the 24 weeks ended June 14, 2016 as compared to the 24 weeks ended June 16, 2015, primarily due to a $3.9 million decrease related to the timing of payables and a $2.5 million decrease in deferred rent obligations,  partially offset by a $2.2 million increase in other liabilities, a $1.3 million increase in depreciation, a $0.5 million increase in income taxes receivable and a $0.7 million increase in net income.

Investing Activities. Net cash used in investing activities for the 24 weeks ended June 14, 2016 was $13.7 million, consisting of purchases of property and equipment and a trade name acquisition. The property and equipment purchases primarily related to construction in progress of two Grille restaurants and one Del Frisco’s restaurant.  Net cash used in investing activities for the 24 weeks ended June 16, 2015 was $21.0 million, consisting primarily of purchases of property and equipment. These purchases primarily related to construction of five Grille restaurants and one Del Frisco’s restaurant in progress at the end of the period and remodel activity of existing restaurants.

Financing Activities.  Net cash used in financing activities for the 24 weeks ended June 14, 2016 was $4.4 million, which was primarily due to $4.5 million of payments on the outstanding balance under our credit facility.  Net cash provided by financing activities for the 24 weeks ended June 16, 2015 consisted solely of $0.1 million of proceeds from the exercise of stock options.

Capital Expenditures. We typically target an average cash investment of approximately $7.0 million to $9.0 million per restaurant for a Del Frisco’s restaurant and $3.0 million to $4.5 million for a Sullivan’s restaurant or a Grille restaurant, in each case net of landlord contributions and equipment financing and including pre-opening costs. In addition, we are currently “refreshing” a number of our Sullivan’s and Del Frisco’s restaurants. These capital expenditures will primarily be funded by cash flows from operations and, if necessary, by the use of our credit facility, depending upon the timing of expenditures.

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

Common Stock Repurchase Program. On October 14, 2014, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $25 million of our common stock through October 14, 2017. Under this program, we may from time to time purchase our outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares. As of June 14, 2016, we had repurchased 189,027 shares of our common stock at an aggregate cost of approximately $3.0 million under this program.

There was no common stock repurchase activity during the 24 weeks ended June 14, 2016.

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

Accounting Policies

There have been no material changes to the significant accounting policies from what was previously reported in the 2015 10-K. The effects of new accounting pronouncements are discussed in Note 1,  Business and Basis of Presentation in the notes to our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings available under our credit facility, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. As of June 14, 2016, there were no outstanding borrowings on the Company’s credit facility. Holding other variables constant, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $10,000 per $1.0 million of outstanding debt.

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

On October 14, 2014, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $25 million of its common stock through October 14, 2017. Under this program, we may from time to time purchase our outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares. As of June 14, 2016, we had repurchased 189,027 shares of our common stock at an aggregate cost of approximately $3.0 million under this program.

There was no common stock repurchase activity during the 12 weeks ended June 14, 2016.

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

Date: July 21, 2016

Del Frisco’s Restaurant Group, Inc.

By:	/s/ Mark S. Mednansky
Mark S. Mednansky
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Thomas J. Pennison, Jr.
Thomas J. Pennison, Jr.
Chief Financial Officer, (Principal Financial Officer)