Form 10-Q
period 2016-09-06
Del Frisco's Restaurant Group, Inc.
filed 2016-10-14
CIK 1415301

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

_______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 6, 2016

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

As of October 13, 2016, the latest practicable date, 23,527,908 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

Table of Contents:

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Dollars in thousands, except per share data)

	September 6,	December 29,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$755	$5,176
Inventory	15,853	17,308
Income taxes receivable	4,576	5,487
Prepaid expenses and other assets	7,246	9,026
Total current assets	28,430	36,997
Property and equipment, net of accumulated depreciation of $82,113 and $70,759 at September 6, 2016 and December 29, 2015, respectively	187,922	183,191
Goodwill	75,365	75,365
Intangible assets, net	37,399	36,865
Other assets	15,241	14,237
Total assets	$344,357	$346,655

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	8,644	16,486
Deferred revenue	12,148	17,635
Other current liabilities	13,465	13,266
Total current liabilities	34,257	47,387
Long-term debt	—	4,500
Deferred rent obligations	36,101	34,336
Deferred income taxes	16,922	16,550
Other liabilities	16,655	16,183
Total liabilities	103,935	118,956
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at September 6, 2016 or December 29, 2015	—	—
Common stock, $0.001 par value, 190,000,000 shares authorized, 24,010,837 shares issued and 23,356,314 shares outstanding at September 6, 2016 and 23,967,692 shares issued and 23,313,169 shares outstanding at December 29, 2015	24	24
Treasury stock at cost: 654,523 shares at September 6, 2016 and December 29, 2015	(13,000)	(13,000)
Additional paid in capital	139,683	137,601
Retained earnings	113,715	103,074
Total stockholders' equity	240,422	227,699
Total liabilities and stockholders' equity	$344,357	$346,655

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income—Unaudited

(Dollars in thousands, except per share data)

	12 Weeks Ended		36 Weeks Ended
	September 6,	September 8,	September 6,	September 8,
	2016	2015	2016	2015
Revenues	$71,407	$68,629	$232,517	$217,507
Costs and expenses:
Costs of sales	20,236	19,901	66,091	62,839
Restaurant operating expenses	37,425	34,625	114,068	103,832
Marketing and advertising costs	1,813	1,765	5,266	4,882
Pre-opening costs	1,289	2,044	1,975	3,790
General and administrative costs	5,172	5,225	16,952	16,611
Lease termination and closing costs	49	—	90	—
Impairment charges	—	3,338	—	3,338
Depreciation and amortization	4,305	3,811	12,753	11,001
Operating income (loss)	1,118	(2,080)	15,322	11,214
Other income (expense), net:
Interest, net of capitalized interest	4	(11)	(51)	(43)
Other	(422)	(61)	(427)	(238)
Income (loss) before income taxes	700	(2,152)	14,844	10,933
Income tax (benefit) expense	(86)	(1,117)	4,203	2,861
Net income (loss)	$786	$(1,035)	$10,641	$8,072

Basic earnings (loss) per common share	$0.03	$(0.04)	$0.46	$0.34
Diluted earnings (loss) per common share	$0.03	$(0.04)	$0.45	$0.34

Shares used in computing earnings (loss) per common share:
Basic	23,354,237	23,360,744	23,339,677	23,416,502
Diluted	23,430,923	23,360,744	23,417,776	23,584,426

Comprehensive income (loss)	$786	$(1,035)	$10,641	$8,072

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity—Unaudited

(Dollars in thousands)

	Common Stock		Additional Paid	Treasury	Retained
	Shares	Par Value	In Capital	Stock	Earnings	Total

Balance at December 29, 2015	23,313,169	$24	$137,601	$(13,000)	$103,074	$227,699
Net income	—	—	—	—	10,641	10,641
Share-based compensation costs	—	—	1,977	—	—	1,977
Stock option exercises, including tax effects	14,250	—	186	—	—	186
Shares issued under stock compensation plan, net of shares withheld for tax effects	28,895	—	(81)	—	—	(81)
Balance at September 6, 2016	23,356,314	$24	$139,683	$(13,000)	$113,715	$240,422

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Dollars in thousands)

	36 Weeks Ended
	September 6,	September 8,
	2016	2015
Cash flows from operating activities:
Net income	$10,641	$8,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,753	11,001
Loss on disposal of restaurant property	422	28
Loan cost amortization	1	12
Equity based compensation	2,023	2,146
Impairment charges	—	3,338
Deferred income taxes	326	(7)
Amortization of deferred lease incentives	(750)	(732)
Changes in operating assets and liabilities:
Restricted cash	—	196
Inventory	1,455	(196)
Prepaid expenses and other assets	2,979	3,971
Accounts payable	(5,844)	4,428
Income taxes	911	(2,647)
Deferred rent obligations	1,165	1,538
Deferred revenue	(5,487)	(5,195)
Other liabilities	(304)	(10)
Net cash provided by operating activities	20,291	25,943

Cash flows from investing activities:
Proceeds from sale of property and equipment	3,078	—
Purchase of trade name	(507)	—
Purchases of property and equipment	(22,909)	(40,509)
Other investing activities	21	36
Net cash used in investing activities	(20,317)	(40,473)

Cash flows from financing activities:
Proceeds from long-term debt	—	15,100
Net payments of credit facility	(4,500)	—
Purchases of treasury stock	—	(3,000)
Cash settlement for share-based awards	(81)	—
Proceeds from exercise of stock options	186	149
Net cash (used in) provided by financing activities	(4,395)	12,249

Net change in cash and cash equivalents	(4,421)	(2,281)
Cash and cash equivalents at beginning of period	5,176	3,520
Cash and cash equivalents at end of period	$755	$1,239

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$54	$83
Income taxes	$3,203	$3,690
Non cash investing and financing activities:
Capital expenditures included in accounts payable at end of period	$—	$1,660
Acquisition of trade name financed by current liabilities	$100	$—

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

1.	BUSINESS AND BASIS OF PRESENTATION

As of September 6, 2016, Del Frisco’s Restaurant Group, Inc. (the “Company”) owned and operated 50 restaurants under the concept names of Del Frisco’s Double Eagle Steak House (“Del Frisco’s”), Sullivan’s Steakhouse (“Sullivan’s”), and Del Frisco’s Grille (“Grille”). Of the 50 restaurants the Company operated at the end of the period covered by this report, there were 11 Del Frisco’s restaurants, 18 Sullivan’s restaurants and 21 Grille restaurants in operation in 23 states and the District of Columbia.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the 36 weeks ended September 6, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2016. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2015 filed with the SEC on March 3, 2016 (the “2015 10-K”).

The Company operates on a 52- or 53-week fiscal year ending the last Tuesday in December. The fiscal quarters ended September 6, 2016 and September 8, 2015 each contained 12 weeks and are referred to herein as the third quarter of fiscal year 2016 and the third quarter of fiscal year 2015, respectively. Fiscal year 2016 will be a 52-week fiscal year as was fiscal year 2015.

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

Intangible Assets

On March 17, 2016, the Company entered into an agreement to obtain and clarify ownership of all naming rights for Del Frisco’s in certain counties of Kentucky, Indiana and Ohio for aggregate consideration of $600,000.  Under the terms of the agreement, the Company made a payment of $400,000 in April 2016 and a payment of $100,000 in August 2016, with the remaining $100,000 to be paid on August 1, 2017. This intangible asset has been recorded as a trade name with an indefinite life.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which will supersede Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. In August 2015, the FASB deferred the effective date of this new standard by one year. A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on an amount that depicts the consideration to which the entity expects to be entitled in exchange for each of those goods and services. For a contract that involves more than one performance obligation, the entity must (a) determine or, if necessary, estimate the standalone selling price at inception of the contract for the distinct goods or services underlying each performance obligation and (b) allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices. In addition, under the new guidance, an entity should recognize revenue when (or as) it satisfies each performance obligation under the contract by transferring the promised good or service to the customer. A good or service is deemed transferred when (or as) the customer obtains control of that good or service. The new standard permits the use of either the retrospective or cumulative effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted, but no earlier than fiscal years beginning after December 16, 2016. The Company is still assessing the potential impact of this ASU on its consolidated financial statements, but does not expect the impact of adopting this ASU to be material to the Company’s financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. This ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. The Company is still assessing the potential impact of this ASU on its consolidated financial statements, but does expect the impact of adopting this ASU to be material to the Company’s financial statements and related disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. This ASU is intended to clarify the presentation of cash receipts and payments in specific situations. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

2.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) data is computed based on the weighted average number of shares of common stock outstanding during the periods. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the 12 and 36 weeks ended September 6, 2016 excludes 174,900 and 153,075 shares of restricted stock, respectively, and options to purchase 626,395 and 638,080 shares of common stock, respectively,  which were outstanding during the period, but were antidilutive. Diluted EPS for the 12 and 36 weeks ended September 8, 2015 excludes options to purchase 844,392 and 748,456 shares of common stock, respectively, which were outstanding during the period but were antidilutive. The following table details the Company’s basic and diluted earnings (loss) per common share calculation (dollars in thousands, except per share data):

	12 Weeks Ended		36 Weeks Ended
	September 6,	September 8,	September 6,	September 8,
	2016	2015	2016	2015
Net income (loss)	$786	$(1,035)	$10,641	$8,072
Shares:
Weighted average number of common shares outstanding	23,354,237	23,360,744	23,339,677	23,416,502
Dilutive shares	76,686	—	78,099	167,924
Total Diluted Shares	23,430,923	23,360,744	23,417,776	23,584,426

Basic earnings (loss) per common share	$0.03	$(0.04)	$0.46	$0.34
Diluted earnings (loss) per common share	$0.03	$(0.04)	$0.45	$0.34

3.	STOCK-BASED EMPLOYEE COMPENSATION

2012 Long-Term Equity Incentive Plan

On July 16, 2012, the Company adopted the Del Frisco’s Restaurant Group, Inc. 2012 Long-Term Equity Incentive Plan (the “2012 Plan”), which allows the Company to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Equity-based awards vest or become exercisable at various periods ranging from one to four years from the date of grant. The 2012 Plan has 2,232,800 shares of common stock authorized for issuance under the plan. There were 1,160,600 shares of common stock issuable upon exercise of outstanding options and 203,771 shares of unvested restricted stock outstanding at  September 6, 2016 with 647,334 shares of common stock available for future grants.

The following table details the Company’s total stock-based compensation cost during the 12 and 36 weeks ended September 6, 2016 and September 8, 2015 as well as where the costs were expensed (in thousands):

	12 Weeks Ended		36 Weeks Ended
	September 6,	September 8,	September 6,	September 8,
	2016	2015	2016	2015
Restaurant operating expenses	$90	$109	$287	$332
General and administrative costs	548	655	1,736	1,814
Total stock compensation cost	$638	$764	$2,023	$2,146

Restricted Stock

The following table summarizes restricted stock activity during the 36 weeks ended September 6, 2016:

	36 Weeks Ended September 6, 2016
	Shares	Weighted average grant date fair value	Aggregate intrinsic value ($000's)
Outstanding at beginning of period	90,379	$19.96
Granted	154,957	16.54
Vested	(33,820)	20.30
Forfeited	(7,745)	19.63
Outstanding at end of period	203,771	$17.33	$3,075

As of September 6, 2016,  there was $2.7 million of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a period of approximately 3.1 years.

Stock Options

The following table summarizes stock option activity during the 36 weeks ended September 6, 2016:

	36 Weeks Ended September 6, 2016
	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value ($000's)
Outstanding at beginning of period	1,221,100	$17.44
Exercised	(14,250)	13.00
Forfeited	(46,250)	20.20
Outstanding at end of period	1,160,600	$17.39	6.4 years	$1,122
Options exercisable at end of period	997,350	$16.76	6.3 years	$1,122

A summary of the status of non-vested stock options as of September 6, 2016 and changes during the 36 weeks ended September 6, 2016 is presented below:

	36 Weeks Ended
	September 6, 2016
	Shares	Weighted average grant-date fair value
Non-vested stock options at beginning of period	506,500	$7.25
Vested	(316,250)	6.60
Forfeited	(27,000)	7.70
Non-vested stock options at end of period	163,250	$8.44

As of September 6, 2016, there was $1.1 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a period of approximately 1 year.

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

As of September 6, 2016, there were no outstanding borrowings on the Company’s credit facility, and the Company had approximately $28.8 million of borrowings available, with $1.2 million in outstanding letters of credit commitments. As of December 29, 2015, there was $4.5 million in outstanding borrowings on the Company’s credit facility and $1.3 million in outstanding letters of credit. The Company was in compliance with all of the financial debt covenants as of September 6, 2016 and December 29, 2015.

5.	INCOME TAXES

The effective income tax rate for the 12 and 36 weeks ended September 6, 2016 was (12.3)% and 28.3%, respectively,  compared to 51.9% and 26.2% for the 12 and 36 weeks ended September 8, 2015. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 6, 2016 and December 29, 2015, respectively (in thousands):

	Fair Value Measurements
	Level	September 6, 2016	December 29, 2015
Deferred compensation plan investments (included in Other assets)	2	$14,981	$13,955
Deferred compensation plan liabilities (included in Other liabilities)	2	$(14,251)	$(14,083)

There were no transfers among levels within the fair-value hierarchy during the first  three quarters of fiscal 2016 and fiscal 2015.  The carrying value of the Company’s cash and cash equivalents, receivables and accounts payable approximate fair value due to their short term nature.

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

The following tables present information about reportable segments (in thousands):

	12 Weeks Ended September 6, 2016
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$32,162	$15,153	$24,092	$—	$71,407
Restaurant-level EBITDA	7,474	1,402	3,057	—	11,933
Capital expenditures	4,369	442	5,799	19	10,629
Property and equipment	108,161	48,577	110,779	2,518	270,035

	12 Weeks Ended September 8, 2015
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$33,059	$15,650	$19,920	$—	$68,629
Restaurant-level EBITDA	8,041	1,769	2,528	—	12,338
Capital expenditures	4,923	1,768	12,501	38	19,230
Property and equipment	103,432	47,081	93,705	2,381	246,599

	36 Weeks Ended September 6, 2016
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$108,449	$51,628	$72,440	$—	$232,517
Restaurant-level EBITDA	28,878	7,591	10,623	—	47,092
Capital expenditures	9,551	1,038	11,425	66	22,080
Property and equipment	108,161	48,577	110,779	2,518	270,035

	36 Weeks Ended September 8, 2015
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$106,255	$52,966	$58,286	$—	$217,507
Restaurant-level EBITDA	29,492	8,032	8,430	—	45,954
Capital expenditures	10,570	3,146	24,978	156	38,850
Property and equipment	103,432	47,081	93,705	2,381	246,599

In addition to using consolidated results in evaluating the Company’s performance and allocating its resources, the Company’s chief operating decision maker uses restaurant-level EBITDA, which is not a measure defined by GAAP. The Company defines restaurant-level EBITDA as income (loss) before income taxes, other income (expenses), net, pre-opening costs, general and administrative costs, lease termination and closing costs, impairment charges and depreciation and amortization. Pre-opening costs are excluded because they vary in timing and magnitude and are not related to the health of ongoing operations. General and administrative costs are only included in the Company’s consolidated financial results as they are generally not specifically identifiable to individual operating segments as these costs relate to supporting all of the restaurant operations of the Company and the extension of the Company’s concepts into new markets. Lease termination and closing costs, impairment charges and depreciation and amortization are excluded because they are not ongoing controllable cash expenses, and they are not related to the health of ongoing operations. Property and equipment is the only balance sheet measure used by the Company’s chief operating decision maker in allocating resources.

The following table reconciles restaurant-level EBITDA to net income (loss) (in thousands).

	12 Weeks Ended		36 Weeks Ended
	September 6, 2016	September 8, 2015	September 6, 2016	September 8, 2015
Restaurant-level EBITDA	$11,933	$12,338	$47,092	$45,954
Less:
Pre-opening costs	1,289	2,044	1,975	3,790
General and administrative costs	5,172	5,225	16,952	16,611
Lease termination and closing costs	49	—	90	—
Impairment charges	—	3,338	—	3,338
Depreciation and amortization	4,305	3,811	12,753	11,001
Operating income (loss)	1,118	(2,080)	15,322	11,214
Less:
Interest income (expense), net of capitalized interest	(4)	11	51	43
Other	422	61	427	238
Income (loss) before income taxes	700	(2,152)	14,844	10,933
Income tax expense (benefit)	(86)	(1,117)	4,203	2,861
Net income (loss)	$786	$(1,035)	$10,641	$8,072

8.	COMMITMENTS AND CONTINGENCIES

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

Prior to the acquisition of Lone Star Steakhouse & Saloon, Inc. by Lone Star Fund, the Company’s predecessor guaranteed certain lease payments of certain non-Company restaurants in connection with the leasing of real estate for restaurant locations. As of September 6, 2016, the Company was responsible as guarantor for one remaining lease of its former affiliate. The lease expires at the end of 2016. This guarantee will require payment by the Company only in an event of default by the former affiliate where it is unable or unwilling to make the required lease payments. Management believes that the likelihood is remote that material payments will be required under the guarantee. At September 6, 2016 and December 29, 2015 the maximum potential amount of future lease payments the Company could be required to make as a result of the guarantees was approximately $40,000  and $0.2 million, respectively.

At September 6, 2016 and December 29, 2015, the Company had outstanding letters of credit of $1.2 million and $1.3 million, respectively, which were drawn on the Company’s credit facility (see Note 4,  Long-Term Debt). The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions.

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

Overview

Del Frisco’s Restaurant Group develops, owns and operates three contemporary, high-end, complementary restaurants: Del Frisco’s Double Eagle Steak House, or Del Frisco’s, Sullivan’s Steakhouse, or Sullivan’s, and Del Frisco’s Grille, or the Grille. As of the end of the period covered by this report, we operated 50 restaurants in 23 states and the District of Columbia. Of these 50 restaurants, there were 11 Del Frisco’s restaurants, 18 Sullivan’s restaurants and 21 Grille restaurants.

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

In general, we believe there are opportunities to open four to six restaurants annually, generally composed of one Del Frisco’s and three to five Sullivan’s and/or Grilles, with new openings of our Grille concept likely serving as the primary driver of new unit growth in the near term. During 2016, we opened one Grille restaurant and relocated one Del Frisco’s restaurant (the old location closed prior to September 6, 2016, and the new location opened subsequent to September 6, 2016). We expect to open two additional Grille restaurants prior to the end of fiscal 2016.

Performance Indicators. We use the following key metrics in evaluating the performance of our restaurants:

•

Comparable Restaurant Sales.  Effective beginning with the first quarter of fiscal 2016, we consider a restaurant to be comparable during the first full fiscal quarter following the eighteenth month of operations. Previously, we considered a restaurant to be comparable during the first full fiscal period following the eighteenth month of operations.  This change in methodology did not result in any material changes in comparable restaurant metrics. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable restaurant sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 41 and 35 restaurants at September 6, 2016 and September 8, 2015, respectively.

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

•

Restaurant-Level EBITDA Margin. Restaurant-level EBITDA margin, a non-GAAP financial measure, represents income before income taxes, other income (expenses), net, pre-opening costs, general and administrative costs, lease termination and closing costs, impairment charges and depreciation and amortization as a percentage of revenues. By monitoring and controlling our restaurant-level EBITDA margins, we can gauge the overall profitability of our core restaurant operations. See Note 7,  Segment Reporting in the notes to our condensed consolidated financial statements for additional information on restaurant-level EBITDA.

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

Results of Operations

The following table shows our operating results (in thousands), as well as our operating results as a percentage of revenues, for the 12 and 36 weeks ended September 6, 2016 and September 8, 2015.

	12 Weeks Ended				36 Weeks Ended
	September 6,		September 8,		September 6,		September 8,
	2016		2015		2016		2015
Revenues	$71,407	100.0%	$68,629	100.0%	$232,517	100.0%	$217,507	100.0%
Costs and expenses:
Costs of sales	20,236	28.3%	19,901	29.0%	66,091	28.4%	62,839	28.9%
Restaurant operating expenses	37,425	52.4%	34,625	50.5%	114,068	49.1%	103,832	47.7%
Marketing and advertising costs	1,813	2.5%	1,765	2.6%	5,266	2.3%	4,882	2.2%
Pre-opening costs	1,289	1.8%	2,044	3.0%	1,975	0.8%	3,790	1.7%
General and administrative costs	5,172	7.2%	5,225	7.6%	16,952	7.3%	16,611	7.6%
Lease termination and closing costs	49	0.1%	—	0.0%	90	0.0%	—	0.0%
Impairment charges	—	0.0%	3,338	4.9%	—	0.0%	3,338	1.5%
Depreciation and amortization	4,305	6.0%	3,811	5.6%	12,753	5.5%	11,001	5.1%
Operating income (loss)	1,118	1.6%	(2,080)	-3.0%	15,322	6.6%	11,214	5.2%
Other income (expense), net:
Interest, net of capitalized interest	4	0.0%	(11)	0.0%	(51)	0.0%	(43)	0.0%
Other	(422)	-0.6%	(61)	-0.1%	(427)	-0.2%	(238)	-0.1%
Income (loss) before income taxes	700	1.0%	(2,152)	-3.1%	14,844	6.4%	10,933	5.0%
Income tax expense (benefit)	(86)	-0.1%	(1,117)	-1.6%	4,203	1.8%	2,861	1.3%
Net income (loss)	$786	1.1%	$(1,035)	-1.5%	$10,641	4.6%	$8,072	3.7%

Fiscal Quarter Ended September 6, 2016 (12 weeks) Compared to the Fiscal Quarter Ended September 8, 2015 (12 weeks)

The following tables show our operating results (in thousands) by segment and on a consolidated basis, as well as our operating results as a percentage of revenues, for the 12 weeks ended September 6, 2016 and September 8, 2015. The tables below include Restaurant-level EBITDA, a non-GAAP measure. See Note 7, Segment Reporting in the notes to our condensed consolidated financial statements for additional information on this metric, including a reconciliation to net income (loss), the most directly comparable GAAP measure.

	12 Weeks Ended September 6, 2016
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$32,162	100.0%	$15,153	100.0%	$24,092	100.0%	$71,407	100.0%
Costs and expenses:
Cost of sales	9,554	29.7%	4,546	30.0%	6,136	25.5%	20,236	28.3%
Restaurant operating expenses:
Labor	7,949	24.7%	4,924	32.5%	8,100	33.6%	20,973	29.4%
Operating expenses	3,998	12.4%	2,560	16.9%	3,494	14.5%	10,052	14.1%
Occupancy	2,403	7.5%	1,211	8.0%	2,786	11.6%	6,400	9.0%
Restaurant operating expenses	14,350	44.6%	8,695	57.4%	14,380	59.7%	37,425	52.4%
Marketing and advertising costs	784	2.4%	510	3.4%	519	2.2%	1,813	2.5%
Restaurant-level EBITDA	$7,474	23.2%	$1,402	9.3%	$3,057	12.7%	$11,933	16.7%

Restaurant operating weeks	141		216		251		608
Average weekly volume	$228		$70		$96		$117

	12 Weeks Ended September 8, 2015
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$33,059	100.0%	$15,650	100.0%	$19,920	100.0%	$68,629	100.0%
Costs and expenses:
Cost of sales	10,010	30.3%	4,737	30.3%	5,154	25.9%	19,901	29.0%
Restaurant operating expenses:
Labor	8,178	24.7%	4,887	31.2%	6,465	32.5%	19,530	28.5%
Operating expenses	3,738	11.3%	2,473	15.8%	2,954	14.8%	9,165	13.4%
Occupancy	2,436	7.4%	1,158	7.4%	2,336	11.7%	5,930	8.6%
Restaurant operating expenses	14,352	43.4%	8,518	54.4%	11,755	59.0%	34,625	50.5%
Marketing and advertising costs	656	2.0%	626	4.0%	483	2.4%	1,765	2.6%
Restaurant-level EBITDA	$8,041	24.3%	$1,769	11.3%	$2,528	12.7%	$12,338	18.0%

Restaurant operating weeks	136		216		219		571
Average weekly volume	$243		$72		$91		$120

Revenues. Consolidated revenues increased $2.8 million, or 4.0%, to $71.4 million in the third quarter of fiscal 2016 from $68.6 million in the third quarter of fiscal 2015. This increase was primarily driven by $5.6 million in incremental revenue from an additional 64  operating weeks provided by seven new restaurants opened during and subsequent to the third quarter of fiscal 2015, partially offset by decreased revenue at our comparable restaurants and the loss of 27 operating weeks due to the closing of the Dallas Del Frisco’s restaurant at the end of the third quarter of 2016 and the closing of the Palm Beach and Phoenix Grille restaurants in the fourth quarter of 2015. The closed Dallas Del Frisco’s restaurant was removed from the comparable restaurant base in the last period of the third quarter of fiscal 2016. Subsequent to the end of the third quarter, the Dallas Del Frisco’s was relocated and this new location will be treated as a new restaurant opening for comparable restaurant purposes. Comparable restaurant sales decreased 3.0% for the third quarter of fiscal 2016 driven by a 3.9%  decrease in customer counts, offset by a 0.9% increase in average check. During the third quarter of 2016, comparable restaurant sales experienced a 120 basis point negative impact from three restaurants in a region that we believe was impacted by challenges in the energy industry.

Del Frisco’s revenues decreased $0.9 million, or 2.7%, to $32.2 million in the third quarter of fiscal 2016 from $33.1 million in the third quarter of fiscal 2015.  The decrease in revenues was driven by a 3.7% decrease in comparable restaurant sales and the loss of 3 operating weeks due to the relocation of the Dallas Del Frisco’s restaurant in the third quarter of 2016, offset by $0.7 million in incremental revenue from an additional 8 operating weeks provided by one new restaurant opened during the third quarter of fiscal 2015.  Comparable restaurant sales decreased 3.7% for the third quarter of fiscal 2016, comprised of a 6.8%  decrease in customer counts, offset by a 3.1%  increase in average check.

Sullivan’s revenues decreased $0.5 million, or 3.2%, to $15.2 million in the third quarter of fiscal 2016 from $15.7 million in the third quarter of fiscal 2015. The decrease in revenues was due to a 3.2%  decrease in comparable restaurant sales driven by a 3.6%  decrease in customer counts, offset by a 0.4% increase in average check.

Grille revenues increased $4.2 million, or 20.9%, to $24.1 million in the third quarter of fiscal 2016 from $19.9 million in the third quarter of fiscal 2015. This increase was primarily driven by $5.0 million in incremental revenue from an additional 56 operating weeks provided by six new restaurants that opened during and subsequent to the third quarter of fiscal 2015, partially offset by 24 fewer operating weeks due to the closing of two restaurants (which contributed $0.5 million in revenues during the third quarter of 2015), as well as a comparable restaurant sales decrease of 1.4% in the third quarter of fiscal 2016, which was due to a 1.7% decrease in customer counts, offset by a 0.3%  increase in average check.

Cost of Sales. Consolidated cost of sales increased $0.3 million, or 1.7%, to $20.2 million in the third quarter of fiscal 2016 from $19.9 million in the third quarter of fiscal 2015. This increase was primarily due to a net additional 37 operating weeks provided by the opening of seven restaurants during and subsequent to the third quarter of fiscal 2015. As a percentage of consolidated revenues, consolidated cost of sales decreased to 28.3% during the third quarter of fiscal 2016 from 29.0% in the third quarter of fiscal 2015.

As a percentage of revenues, Del Frisco’s cost of sales decreased to 29.7% during the third quarter of fiscal 2016 from 30.3% in the third quarter of fiscal 2015.  This decrease in cost of sales, as a percentage of revenues, was primarily due to decreased beef costs.

As a percentage of revenues, Sullivan’s  cost of sales decreased to 30.0% during the third quarter of fiscal 2016  from 30.3% in the third quarter of fiscal 2015. This decrease in cost of sales, as a percentage of revenues, was primarily due to decreased beef and seafood costs.

As a percentage of revenues, Grille cost of sales decreased to 25.5% during the third quarter of fiscal 2016 from 25.9% in the third quarter of fiscal 2015.  This decrease in cost of sales, as a percentage of revenues, was primarily due to decreased beef, seafood and wine costs.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $2.8 million, or 8.1%, to $37.4 million in the third quarter of fiscal 2016 from $34.6 million in the third quarter of fiscal 2015.  This increase was primarily due to a net additional 37 operating weeks provided by the opening of seven restaurants during and subsequent to the third quarter of fiscal 2015. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 52.4% in the third quarter of fiscal 2016 from 50.5% in the third quarter of fiscal 2015.

As a percentage of revenues, Del Frisco’s restaurant operating expenses increased to 44.6% during the third quarter of fiscal 2016 from 43.4% during the third quarter of fiscal 2015.  This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher other restaurant operating expenses (including maintenance costs and donations),  as well as the deleveraging effect of certain fixed and semi-variable costs in relation to reduced comparable sales in certain restaurants.

As a percentage of revenues, Sullivan’s restaurant operating expenses increased to 57.4% during the third quarter of fiscal 2016 from 54.4% in the third quarter of fiscal 2015. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher labor and benefits costs (including wage rate increases and higher worker’s compensation expenses), other restaurant operating expenses (including maintenance costs and donations) and occupancy costs.

As a percentage of revenues, Grille restaurant operating expenses increased to 59.7% during the third quarter of fiscal 2016 from 59.0% in the third quarter of fiscal 2015. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher labor and benefits costs (including wage rate increases and higher worker’s compensation expenses).

Marketing and Advertising Costs. Consolidated marketing and advertising costs remained constant at $1.8 million in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. As a percentage of consolidated revenues, consolidated marketing and advertising costs decreased to 2.5% in the third quarter of fiscal 2016 from 2.6% in the third quarter of fiscal 2015.

As a percentage of revenues, Del Frisco’s marketing and advertising costs increased to 2.4% during the third quarter of fiscal 2016 from 2.0% in the third quarter of fiscal 2015. Marketing and advertising costs, as a percentage of revenues, increased primarily due to higher print media and other marketing costs.

As a percentage of revenues, Sullivan’s marketing and advertising costs decreased to 3.4% during the third quarter of fiscal 2016 from 4.0% in third quarter of fiscal 2015. Marketing and advertising costs, as a percentage of revenues, decreased primarily due to lower broadcast media, outdoor advertising and marketing research costs.

As a percentage of revenues, Grille marketing and advertising costs decreased to 2.2% during the third quarter of fiscal 2016 compared to 2.4% in the third quarter of fiscal 2015.  The decrease in marketing and advertising costs, as a percentage of revenues, was primarily due to lower public relations fees and print media costs.

Pre-opening Costs. Pre-opening costs decreased by $0.7 million to $1.3 million in the third quarter of fiscal 2016 from $2.0 million in the third quarter of fiscal 2015 due primarily the timing of new restaurants under construction versus the prior year comparable period. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.

General and Administrative Costs. General and administrative costs were remained constant at  $5.2 million  in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015. As a percentage of revenues, general and administrative costs decreased to  7.2% in the third quarter of fiscal 2016 compared to 7.6% in the third quarter of fiscal 2015. General and administrative costs are expected to increase as a result of costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.

Lease Termination and Closing Costs. During the third quarter of fiscal 2016, we incurred approximately $49,000 in charges primarily related to the closure of the Dallas Del Frisco’s location.  No such charges were incurred in the comparable period in fiscal 2015.

Depreciation and Amortization. Depreciation  and amortization increased $0.5 million, or 13.0%, to $4.3 million in the third quarter of fiscal 2016 from $3.8 million in the third quarter of fiscal 2015. The increase in depreciation and amortization expense primarily resulted from new assets placed in service during fiscal 2015 and fiscal 2016 as well as from existing restaurants that were remodeled during fiscal 2015.

Other Expenses. Other expenses increased by $0.3 million to $0.4 million in the third quarter of fiscal 2016 from $0.1 million in the third quarter of fiscal 2015 due primarily to the disposal of fixed assets from the closed Dallas Del Frisco’s restaurant.

Income Tax Expense (Benefit). The effective income tax rate for the third quarter of fiscal 2016 was (12.3)% compared to 51.9% for the third quarter of fiscal 2015. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses.

Thirty-Six Weeks Ended September 6, 2016 Compared to the Thirty-Six Weeks Ended September 8, 2015

The following tables show our operating results (in thousands) by segment and on a consolidated basis, as well as our operating results as a percentage of revenues, for the 36 weeks ended September 6, 2016 and September 8, 2015. The tables below include Restaurant-level EBITDA, a non-GAAP measure. See Note 7, Segment Reporting in the notes to our condensed consolidated financial statements for additional information on this metric, including a reconciliation to net income (loss), the most directly comparable GAAP measure.

	36 Weeks Ended September 6, 2016
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$108,449	100.0%	$51,628	100.0%	$72,440	100.0%	$232,517	100.0%
Costs and expenses:
Cost of sales	32,187	29.7%	15,327	29.7%	18,577	25.6%	66,091	28.4%
Restaurant operating expenses:
Labor	25,503	23.5%	15,690	30.4%	23,931	33.0%	65,124	28.0%
Operating expenses	12,322	11.4%	7,874	15.3%	9,852	13.6%	30,048	12.9%
Occupancy	7,336	6.8%	3,697	7.2%	7,863	10.9%	18,896	8.1%
Restaurant operating expenses	45,161	41.6%	27,261	52.8%	41,646	57.5%	114,068	49.1%
Marketing and advertising costs	2,223	2.0%	1,449	2.8%	1,594	2.2%	5,266	2.3%
Restaurant-level EBITDA	$28,878	26.6%	$7,591	14.7%	$10,623	14.7%	$47,092	20.3%

Restaurant operating weeks	429		648		731		1,808
Average weekly volume	$253		$80		$99		$129

	36 Weeks Ended September 8, 2015
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$106,255	100.0%	$52,966	100.0%	$58,286	100.0%	$217,507	100.0%
Costs and expenses:
Cost of sales	31,747	29.9%	15,929	30.1%	15,163	26.0%	62,839	28.9%
Restaurant operating expenses:
Labor	25,020	23.5%	15,846	29.9%	18,644	32.0%	59,510	27.4%
Operating expenses	10,814	10.2%	7,963	15.0%	7,895	13.5%	26,672	12.3%
Occupancy	7,451	7.0%	3,595	6.8%	6,604	11.3%	17,650	8.1%
Restaurant operating expenses	43,285	40.7%	27,404	51.7%	33,143	56.9%	103,832	47.7%
Marketing and advertising costs	1,731	1.6%	1,601	3.0%	1,550	2.7%	4,882	2.2%
Restaurant-level EBITDA	$29,492	27.8%	$8,032	15.2%	$8,430	14.5%	$45,954	21.1%

Restaurant operating weeks	400		670		606		1,676
Average weekly volume	$266		$79		$96		$130

Revenues. Consolidated revenues increased $15.0 million, or 6.9%, to $232.5 million in the first three quarters of fiscal 2016 from $217.5 million in the first three quarters of fiscal 2015. This increase was primarily driven by $22.4 million in incremental revenue from an additional 229 operating weeks provided by eight new restaurants opened during and subsequent to the first three quarters of fiscal 2015, partially offset by 97 fewer operating weeks due to the closing of the Dallas Del Frisco’s restaurant in the third quarter of 2016 and the closing of the Denver Sullivan’s restaurant in the third quarter of 2015 and the Palm Beach and Phoenix Grille restaurants in the fourth quarter of 2015, and decreased comparable restaurant sales. Comparable restaurant sales decreased 1.6% for the first three quarters of fiscal 2016 driven by a 1.5% decrease in customer counts and a 0.1% decrease in average check.

Del Frisco’s revenues increased $2.2 million, or 2.1%, to $108.4 million in the first three quarters of fiscal 2016 from $106.3 million in the first three quarters of fiscal 2015. The increase in revenues was driven by $4.5 million in incremental revenue from an additional 32 operating weeks provided by one new restaurant opened during the third quarter of fiscal 2015, partially offset by a decrease in comparable restaurant sales and 3 fewer operating weeks resulting from the relocation of the Dallas Del Frisco’s restaurant during the third quarter of 2016. Comparable restaurant sales decreased 1.9% for the first three quarters of fiscal 2016, comprised of a 2.2% decrease in customer counts, partially offset by a 0.3% increase in average check.

Sullivan’s revenues decreased $1.3 million, or 2.5%, to $51.6 million in the first three quarters of fiscal 2016 from $53.0 million in the first three quarters of fiscal 2015. The decrease in revenues was the result of 22 fewer operating weeks during the first three quarters of fiscal 2016, resulting from the closing of the Denver Sullivan’s restaurant (which contributed $1.1 million in revenues during the first three quarters of 2015), as well as a decrease in comparable restaurant sales. Comparable restaurant sales decreased 0.7% for the first three quarters of fiscal 2016 driven by a 2.2%  decrease in customer counts,  partially offset by a 1.5%  increase in average check.

Grille revenues increased $14.2 million, or 24.3%, to $72.4 million in the first three quarters of fiscal 2016 from $58.3 million in the first three quarters of fiscal 2015. This increase was primarily driven by $17.9 million in incremental revenue from an additional 197 operating weeks provided by seven new restaurants opened during and subsequent to the first three quarters of fiscal 2015, partially offset by 72 fewer operating weeks due to the closing of two restaurants (which contributed $2.7 million in revenues during the first three quarters of 2015), as well as a comparable restaurant sales decrease of 2.1% in the first three quarters of fiscal 2016, which was comprised of a 2.0% decrease in average check and a 0.1%  decrease in customer counts.

Cost of Sales. Consolidated cost of sales increased $3.3 million, or 5.2%, to $66.1 million in the first three quarters of fiscal 2016 from $62.8 million in the first three quarters of fiscal 2015. This increase was primarily due to a net additional 132 operating weeks provided by the opening of eight restaurants during and subsequent to the first three quarters of fiscal 2015. As a percentage of consolidated revenues, consolidated cost of sales decreased to 28.4% during the first three quarters of fiscal 2016 from 28.9% in the first three quarters of fiscal 2015.

As a percentage of revenues, Del Frisco’s cost of sales decreased to 29.7% during the first three quarters of fiscal 2016 from 29.9% in the first three quarters of fiscal 2015.  This decrease in cost of sales, as a percentage of revenues, was primarily due to decreased beef costs.

As a percentage of revenues, Sullivan’s cost of sales decreased to 29.7% during the first three quarters of fiscal 2016 from 30.1% in the first three quarters of fiscal 2015. This decrease in cost of sales, as a percentage of revenues, was primarily due to decreased beef, seafood and wine costs.

As a percentage of revenues, Grille cost of sales decreased to 25.6% during the first three quarters of fiscal 2016 from 26.0% in the first three quarters of fiscal 2015. This decrease in cost of sales, as a percentage of revenues, was primarily due to decreased beef and seafood costs.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $10.2 million, or 9.9%, to $114.1 million in the first three quarters of fiscal 2016 from $103.8 million in the first three quarters of fiscal 2015. This increase was primarily due to a net additional 132 operating weeks provided by the opening of eight restaurants during and subsequent to the first three quarters of fiscal 2015. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 49.1% in the first three quarters of fiscal 2016 from 47.7% in the first three quarters of fiscal 2015.

As a percentage of revenues, Del Frisco’s restaurant operating expenses increased to 41.6% during the first three quarters of fiscal 2016 from 40.7% during the first three quarters of fiscal 2015. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher other restaurant operating expenses (including higher maintenance expenses and donations) as well as the deleveraging effect of certain fixed and semi-variable costs in relation to reduced comparable sales in certain restaurants, partially offset by lower occupancy costs.

As a percentage of revenues, Sullivan’s restaurant operating expenses increased to 52.8% during the first three quarters of fiscal 2016 from 51.7% in the first three quarters of fiscal 2015. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher labor and benefits (including wage rate increases and higher worker’s compensation costs), other operating expenses (including higher maintenance expenses and donations) and occupancy costs,  as well as the deleveraging effect of certain fixed and semi-variable costs in relation to reduced comparable sales in certain restaurants.

As a percentage of revenues, Grille restaurant operating expenses increased to 57.5% during the first three quarters of fiscal 2016 from 56.9% in the first three quarters of fiscal 2015. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher labor and benefits (including wage rate increases and higher worker’s compensation costs) and other restaurant operating expenses (including higher maintenance expenses and donations) as well as the deleveraging effect of certain fixed and semi-variable costs in relation to reduced comparable sales in certain restaurants, partially offset by lower occupancy costs.

Marketing and Advertising Costs. Consolidated marketing and advertising costs increased $0.4 million, or 7.9%, to $5.3 million in the first three quarters of fiscal 2016 from $4.9 million in the first three quarters of fiscal 2015. As a percentage of consolidated revenues, consolidated marketing and advertising costs increased to 2.3%  during the first three quarters of fiscal 2016 compared from 2.2% the first three quarters of fiscal 2015.

As a percentage of revenues, Del Frisco’s marketing and advertising costs increased to 2.0% during the first three quarters of fiscal 2016 from 1.6% in the first three quarters of fiscal 2015. Marketing and advertising costs, as a percentage of revenues, increased primarily due to higher print media and other marketing costs.

As a percentage of revenues, Sullivan’s marketing and advertising costs decreased to 2.8% during the first three quarters of fiscal 2016 from 3.0% in the first three quarters of fiscal 2015. Marketing and advertising costs, as a percentage of revenues, decreased primarily due to lower public relations fees and lower broadcast media.

As a percentage of revenues, Grille marketing and advertising costs decreased to 2.2% during the first three quarters of fiscal 2016 compared to 2.7% in the first three quarters of fiscal 2015. The decrease in marketing and advertising costs, as a percentage of revenues, was primarily due to lower public relations fees and print media costs.

Pre-opening Costs. Pre-opening costs decreased by $1.8 million to $2.0 million in the first three quarters of fiscal 2016 from $3.8 million in the first three quarters of fiscal 2015 due primarily the timing of new restaurants under construction versus the prior year comparable period. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.

General and Administrative Costs. General and administrative costs increased $0.3 million, or 2.1%, to $17.0 million in the first three quarters of fiscal 2016 from $16.6 million in the first three quarters of fiscal 2015. This increase was primarily related to additional costs related to growth in the number of corporate and regional management-level personnel to support recent and anticipated growth. As a percentage of revenues, general and administrative costs decreased to 7.3% in the first three quarters of fiscal 2016 compared to 7.6% in the first three quarters of fiscal 2015. General and administrative costs are expected to continue to increase as a result of costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.

Lease Termination and Closing Costs. During the first three quarters of fiscal 2016, we incurred approximately $0.1 million in charges related to the closure of the Dallas Del Frisco’s location. No such charges were incurred in the comparable period in fiscal 2015.

Depreciation and Amortization. Depreciation and amortization increased $1.8 million, or 15.9%, to $12.8 million in the first three quarters of fiscal 2016 from $11.0 million in the first three quarters of fiscal 2015. This increase primarily resulted from new assets placed in service during 2015 and the first three quarters of fiscal 2016 as well as from existing restaurants that were remodeled during 2015.

Other Expenses. Other expenses increased by $0.2 million to $0.4 million in the third quarter of fiscal 2016 from $0.2 million in the third quarter of fiscal 2015 due primarily to the disposal of fixed assets from the closed Dallas Del Frisco’s restaurant.

Income Tax Expense. The effective income tax rate for the first three quarters of fiscal 2016 was 28.3% compared to 26.2% for the first three quarters of fiscal 2015. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses.

Liquidity and Capital Resources

Our principal liquidity requirements are our lease obligations and capital expenditure needs. We expect to finance our operations for at least the next several years, including costs of opening currently planned new restaurants, through cash provided by operations and borrowings available under our credit facility. However, we cannot be sure that these sources will be sufficient to finance our operations, and we may seek additional financing in the future. As of September 6, 2016, we had cash and cash equivalents of approximately $0.8 million.

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

The following table presents a summary of our cash flows for the 36 weeks ended September 6, 2016 and September 8, 2015 (in thousands):

	36 Weeks Ended
	September 6,	September 8,
	2016	2015
Net cash provided by operating activities	$20,291	$25,943
Net cash used in investing activities	(20,317)	(40,473)
Net cash (used in) provided by financing activities	(4,395)	12,249
Net change in cash and cash equivalents	$(4,421)	$(2,281)

Operating Activities. Net cash flows provided by operating activities decreased $5.7 million during the 36 weeks ended September 6, 2016 as compared to the 36 weeks ended September 8, 2015, primarily due to a $10.3 million decrease related to the timing of payables, a $3.3 million decrease related to impairment charges, a $2.4 million decrease in deferred rent obligations and a $1.0 million decrease related to prepaid and other assets,  partially offset by a $2.6 million increase in net income, a $3.6 million increase in income taxes, a $1.8 million increase in depreciation and amortization expense, a $1.6 million increase in other liabilities and a $1.7 million increase in inventories.

Investing Activities. Net cash used in investing activities for the 36 weeks ended September 6, 2016 was $20.2 million, consisting of proceeds from the sale of real estate on which our old Dallas Del Frisco’s restaurant was previously located prior to its relocation,  purchases of property and equipment and a trade name acquisition. The property and equipment purchases primarily related to construction in progress of two Grille restaurants and one Del Frisco’s restaurant.  Net cash used in investing activities for the 36 weeks ended September 8, 2015 was $40.5 million, consisting primarily of purchases of property and equipment. These purchases primarily related to construction of three Grille restaurants and one Del Frisco’s restaurant in progress at the end of the period and remodel activity of existing restaurants.

Financing Activities. Net cash used in financing activities for the 36 weeks ended September 6, 2016 was $4.4 million, which was primarily due to $4.5 million of payments on the outstanding balance under our credit facility.  Net cash provided by financing activities for the 36 weeks ended September 8, 2015 was  $12.2 million, primarily related to the $15.1 million of proceeds from long-term debt.

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

Common Stock Repurchase Program. On October 14, 2014, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $25 million of our common stock through October 14, 2017. Under this program, we may from time to time purchase our outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares. As of September 6, 2016, we had repurchased 189,027 shares of our common stock at an aggregate cost of approximately $3.0 million under this program.

There was no common stock repurchase activity during the 36 weeks ended September 6, 2016.

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

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings available under our credit facility, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. As of September 6, 2016, there were no outstanding borrowings on the Company’s credit facility. Holding other variables constant, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $10,000 per $1.0 million of outstanding debt.

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

On October 14, 2014, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $25 million of its common stock through October 14, 2017. Under this program, we may from time to time purchase our outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares. As of September 6, 2016, we had repurchased 189,027 shares of our common stock at an aggregate cost of approximately $3.0 million under this program.

There was no common stock repurchase activity during the 12 weeks ended September 6, 2016.

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

Date: October 14, 2016

Del Frisco’s Restaurant Group, Inc.

By:	/s/ Mark S. Mednansky
Mark S. Mednansky
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Thomas J. Pennison, Jr.
Thomas J. Pennison, Jr.
Chief Financial Officer, (Principal Financial Officer)