Form 10-K
period 2016-12-27
Del Frisco's Restaurant Group, Inc.
filed 2017-02-28
CIK 1415301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes     ☒   No

As of June 14, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates was approximately $364,070,370.

As of February 27, 2017, 23,406,042 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

Documents Incorporated by Reference: Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 27, 2016, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

We were initially organized as a Delaware limited liability company on June 30, 2006 in connection with the acquisition by our former principal stockholder of Lone Star Steakhouse & Saloon, Inc., which owned the Del Frisco’s and Sullivan’s restaurant concepts. Following the acquisition, the company was restructured to separate certain other Lone Star Steakhouse & Saloon concepts by, among other things, spinning off the subsidiaries that owned and operated those concepts. We converted from a Delaware limited liability company to a Delaware corporation in July 2012 in connection with our initial public offering. Unless the context otherwise indicates, all references to “we,” “our,” “us,” or the “Company” refer to Del Frisco’s Restaurant Group, Inc. and its subsidiaries.

Our Company

We develop, own and operate three contemporary, high-end, complementary restaurants: Del Frisco’s Double Eagle Steak House, or Del Frisco’s, Sullivan’s Steakhouse, or Sullivan’s, and Del Frisco’s Grille, or the Grille. We are a leader in the full-service steakhouse industry based on average unit volume, or AUV, and EBITDA margin. We currently operate 53 restaurants in 24 states and the District of Columbia. Each of our three restaurant concepts offers steaks as well as other menu selections, such as chops and fresh seafood. These menu selections are complemented by an extensive, award-winning wine list. Del Frisco’s, Sullivan’s and the Grille are positioned within the fine dining segment and are designed to appeal to both business and local dining customers. Our Del Frisco’s restaurants are sited in urban locations to target customers seeking a “destination dining” experience while our Sullivan’s and Grille restaurants are intended to appeal to a broader demographic, allowing them to be located either in urban areas or in close proximity to affluent residential neighborhoods. We believe our success reflects consistent execution across all aspects of the dining experience, from the formulation of proprietary recipes to the procurement and presentation of high quality menu items and delivery of a positive customer experience.

Del Frisco’s Double Eagle Steak House

We believe Del Frisco’s is one of the premier steakhouse concepts in the United States. The Del Frisco’s brand is defined by its menu, which includes USDA Prime grade, wet-aged steaks hand-cut at the time of order and a range of other high-quality offerings, including prime lamb, fresh seafood, and signature side dishes and desserts. It is also distinguished by its “swarming service,” whereby customers are served simultaneously by multiple servers. Each restaurant has a sommelier to guide diners through an extensive, award-winning wine list and our bartenders specialize in hand-shaken martinis and crafted cocktails. Del Frisco’s restaurants target customers seeking a full-service, fine dining steakhouse experience. We believe the décor and ambiance, with both contemporary and classic designs, enhance our customers’ experience and differentiate Del Frisco’s from other upscale steakhouse concepts. We currently operate 12  Del Frisco’s steakhouses in 9 states and the District of Columbia. These restaurants range in size from 11,000 to 24,000 square feet with seating capacity for at least 300 people. Annual AUVs per Del Frisco’s restaurant for locations open the entire year were $14.4 million for the fiscal year ended December 27, 2016. During the same period, the average check at these Del Frisco’s locations was $115.

Sullivan’s Steakhouse

Sullivan’s was created in the mid-1990’s as a complementary concept to Del Frisco’s. The Sullivan’s brand is defined by a fine dining experience at a more accessible price point, along with a vibrant atmosphere created by an open kitchen, live music and a bar area designed to be a center for social gathering and entertainment. Each Sullivan’s features fine hand-selected aged steaks, fresh seafood and a broad list of custom cocktails, along with an extensive selection of award-winning wines. We currently operate 18 Sullivan’s steakhouses in 14 states. These restaurants range in size from 7,000 to 11,000 square feet with seating capacity for at least 250 people. Annual AUVs per Sullivan’s restaurant were $4.4 million for the fiscal year ended December 27, 2016. During the same period, the average check at Sullivan’s was $64.

Del Frisco’s Grille

We developed the Grille in 2011 to take advantage of the positioning of the Del Frisco’s brand and to provide greater potential for expansion due to its smaller size, lower build out cost and more diverse menu. The Grille is an upscale casual concept with a menu designed to appeal more broadly to both business and casual diners that features a variety of Del Frisco’s prime aged steaks, top selling signature menu items and a broad selection of the same quality wines. The Grille also offers an assortment of relatively less expensive entrees, such as flatbread pizzas, sandwiches and salads, all prepared with the same signature flavors, high quality ingredients and presentation associated with the Del Frisco’s brand. We believe the ambiance of the concept appeals to a wide range of customers seeking a less formal atmosphere for their dining occasions. We currently operate 23 Grilles in 12 states and the District of Columbia. Additional Grille openings are planned over the next year and we anticipate they will range in size from 6,500 to 7,500 square feet with seating capacity for at least 200 people. Annual AUVs per Grille restaurant for locations open the entire year were $5.1 million for the fiscal year ended December 27, 2016. During the same period, the average check at these Grille locations was $48.

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

For the Del Frisco’s brand, we focus on sites in urban locations that allow us to easily access business clientele and customers seeking a premium dining experience. Many of our Del Frisco’s restaurants are in marquee locations, including waterfront property, popular shopping districts and active business centers. We believe the broader appeal of the Sullivan’s and Grille concepts allows us to target sites in both urban locations as well as more suburban locations in close proximity to affluent residential areas. Our site assessment analysis includes three primary components: customer profiling (demographics, lifestyle segmentation, spend metrics), trade area and site evaluation (physical inspection, competitive benchmarking, analysis of business generators/traffic patterns), and financial modeling (square footage and seat count analysis, predictive sales and margin evaluations, investment cost and return metrics). Understanding our customers is an essential element of our market planning and site selection processes. We have developed a customer profile for each of our concepts to help guide our development efforts and educate our development partners. We look for the following minimum criteria in our site trade areas:

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

We expect the size of new Del Frisco’s restaurants to range from 12,000 to 16,000 square feet, new Sullivan’s restaurants to range from 8,000 to 9,000 square feet and new Grille restaurants to range from 6,500 to 7,500 square feet. For the opening of a new restaurant, we measure our cash investment costs net of landlord contributions and equipment financing, but including pre-opening costs. We target average cash investment costs of $7.0 million to $9.0 million for a new Del Frisco’s and $3.0 million to $4.5 million for a new Sullivan’s or Grille. We target a cash-on-cash return of at least 25% beginning in the third operating year across our concepts. To achieve this return, we target a ratio of third year restaurant revenues to net development costs in the range of approximately 1.25:1 to 1.50:1. We target restaurant-level EBITDA margins of between 20% and 25% for each of our three concepts.

We believe there are opportunities to open five to seven new restaurants annually, generally composed of one to two Del Frisco’s and four to six Sullivan’s and/or Grilles, with new openings of our Grille concept likely serving as the primary driver of new unit growth in the near term. During the fiscal year ending on December 26, 2017, we expect to open one Grille and open one Del Frisco’s. It generally takes 9 to 12 months after the signing of a lease or the closing of a purchase to complete construction and open a new restaurant. Additional time is sometimes required to obtain certain government approvals, permits and licenses, such as liquor licenses. We are also currently evaluating the possibility of expanding the Sullivan’s brand through a franchising model.

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

Depending on the volume of each restaurant, our typical restaurant-level management team consists of one general manager, two to four assistant managers, one executive chef and two sous chefs. We also have an experienced team of regional directors to oversee operations at multiple restaurants. To ensure that each restaurant and its employees meet our demanding performance requirements, we have developed a set of strict operational standards that are followed in all facets of our operations. For example, these standards are used to develop corporate recipes, many of which are proprietary, that are adhered to across all of our restaurants. These standards also mandate a quality control process for the menu items in each of our restaurants that our chefs and managers oversee before each shift. This quality control process includes the full preparation of each item on our menu, other than our steaks, and the testing of each of these items for presentation, taste, portion size and temperature before they are prepared for our customers. Items that do not meet our rigorous standards are re-made until they do. We believe this process of full preparation for testing differentiates us from our competition.

The consistent execution at our restaurants is a result of the extensive training and supervision of our employees. Our general managers are required to undergo eight to ten weeks of initial training in food quality, customer service, alcohol beverage service, liquor liability avoidance and employee retention programs. Each of our new hourly employees also typically participates in a training program during which the employee works under the close supervision of his or her general manager. Our chefs and their assistants receive extensive training in food quality, food supply management and kitchen maintenance. All of our employees are trained to uphold each concept’s distinct characteristics and our overall values and operating philosophy.

Our training programs are administered by the general manager at each restaurant and supervised by our chief people officer, director of new restaurant openings and a dedicated training director for each concept. This training team ensures that all new general managers have developed a comprehensive set of tools that they can use to manage their restaurant, including employee selection, performance management and wage and hourly compliance. We also require each general manager to obtain a mandatory internal certification in areas of the kitchen, dining room and bar area. Our training team also supports new restaurant openings. Del Frisco’s, Sullivan’s and the Grille have developed a streamlined training program that ensures employees opening a new restaurant function as a cohesive team and maintain our high operational and food preparation standards. As a result, our corporate and concept-level infrastructure supports our growth strategy, allowing us to successfully replicate our standards in new restaurants.

Sourcing and Supply Chain

Our ability to maintain the consistent quality of our restaurants depends in part on our ability to procure food and other supplies from reliable sources in accordance with the specifications for all food products established by our corporate executive chef. We continually research and evaluate products and supplies to ensure high quality meat, seafood and other menu ingredients. Our corporate executive chef and director of purchasing work with Stock Yards, a division of U.S. Foods, Inc., our primary beef supplier,  as well as secondary beef suppliers, for all beef purchases on a national level. Our director of purchasing negotiates directly with suppliers of meat, seafood and certain other food and beverage products to ensure consistent quality and freshness and to obtain competitive prices for items purchased nationally for each concept. Our strong relationships with national and regional foodservice distributors ensure that our restaurants receive a constant supply of products. Products are shipped directly to the restaurants, and we do not maintain a central product warehouse or commissary.

Our corporate executive chef and our director of purchasing also establish strict product specifications for those items purchased at the local level. We ensure competitive pricing for such supplies by requiring each restaurant’s chef to obtain at least three prices for each locally sourced product from suppliers approved by the director of purchasing and submit these bids to their regional chef on a weekly basis. Pricing is then compared weekly on a national basis to ensure management for each restaurant has the most up-to-date information to help with procurement. Purchasing at each restaurant is directed primarily by each restaurant’s chef, who is trained in our purchasing philosophy and specifications, and who works with regional and corporate managers to ensure consistent products. Each of our restaurants also has an in-house sommelier responsible for purchasing wines based on customer preferences, market availability and menu content.

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

Seasonality

Our business is subject to seasonal fluctuations comparable to most restaurants. Historically, like other restaurants in our segment, the percentage of our annual revenues earned during the first and fourth fiscal quarters has been typically higher due to holiday traffic, increased gift card purchases and redemptions and increased private dining during the year-end holiday season. In addition, we operate on a 52- or 53-week fiscal year ending the last Tuesday of each December, and our first, second and third quarters each contain 12 operating weeks with the fourth quarter containing 16 or 17 operating weeks. The fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014, which we refer to as fiscal 2016, fiscal 2015 and fiscal 2014, respectively, had 52 weeks. The following fiscal year that will end on December 26, 2017, which we refer to as fiscal 2017, will have 52 weeks.

Intellectual Property

We have registered the names Del Frisco’s, Double Eagle Steak House, Sullivan’s, and Del Frisco’s Grille and have applications pending to register certain other names and logos as trade names, trademarks or service marks with the United States Patent and Trademark Office and in certain foreign countries. We have the exclusive right for use of these trademarks throughout the United States, other than with respect to the following. An unrelated third party that operates a restaurant in Louisville, Kentucky has an indefinite right to use a specific registration of the Del Frisco’s name in Jefferson County in Kentucky pursuant to a concurrent use agreement. We also agreed not to use the specific registration of the Del Frisco’s name or grant others the right to use it within 50 miles of the existing restaurant operated by the third party in the territory. We do not have any right to any future or recurring payments from or have any affirmative payment obligations to the third party and they are responsible for all costs associated with running their respective location, including all commodity and labor costs and any risks related thereto.  In fiscal 2016, we entered into an agreement to obtain and clarify the naming rights in certain counties in Kentucky, Indiana and Ohio related to this unrelated third party for aggregate consideration of $0.6 million. We are also aware of names similar to those of our restaurants used by various third parties in certain limited geographical areas. We believe that our trade names, trademarks and service marks are valuable to the operation of our restaurants and are important to our marketing strategy.

Government Regulation

Our restaurants are subject to licensing and regulation by state and local health, safety, fire and other authorities, including licensing and regulation requirements for the sale of alcoholic beverages and food. We maintain the necessary restaurant, alcoholic beverage and retail licenses, permits and approvals. The development and construction of additional restaurants will also be subject to compliance with applicable zoning, land use and environmental regulations. Federal and state labor laws govern our relationship with our employees and affect operating costs. These laws regulate, among other things, minimum wage, overtime, tips, tip credits, unemployment tax rates, workers’ compensation rates, health insurance, citizenship requirements and other working conditions. Our restaurants are subject in each state in which we operate to “dram shop” laws, which allow, in general, a person to sue us if that person was injured by an intoxicated person who was wrongfully served alcoholic beverages at one of our restaurants. A judgment against us under a dram shop law could exceed our liability insurance coverage policy limits and could result in substantial liability for us and have a material adverse effect on our results of operations and financial condition. Our inability to continue to obtain such insurance coverage at reasonable costs also could have a material adverse effect on us. We are also subject to the Federal Americans with Disabilities Act, which prohibits discrimination on the basis of disability in public accommodations and employment.

Employees

As of December 27, 2016, we had 4,809 employees. Many of our hourly employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. None of our employees are covered by a collective bargaining agreement. We believe that we have good relations with our employees.

Executive Officers and Key Employees

The following table sets forth certain information regarding our executive officers and certain of our key employees.

Name	Age	Position
Norman J. Abdallah	54	Chief Executive Officer; Director
Thomas J. Pennison, Jr.	49	Chief Financial Officer
Brandon C. Coleman	34	Chief Marketing Officer
Thomas G. Dritsas	46	Vice President of Culinary & Corporate Executive Chef
William S. Martens	44	Chief Development Officer
Ray D. Risley	51	President, Del Frisco’s
April L. Scopa	49	Chief People Officer
Scott C. Smith	61	President, Sullivan’s

Norman J. Abdallah has served as Chief Executive Officer since November 2016. Mr. Abdallah has also served as a member of the Board since July 2012. Mr. Abdallah also served as a member of the Company’s Advisory Board from March 2011 to July 2012. Previously, Mr. Abdallah served as an Operating Partner for CIC Partners, a private equity firm, in the role of Chief Executive Officer of TM Restaurant Holdings LLC from September 2014 to September 2016 and Executive Chairman of Willies Grill & Icehouse Holdings LLC, a restaurant company, from September 2014 to October 2016. From December 2013 through September 2014, Mr. Abdallah served as Chief Executive Officer of Counter Concepts, LLC, a private equity firm. From May 2013 through December 2013, Mr. Abdallah served as interim Chief Executive Officer of Dinosaur Bar-B-Que, a restaurant operating company. Mr. Abdallah formerly served as the Chief Executive Officer of Romano’s Macaroni Grill, a restaurant operating company, from 2010 through April 2013. Prior to joining Romano’s Macaroni Grill, Mr. Abdallah served as Chief Executive Officer of Restaurants Unlimited Inc., a privately-held multi-concept restaurant company, from 2009 to 2010. Prior to joining Restaurants Unlimited, Mr. Abdallah served as the Chief Executive Officer and Co-Founder of Fired Up, Inc., the parent company of U.S.-based casual dining concept Carino’s Italian, from 1997 to 2008.  Mr. Abdallah has also served as Chairman of the Board of Triple Tap Ventures, an Alamo Drafthouse Cinema franchisee operator, since 2008 and served as a member of the Board of Directors of California Pizza Kitchen, Inc., a restaurant operating company, from 2011 to April 2013.

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

Brandon C. Coleman has served as Chief Marketing Officer since December 2016 and is responsible for all aspects of marketing for Del Frisco’s, Sullivan’s and the Grille. Prior to joining our company, from 2013 to 2016, Mr. Coleman served as the Chief Executive Officer and lead management consultant for Brava Partners, a brand consulting firm, where he led engagements for over nineteen brands. Prior to Brava Partners, in 2013, Mr. Coleman served as the Chief Marketing Officer for Snapfinger, Inc., an online restaurant ordering and technology company, where he led sales, marketing and product development initiatives. Prior to Snapfinger, Inc., from 2010 to 2013, Mr. Coleman served as the Chief Marketing Officer for Romano’s Macaroni Grill.  Prior to Macaroni Grill, from 2009 to 2010, Mr. Coleman served as the Vice President of Marketing for Restaurants Unlimited, Inc. Mr. Coleman’s career began with global advertising leader McCann Erickson NY.

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

William S. Martens has served as Chief Development Officer since November 2016, and previously as Vice President of Development & Construction since 2011, and is responsible for market planning, site selection, site acquisition and construction for our three concepts. Mr. Martens also oversees concept design, portfolio management and facilities operations. Mr. Martens has been with us since 2008, previously serving as our Director of Development where he managed all facets of new unit development and established the infrastructure to support our growth in new and existing markets. Before joining our company, Mr. Martens served as Vice President of Portfolio Management with Hudson Americas, LLC, from 2007 to 2008. Prior to Hudson Americas, Mr. Martens spent nine years with Yum! Brands, where he held multiple leadership roles in Finance and Development, including the position of Senior Manager of Development. In this role, he worked with senior brand leadership teams to develop market plans, define asset strategies and make capital appropriations decisions for approximately 350 new restaurants annually.

Ray D. Risley has served as President, Del Frisco’s since January 2017. From December 2015 to December 2016, Mr. Risley was Senior Vice President of Operations for the Grille. From October 2013 to December 2015, Mr. Risley was Vice President of Operations for Sullivan’s Steakhouse. Prior to becoming Vice President of Operations for Sullivan’s, Mr. Risley served as a Regional Manager for restaurants under all three of our brands, as well as overseeing the openings of a number of new restaurants. Prior to becoming a Regional Manager, Mr. Risley served as a Regional General Manager of Del Frisco's and Sullivan's from 2005 to the end of 2007, during which time he also assumed the role of General Manager of the Del Frisco's restaurant in New York. From 2003 to 2005, Mr. Risley served as Regional Manager for all 15 Sullivan's Steakhouse restaurants. From 2000 to 2003, Mr. Risley was District General Manager for four Sullivan's Steakhouse restaurants. Mr. Risley joined Del Frisco’s Restaurant Group in 1998 as the General Manager of the Sullivan's Steakhouse restaurant in Dallas. Previously, Mr. Risley held various management positions with the Morton's chain of steakhouse restaurants, including General Manager of the Beverly Hills location and with the original Spago restaurant as the General Manager.

April L. Scopa has served as Chief People Officer since November 2016, and previously as Vice President of People and Education since June 2011, and is responsible for recruiting, human resources, talent development and training strategy. Prior to joining our company, Ms. Scopa worked with Landmark Leisure Group, a national leader in entertainment development since June 2010 and served as VP of People & Development, beginning in January 2011, where she led the HR, recruiting, new store opening development, employee relations, talent management and personnel development strategy. Prior to Landmark, Ms. Scopa spent eight years with The Capital Grille, an upscale steakhouse division of Darden Restaurants, as Director of Operations and Senior Director of Training, where her responsibilities most recently included quality of operations, people and P&L results for six locations. Prior to The Capital Grille, Ms. Scopa also worked for C.A. Muer Corporation and LongHorn Steakhouse, both in a training and operations capacity.

Scott C. Smith has served as President, Sullivan’s since January 2017. Prior to joining our company, from 2013 to 2016, Mr. Smith most recently served as the Chairman and CEO of Day Star Restaurant Group, which owns and operates Texas Land & Cattle and Lone Star Steak House restaurants. Prior to Day Star, from 2011 to 2013, Mr. Smith was Senior Vice President of Operations at Macaroni Grill. Prior to Macaroni Grill, from 2009 to 2011, Mr. Smith served as Chief Operating Officer of Restaurants Unlimited and later as the President and CEO. Prior to Restaurants Unlimited, from 2008 to 2009, Mr. Smith served as the President and CEO of AMER Restaurant Group, which operated a portfolio of restaurants in Cairo, Egypt. Prior to AMER Restaurant Group, Mr. Smith served in various leadership positions in various companies throughout the restaurant industry, including Brinker International, in addition to founding, owning and operating different restaurant concepts.

Financial Information

The financial information that is required to be included in this Item 1, Business is set forth in Item 6, Selected Financial Data and in note 12 in the notes to the consolidated financial statements.

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

Purchases at our restaurants are discretionary for consumers, and we are therefore susceptible to economic slowdowns. We believe that consumers generally are more willing to make discretionary purchases, including high-end restaurant meals, during favorable economic conditions. The recent economic uncertainty, continuing disruptions in the overall economy, including high unemployment and financial market volatility and unpredictability, and the related reduction in consumer confidence negatively affected customer traffic and sales throughout our industry, including our segment. If the economy experiences a new downturn or there are continued uncertainties regarding U.S. budgetary and fiscal policies, our customers, including our business clientele, may further reduce their level of discretionary spending, impacting the frequency with which they choose to dine out or the amount they spend on meals while dining out. We believe the majority of our weekday revenues in our Del Frisco’s and Sullivan’s concepts are derived from business customers using expense accounts, and our business therefore may be affected by reduced expense account or other business-related dining by our business clientele. If business clientele were to dine less frequently at our restaurants, our business and results of operations would be adversely affected as a result of a reduction in customer traffic or average revenues per customer.

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

Our financial success depends in part on management’s ability to execute our growth strategy. One key element of our growth strategy is opening new restaurants. We believe there are opportunities to open five to seven new restaurants annually, generally composed of one to two Del Frisco’s and four to six Sullivan’s and/or Grilles, with new openings of our Grille concept likely serving as the primary driver of new unit growth in the near term. We are also currently evaluating the possibility of expanding the Sullivan’s brand through a franchising model. In fiscal 2016, we relocated the Del Frisco’s in Dallas, Texas, and opened Grilles in Long Island, New York, Nashville, Tennessee and Brentwood, Tennessee.  In fiscal 2017, we expect to open one Grille and one Del Frisco’s. For the opening of a new restaurant, we measure our cash investment costs net of landlord contributions and equipment financing, but including pre-opening costs. We target average cash investment costs of $7.0 million to $9.0 million for a new Del Frisco’s and $3.0 million to $4.5 million for a new Sullivan’s or Grille.

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

•timely hiring, training and retaining the skilled management and other employees necessary to meet staffing needs;

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

We launched our newest concept, the Grille, in the third quarter of fiscal 2011 with the opening of our New York City location, and have grown the concept to 23 locations as of the end of fiscal 2016. We believe that new openings of the Grille are likely to serve as the primary driver of new unit growth in the near term. Our ability to continue to succeed with this new concept will require significant capital expenditures and management attention and is subject to certain risks in addition to those of opening a new restaurant under one of our existing concepts, including customer acceptance of and competition to that concept. If the “ramp-up” period for our Grille restaurants and for our development of concepts in general does not meet our expectations, our operating results may be adversely affected. In addition, we are targeting restaurant-level EBITDA margins of between 20% and 25% for the Grille. However, because we face new challenges at the Grille as we enter new markets, we cannot provide any assurance that our operating margins will achieve these levels. As a result, we may need to adjust our pricing and menu offering strategies. We may not be successful enough to recoup our investments in the concept. There can be no assurance that we will be successful in further developing and growing the Grille or in developing and growing any other new concept to a point where it will become profitable or generate positive cash flow or that it will prove to be a platform for future expansion. We may not be able to attract enough customers to meet targeted levels of performance at new restaurants because potential customers may be unfamiliar with our concepts or the atmosphere or menu might not appeal to them. Some Grille locations may even operate at a loss, which could have a material adverse effect on our overall operating results. In addition, opening a new restaurant concept such as a Grille in an existing market could reduce the revenue of our existing restaurants in that market. If we cannot successfully execute our growth strategies for the Grille, or if customer traffic generated by the Grille results in a decline in customer traffic at one of our other restaurants in the same market, our business and results of operations may be adversely affected.

Our growth, including the continued development of the Grille, may strain our infrastructure and resources, which could delay the opening of new restaurants and adversely affect our ability to manage our existing restaurants.

We plan to continue new restaurant growth, including the continued development and promotion of the Grille. We believe there are opportunities to open five to seven restaurants annually, generally composed of one to two Del Frisco’s and four to six Sullivan’s and/or Grilles, with new openings of our Grille concept likely serving as the primary driver of new unit growth in the near term. We are also currently evaluating the possibility of expanding the Sullivan’s brand through a franchising model. During fiscal 2017, we expect to open one Grille and one Del Frisco’s. We typically target an average cash investment of approximately $7.0 million to $9.0 million per restaurant for a Del Frisco’s restaurant and $3.0 million to $4.5 million for a Sullivan’s or a Grille, in each case net of landlord contributions and equipment financing and including pre-opening costs. In addition to new openings, we also may “refresh” a number of our Del Frisco’s and Sullivan’s locations to, among other things, add additional seating, further grow our private dining business and add patio seating. During fiscal 2016, we completed the refresh of one Sullivan’s and one Del Frisco’s.  Looking forward, we expect to complete two to four refreshes each year at an approximate cost of $0.5 to $1.0 million per location. This growth and these investments will increase our operating complexity and place increased demands on our management as well as our human resources, purchasing and site management teams. While we have committed significant resources to expanding our current restaurant management systems, financial and management controls and information systems in connection with our recent growth, if this infrastructure is insufficient to support this expansion, our ability to open new restaurants, including the continued development and promotion of the Grille, and to manage our existing restaurants, including the expansion of our private dining business, would be adversely affected. If we fail to continue to improve our infrastructure or if our improved infrastructure fails, we may be unable to implement our growth strategy or maintain current levels of operating performance in our existing restaurants.

Our New York Del Frisco’s location represents a significant portion of our revenues, and any significant downturn in its business or disruption in the operation of this location could harm our business, financial condition and results of operations.

Our New York Del Frisco’s location represented approximately 11%, 12% and 13% of our revenues in fiscal 2016, 2015 and 2014, respectively. Accordingly, we are susceptible to any fluctuations in the business at our New York Del Frisco’s location, whether as a result of adverse economic conditions, negative publicity, changes in customer preferences or for other reasons. In addition, any natural disaster, prolonged inclement weather, act of terrorism or national emergency, accident, system failure or other unforeseen event in or around New York City could result in a temporary or permanent closing of this location, could influence potential customers to avoid this geographic region or this location in particular or otherwise lead to a decrease in revenues. Any significant interruption in the operation of this location or other reduction in sales could adversely affect our business and results of operations.

Negative customer experiences or negative publicity surrounding our restaurants or other restaurants could adversely affect sales in one or more of our restaurants and make our brands less valuable.

The quality of our food and our restaurant facilities are two of our competitive strengths. Therefore, adverse publicity, whether or not accurate, relating to food quality, public health concerns, illness, safety, injury or government or industry findings concerning our restaurants, restaurants operated by other foodservice providers or others across the food industry supply chain could affect us more than it would other restaurants that compete primarily on price or other factors. A restaurant in Louisville, Kentucky has the right to use, and uses, a specific registration of the Del Frisco’s name pursuant to a concurrent use agreement, as described in greater detail in “Business—Intellectual Property.” We do not own or control the Louisville restaurant, but any adverse publicity relating to those operations could negatively affect us. In addition, although we would not be legally liable for any such failure, because the Louisville restaurant operate s under one of our brand names, we may be subject to litigation as a result of the restaurant’s failure to comply with food quality, preparation or other applicable rules and regulations. If customers perceive or experience a reduction in our food quality, service or ambiance or in any way believe we have failed to deliver a consistently positive experience, the value and popularity of one or more of our concepts could suffer. Any shifts in consumer preferences away from the kinds of food we offer, particularly beef, whether because of dietary or other health concerns or otherwise, would make our restaurants less appealing and could reduce customer traffic and/or impose practical limits on pricing.

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

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs, which have a substantial effect on our total costs. For example, we purchase large quantities of beef, particularly USDA prime beef and premium choice beef. Our beef costs represented approximately 32%, 34% and 34% of our food and beverage costs during fiscal 2016, 2015 and 2014, respectively, and we currently do not purchase beef pursuant to any long-term contractual arrangements with fixed pricing or use futures contracts or other financial risk management strategies to reduce our exposure to potential price fluctuations. The market for USDA prime beef and premium choice beef is particularly volatile and is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. Although we currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations, from time to time, we may opportunistically enter into fixed price beef supply contracts or contracts for other food products or consider other risk management strategies with regard to our meat and other food costs to minimize the impact of potential price fluctuations. This practice could help stabilize our food costs during times of fluctuating prices, although there can be no assurances that this will occur. However, because our restaurants feature USDA prime beef and premium choice beef, we generally expect to purchase these types of beef even if we have not entered into any such arrangements and the price increased significantly. The prices of other commodities can affect our costs as well, including corn and other grains, which are ingredients we use regularly and are also used as cattle feed and therefore affect the price of beef. Energy prices can also affect our bottom line, as increased energy prices may cause increased transportation costs for beef and other supplies, as well as increased costs for the utilities required to run each restaurant. Historically we have passed increased commodity and other costs on to our customers by increasing the prices of our menu items. While we believe these price increases did not historically affect our customer traffic, there can be no assurance additional price increases would not affect future customer traffic. If prices increase in the future and we are unable to anticipate or mitigate these increases, or if there are shortages for USDA Prime beef and premium choice beef, our business and results of operations would be adversely affected.

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

We depend on the services of key executives, and our business and growth strategy could be materially harmed if we were to lose these executives and were unable to replace them with and successfully transition to executives of equal experience and capabilities.

Some of our senior executives, such as Norman J. Abdallah, our Chief Executive Officer, are particularly important to our success. Senior executives are important to our business because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing. We have employment agreements with all members of senior management; however, we cannot prevent our executives from terminating their employment with us. Losing the services of any of these individuals could adversely affect our business until a suitable replacement could be found. We also believe that they could not quickly be replaced with executives of equal experience and capabilities and their successors may not be as effective. We do not maintain key person life insurance policies on any of our executives.

In addition, as previously disclosed, Mr. Abdallah assumed the role as our Chief Executive Officer in November 2016. Any significant leadership change or senior management transition involves inherent risk and any failure to complete a smooth transition could hinder our strategic planning, execution and future performance. While we strive to mitigate the negative impact associated with changes to our senior management team, there may be uncertainty among investors, employees and others concerning our future direction and performance. Any disruption in our operations or uncertainty could adversely affect our business and results of operations.

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

Our business is subject to extensive federal, state and local government regulation, including regulations related to the preparation and sale of food, the sale of alcoholic beverages, the sale and use of tobacco, zoning and building codes, land use and employee, health, sanitation and safety matters. For example, the preparation, storing and serving of food and the use of certain ingredients is subject to heavy regulation. Alcoholic beverage control regulations govern various aspects of our restaurants’ daily operations, including the minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing and inventory control, handling and storage. Typically, our restaurants’ licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause. In addition, because we operate in a number of different states, we are also required to comply with a number of different laws covering the same topics. The failure of any of our restaurants to timely obtain and maintain necessary governmental approvals, including liquor or other licenses, permits or approvals required to serve alcoholic beverages or food could delay or prevent the opening of a new restaurant or prevent regular day-to-day operations, including the sale of alcoholic beverages, at a restaurant that is already operating, any of which would adversely affect our business and results of operations.

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

Government regulation can also affect customer traffic at our restaurants. A number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information. For example, the PPACA establishes a uniform, federal requirement for restaurant chains with 20 or more locations operating under the same trade name and offering substantially the same menus to post nutritional information on their menus, including the total number of calories. The law also requires such restaurants to provide to consumers, upon request, a written summary of detailed nutritional information, including total calories and calories from fat, total fat, saturated fat, cholesterol, sodium, total carbohydrates, complex carbohydrates, sugars, dietary fiber, and total protein in each serving size or other unit of measure, for each standard menu item. The FDA is also permitted to require additional nutrient disclosures, such as trans-fat content. In fiscal 2015, our Grille concept became subject to the requirements to post nutritional information on our menus or in our restaurants because we operated 20 Grille locations. The compliance deadline is May 5, 2017, and we intend to comply with these requirements before the deadline. Our compliance with the PPACA or other similar laws to which we may become subject could reduce demand for our menu offerings, reduce customer traffic and/or reduce average revenue per customer, which would have an adverse effect on our revenue. Any reduction in customer traffic related to these or other government regulations could affect revenues and adversely affect our business and results of operations.

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

In addition, we have a substantial number of hourly employees who are paid wage rates at or based on the federal or state minimum wage and who rely on tips as a large portion of their income. Any changes in the city, state, or federal laws affecting the wages we pay our employees, including an increase in the minimum wage, such as the 15%  increase in the minimum wage on January 1, 2017 in Seattle, Washington to $15.00 per hour or the 17% increase in minimum wage in California to $10.50, could increase our costs and have a material adverse impact on our results of operations. Certain other states in which we operate restaurants have adopted or are considering adopting minimum wage statutes that exceed the federal minimum wage as well. We may be unable or unwilling to increase our prices in order to pass these increased labor costs on to our customers, in which case, our business and results of operations could be adversely affected.

We occupy most of our restaurants under long-term non-cancelable leases for which we may remain obligated to perform under even after a restaurant closes, and we may be unable to renew leases at the end of their terms.

All but one of our restaurants are located in leased premises. Many of our current leases are non-cancelable and typically have initial terms ranging from 5 to 15 years with 2 to 4 5-year extension options. We believe that leases that we enter into in the future will be on substantially similar terms. If we were to close or fail to open a restaurant at a location we lease, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. For example, in fiscal 2015, we paid $3.1 million to exit two Grille leases, and in fiscal 2016, we paid $0.9 million to exit one Sullivan’s lease.  Our obligation to continue making rental payments and fulfilling other lease obligations in respect of leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we cannot renew such a lease we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks. If we are required to make payments or otherwise perform under one of our leases after a restaurant closes or if we are unable to renew our restaurant leases, our business and results of operations could be adversely affected.

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

Payments under our operating leases account for a significant portion of our operating expenses, and we expect the new restaurants we open in the future will similarly be leased by us. Specifically, payments under our operating leases accounted for 13.3%, 13.2% and 13.4% of our restaurant operating expenses in fiscal 2016, 2015 and 2014, respectively. Our substantial operating lease obligations could have significant negative consequences, including:

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

We currently have a credit facility that provides for a revolving loan of up to $30.0 million. There were no outstanding borrowings under this facility at December 27, 2016. We may incur substantial additional indebtedness in the future. Our credit facility, and other debt instruments we may enter into in the future, may have important consequences to us, including the following:

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

We expect that we will depend primarily on cash generated by our operations for funds to pay our expenses and any amounts due under our credit facility and any other indebtedness we may incur. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flows from operations in the future, and our currently anticipated growth in revenues and cash flows may not be realized, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not have enough money, we may be required to refinance all or part of our then existing debt, sell assets or borrow more money, in each case on terms that are not acceptable to us. In addition, the terms of existing or future debt agreements, including our existing credit facility, may restrict us from adopting any of these alternatives. Our ability to recapitalize and incur additional debt in the future could also delay or prevent a change in control of our company, make some transactions more difficult and impose additional financial or other covenants on us. In addition, any significant levels of indebtedness in the future could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt and could make us more vulnerable to economic downturns and adverse developments in our business.  Our indebtedness and any inability to pay our debt obligations as they come due or inability to incur additional debt could adversely affect our business and results of operations.

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

Our credit facility limits our ability to engage in these types of transactions even if we believed that a specific transaction would contribute to our future growth or improve our operating results. Our credit facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Specifically, these covenants require that we have a fixed charge coverage ratio of greater than 2.00 and a leverage ratio of less than 1.00. As of December 27, 2016,  we were in compliance with these tests. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these provisions or our inability to comply with required financial ratios in our credit facility could result in a default under the credit facility in which case the lenders will have the right to declare all borrowings to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with the terms of the credit facility and the lenders accelerate the amounts outstanding under the credit facility our business and results of operations would be adversely affected.

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

We have registered the names Del Frisco’s, Double Eagle Steak House, Sullivan’s, Del Frisco’s Grille and have applications pending to register certain other names and logos used by our restaurants as trade names, trademarks or service marks with the United States Patent and Trademark Office and in certain foreign countries. We have the exclusive right to use these trademarks throughout the United States,  other than with respect to one restaurant in Louisville, Kentucky, including the 50 mile surrounding area, where an unrelated third party has the right to use a specific registration of the Del Frisco’s name in Jefferson County in Kentucky. The success of our business depends in part on our continued ability to utilize our existing trade names, trademarks and service marks as currently used in order to increase our brand awareness. In that regard, we believe that our trade names, trademarks and service marks are valuable assets that are critical to our success. The unauthorized use or other misappropriation of our trade names, trademarks or service marks could diminish the value of our brands and restaurant concepts and may cause a decline in our revenues and force us to incur costs related to enforcing our rights. In addition, the use of trade names, trademarks or service marks similar to ours in some markets may keep us from entering those markets. While we may take protective actions with respect to our intellectual property, these actions may not be sufficient to prevent, and we may not be aware of all incidents of, unauthorized usage or imitation by others. Any such unauthorized usage or imitation of our intellectual property, including the costs related to enforcing our rights, could adversely affect our business and results of operations.

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

As of December 27, 2016, we had awards of stock options, restricted stock and performance stock units outstanding under our equity compensation plan. In addition, we expect to offer stock options, restricted stock and other forms of stock-based compensation to our directors, officers and employees in the future. If the options that we issue are exercised, or any restricted stock or other awards that we may issue vests, and those shares are sold into the public market, the market price of our common stock may decline. In addition, the availability of shares of common stock for award under our equity incentive plan, or the grant of stock options, restricted stock or other forms of stock-based compensation, may adversely affect the market price of our common stock.

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

We are also subject to Section 203 of the Delaware General Corporation Law, or the DGCL, which, subject to certain exceptions, prohibits us from engaging in any business combination with any interested stockholder, as defined in that section, for a period of three years following the date on which that stockholder became an interested stockholder. In addition, our equity incentive plan permits vesting of stock options, restricted stock and performance stock units, and payments to be made to the employees thereunder in certain circumstances, in connection with a change of control of our company, which could discourage, delay or prevent a merger or acquisition at a premium price.

We are an “emerging growth company,”  but will lose this status as of the end of fiscal 2017.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, or JOBS Act, and we have adopted certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company,” which will occur as of the end of fiscal 2017. As a result of losing our “emerging growth company” status, we will be subject to certain requirements that apply to other public companies from which we have previously been exempt, including those listed above. We expect that the loss of “emerging growth company” status and compliance with the additional requirements will increase our legal and financial compliance costs and make some activities more time consuming and costly. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

If we are unable to implement and maintain the effectiveness of our internal control over financial reporting, our independent registered public accounting firm may not be able to provide an unqualified report on our internal controls.

Pursuant to Section 404 of the Sarbanes-Oxley Act and the related rules adopted by the SEC and the Public Company Accounting Oversight Board, our management is required to report on the effectiveness of our internal control over financial reporting. In addition, once we no longer qualify as an “emerging growth company” under the JOBS Act, which will occur as of the end of fiscal 2017, we will lose the ability to rely on the exemptions related thereto discussed above, and beginning with the audit of our consolidated financial statements for fiscal 2017, our independent registered public accounting firm will be required, as part of an integrated audit, to attest to the effectiveness of our internal control over financial reporting under Section 404. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not detect. If we conclude and, once we no longer qualify as an “emerging growth company” under the JOBS Act, our independent registered public accounting firm concludes, that our internal control over financial reporting is not effective, investor confidence and our stock price could decline.

Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of NASDAQ listing rules, and result in a breach of the covenants under our financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our consolidated financial statements. Confidence in the reliability of our consolidated financial statements also could suffer if we or our independent registered public accounting firm were to report a material weakness in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in the price of our common stock.

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

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, the FASB, together with the International Accounting Standards Board, has issued a comprehensive set of changes in accounting for leases. The lease accounting model is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rent payment obligations), which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. All of our restaurant leases are accounted for as operating leases, with no related assets and liabilities on our balance sheet. However, changes in lease accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance. Any such change could have a significant effect on our reported financial results.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Properties

We currently operate 53 restaurants across 24 states and the District of Columbia. We currently lease all of our restaurants, except for one Del Frisco’s restaurant. The majority of our leases provide for minimum annual rents with some containing percentage-of-sales rent provisions, against which the minimum rent may be applied. Typically, our lease terms are 5 to 15 years at initiation, with 2 to 4 5-year extension options. None of our restaurant leases can be terminated early by the landlord other than as is customary in the context of a breach or default under the applicable lease.

Opening Date	City	State	Lease/Own
Del Frisco’s Double Eagle Steak House
April 1996	Ft. Worth	Texas	Lease
January 1997	Denver	Colorado	Lease
March 2000	New York	New York	Lease
July 2000	Las Vegas	Nevada	Lease
May 2007	Charlotte	North Carolina	Lease
November 2007	Houston	Texas	Lease (1)
November 2008	Philadelphia	Pennsylvania	Lease
April 2011	Boston	Massachusetts	Lease
December 2012	Chicago	Illinois	Lease
September 2014	Washington D.C.		Lease
August 2015	Orlando	Florida	Own
September 2016	Dallas	Texas	Lease (2)

Del Frisco’s Grille
August 2011	New York	New York	Lease
November 2011	Dallas	Texas	Lease
July 2012	Washington D.C.		Lease
October 2012	Atlanta	Georgia	Lease
March 2013	Houston	Texas	Lease
July 2013	Santa Monica	California	Lease
October 2013	Fort Worth	Texas	Lease
December 2013	Chestnut Hill	Massachusetts	Lease
December 2013	Southlake	Texas	Lease
June 2014	Burlington	Massachusetts	Lease
August 2014	Irvine	California	Lease
September 2014	N. Bethesda	Maryland	Lease
November 2014	Tampa	Florida	Lease
December 2014	Pasadena	California	Lease
May 2015	The Woodlands	Texas	Lease
June 2015	Plano	Texas	Lease
August 2015	Stamford	Connecticut	Lease
September 2015	Little Rock	Arkansas	Lease
September 2015	Hoboken	New Jersey	Lease
November 2015	Cherry Creek	Colorado	Lease
June 2016	Long Island	New York	Lease
October 2016	Nashville	Tennessee	Lease
November 2016	Brentwood	Tennessee	Lease

Sullivan’s Steakhouse
May 1996	Austin	Texas	Lease
November 1996	Indianapolis	Indiana	Lease
October 1997	Baton Rouge	Louisiana	Lease
December 1997	Wilmington	Delaware	Lease
January 1998	Charlotte	North Carolina	Lease
July 1998	Houston	Texas	Lease (3)
September 1998	Anchorage	Alaska	Lease
September 1998	King of Prussia	Pennsylvania	Lease

Opening Date	City	State	Lease/Own
Sullivan’s Steakhouse (cont.)

December 1998	Naperville	Illinois	Lease
January 1999	Palm Desert	California	Lease
June 1999	Chicago	Illinois	Lease
August 1999	Raleigh	North Carolina	Lease
December 2000	Tucson	Arizona	Lease (4)
July 2007	Omaha	Nebraska	Lease
July 2008	Leawood	Kansas	Lease
November 2008	Lincolnshire	Illinois	Lease
February 2009	Baltimore	Maryland	Lease
June 2010	Seattle	Washington	Lease

(1)	Current lease term expires on November 30, 2017. We have three remaining five-year option periods available that have not yet been exercised.
(2)	The relocation of the Dallas Del Frisco’s Double Eagle location was treated as a new restaurant opening.
(3)	Current lease term expires on August 31, 2017. We have one remaining five-year option period available that has not yet been exercised.
(4)	Current lease term expires on September 30, 2017. We have two remaining five-year option periods available that have not yet been exercised.

Our corporate headquarters is located in Southlake, Texas. We lease the property for our corporate headquarters.

Item 3.	Legal Proceedings

We are subject to various claims and legal actions, including class actions, arising in the ordinary course of business from time to time, including claims related to food quality, personal injury, contract matters, health, wage and employment matters and other issues. While it is impossible at this time to determine with certainty the ultimate outcome of these proceedings, lawsuits and claims, management believes that adequate provisions have been made and that the ultimate outcomes will not have a material adverse effect on our financial position and results of operations.

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

		High	Low
2016
	First Quarter (December 30, 2015 ̶ March 22, 2016)	$17.15	$14.10
	Second Quarter (March 23, 2016 ̶ June 14, 2016)	$16.86	$14.42
	Third Quarter (June 15, 2016 ̶ September 6, 2016)	$16.10	$14.05
	Fourth Quarter (September 7, 2016 ̶ December 27, 2016)	$18.50	$13.01
2015
	First Quarter (December 31, 2014 ̶ March 24, 2015)	$25.95	$17.87
	Second Quarter (March 25, 2015 ̶ June 16, 2015)	$22.48	$18.30
	Third Quarter (June 17, 2015 ̶ September 8, 2015)	$19.18	$13.73
	Fourth Quarter (September 9, 2015 ̶ December 29, 2015)	$16.42	$12.25

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

The closing sale price of a share of our common stock, as reported by the Nasdaq Global Select Market, on February 27, 2017, was $16.25. As of  February 27, 2017, there were three holders of record of our common stock, not including beneficial owners of shares registered in nominee or street name.

Issuer Purchases of Equity Securities

On October 14, 2014, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $25 million of our common stock over the next three years. On February 15, 2017, our Board of Directors increased this authorization to $50 million. Under this program, we may from time to time purchase our outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares. As of December 27, 2016, we had repurchased 492,214 shares of our common stock at an aggregate cost of approximately $7.8 million under this program.

The following table provides information with respect to our purchases of shares of our common stock during the fourth quarter of fiscal 2016:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
September 7 - October 4, 2016	—	$—	—	$22,000,055
October 5 - November 1, 2016	163,517	13.90	163,517	19,726,959
November 2 - November 29, 2016	—	—	—	19,726,959
November 30 - December 27, 2016	139,670	18.26	139,670	17,177,000
Total	303,187	$15.91	303,187

Performance Graph

The following table and graph shows the cumulative total stockholder return on our Common Stock with the S&P 500 Stock Index, the S&P Small Cap 600 Index and the Dow Jones U.S. Restaurants & Bars Index, in each case assuming an initial investment of $100 on July 27, 2012 and full dividend reinvestment.

CUMULATIVE TOTAL RETURN

Assuming an investment of $100 and reinvestment of dividends

	7/27/2012	12/24/2012	12/31/2013	12/30/2014	12/29/2015	12/27/2016
Del Frisco's Restaurant Group, Inc.	$100.00	$117.92	$181.31	$180.38	$124.54	$134.23
S&P 500 Stock Index	$100.00	$102.94	$133.36	$150.10	$149.96	$163.70
S&P SmallCap 600 Index	$100.00	$106.24	$149.12	$156.86	$154.02	$190.40
Dow Jones U.S. Restaurants & Bars Index	$100.00	$101.95	$127.66	$132.15	$159.38	$165.28

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

The following table sets forth certain of our historical financial data. We have derived the selected historical consolidated financial data for fiscal years 2012 through 2016 from our audited consolidated financial statements and the related notes. Not all periods shown below are discussed in this Annual Report on Form 10-K. You should read this information together with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future performance.

	Fiscal Year Ended (1)
	December 27,	December 29,	December 30,	December 31,	December 25,
	2016	2015	2014	2013	2012
	(dollars in thousands, except per share data)
Income Statement Data:
Revenues	$351,681	$331,612	$301,805	$271,806	$232,435
Costs and expenses:
Costs of sales	99,181	95,963	90,990	82,209	71,093
Restaurant operating expenses	169,300	156,337	137,695	121,825	100,143
Marketing and advertising costs	8,260	7,745	6,169	5,663	4,682
Pre-opening costs	3,446	5,228	4,735	3,758	4,058
General and administrative	25,924	23,111	20,537	17,421	13,449
Lease termination and closing costs	1,031	1,386	—	—	—
Management and accounting fees paid to related party	—	—	—	—	1,252
Asset advisory agreement termination fee	—	—	—	—	3,000
Secondary public offering costs	—	—	5	1,024	—
Public offering transaction bonuses	—	—	—	8,355	1,462
Impairment charges	598	3,248	3,536	2,360	—
Depreciation and amortization	18,865	16,776	13,598	11,300	8,675
Operating income	25,076	21,818	24,540	17,891	24,621
Other income (expense), net:
Interest expense-other	(70)	(77)	(113)	(72)	(2,920)
Write-off of debt issuance costs	—	—	—	—	(1,649)
Other, net	(432)	(236)	(107)	(51)	113
Income from continuing operations before income taxes	24,574	21,505	24,320	17,768	20,165
Income tax expense	6,808	5,507	7,723	5,556	5,592
Income from continuing operations	$17,766	$15,998	$16,597	$12,212	$14,573
Discontinued operations, net of income tax benefit	—	—	—	—	(819)
Net income	$17,766	$15,998	$16,597	$12,212	$13,754
Basic net income (loss) per common share (2):
Continuing operations	$0.76	$0.68	$0.71	$0.51	$0.71
Discontinued operations	—	—	—	—	(0.04)
Basic net income per share	$0.76	$0.68	$0.71	$0.51	$0.67
Diluted net income (loss) per common share (2):
Continuing operations	$0.76	$0.68	$0.70	$0.51	$0.71
Discontinued operations	—	—	—	—	(0.04)
Diluted net income per share	$0.76	$0.68	$0.70	$0.51	$0.67
Weighted average shares used in computing net income (loss) per common share (2):
Basic	23,322,344	23,380,085	23,517,883	23,779,782	20,432,579
Diluted	23,435,275	23,517,288	23,740,318	23,852,200	20,432,579

	December 27,	December 29,	December 30,	December 31,	December 25,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$14,622	$5,176	$3,520	$13,674	$10,763
Working capital (deficit) (3)	$(4,396)	$(10,390)	$(2,106)	$8,048	$(755)
Total assets	$370,782	$346,655	$319,666	$288,651	$258,385
Total debt	$—	$4,500	$—	$—	$—
Total stockholders' equity	$246,366	$227,699	$210,983	$196,783	$177,901

	Fiscal Year Ended (1)
	December 27,	December 29,	December 30,	December 31,	December 25,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Other Financial Data:
Net cash provided by operating activities	$49,815	$45,868	$42,766	$29,392	$30,968
Net cash used in investing activities	$(34,168)	$(46,530)	$(47,956)	$(31,462)	$(32,173)
Net cash provided by (used in) financing activities	$(6,201)	$2,318	$(4,964)	$4,981	$(2,151)
Capital Expenditures	$36,698	$46,150	$47,491	$31,326	$33,635

Operating Data:
Total Restaurants (at end of period)	53	50	46	40	34
Total comparable restaurants (at end of period) (3)	41	37	35	30	28
Average sales per comparable restaurant	$7,229	$7,396	$7,563	$7,622	$7,457
Percentage change in comparable restaurant sales (3)	(0.8)%	(0.6)%	1.9%	1.3%	4.2%

(1)

We utilize a 52- or 53-week accounting period which ends on the last Tuesday of December. The fiscal year ended December 31, 2013 had 53 weeks. The fiscal years ended December 25, 2012, December 30, 2014, December 29, 2015 and December 27, 2016 each had 52 weeks.

(2)	Defined as total current assets minus total current liabilities.
(3)

We consider a restaurant to be comparable in the first full fiscal quarter following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Del Frisco’s Restaurant Group, Inc. develops, owns and operates three contemporary, high-end, complementary restaurants: Del Frisco’s Double Eagle Steak House, Sullivan’s Steakhouse, and Del Frisco’s Grille. We currently operate 53 restaurants in 24 states and the District of Columbia. Of the 53 restaurants we operated as of the end of the period covered by this report, there are 12 Del Frisco’s restaurants, 18 Sullivan’s restaurants and 23 Grille restaurants. During fiscal 2016, we relocated a Del Frisco’s in Dallas, Texas and opened Grilles in Long Island, New York,  Nashville, Tennessee and Brentwood, Tennessee.

Our Growth Strategies and Outlook. Our growth model is comprised of the following three primary drivers:

•

Pursue Disciplined Restaurant Growth. We believe that there are significant opportunities to grow our concepts on a nationwide basis in both existing and new markets, where we believe we can generate attractive unit-level economics. We are presented with many development opportunities, and we carefully evaluate each opportunity to determine that sites selected for development have a high probability of meeting our return on investment targets. Our disciplined growth strategy includes accepting only those sites that we believe present attractive rent and tenant allowance structures as well as reasonable construction costs given the sales potential of the site. We believe our concepts’ complementary market positioning and ability to coexist in the same markets, coupled with our flexible unit models, will allow us to expand each of our three concepts into a greater number of locations.

•

Grow Existing Revenue. We will continue to pursue opportunities to increase the sales at our existing restaurants, pursue targeted local marketing efforts and evaluate operational initiatives, including growth in private and group dining, designed to increase restaurant unit volumes.

•

Maintain Margins Throughout Our Growth. We will continue to aggressively protect our margins using economies of scale, including marketing and purchasing synergies between our concepts and leveraging our corporate infrastructure as we continue to open new restaurants.

We believe there are opportunities to open five to seven restaurants annually, generally composed of one to two Del Frisco’s and four to six Sullivan’s and/or Grilles, with new openings of our Grille concept likely serving as the primary driver of new unit growth in the near term. During fiscal 2017, we expect to open one Grille and one Del Frisco’s. We are also currently evaluating the possibility of expanding the Sullivan’s brand through a franchising model. See Item 1, Business for a discussion of our targeted average cash investment for each concept and other information regarding the opening of a new location.

Performance Indicators. We use the following key metrics in evaluating the performance of our restaurants:

•

Comparable Restaurant Sales Growth. We consider a restaurant to be comparable during the first full fiscal quarter following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 41 and 37 restaurants at December 27, 2016 and December 29, 2015, respectively.

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

•

Adjusted EBITDA Margin. Adjusted EBITDA margin represents net income before interest, income taxes and depreciation and amortization plus the sum of certain non-operating expenses, including pre-opening costs, impairment charges, lease termination and closing costs, third-party lease guarantee payments, public offering transaction bonuses and secondary public offering costs, as a percentage of our revenues. By monitoring and controlling our adjusted EBITDA margins, we can gauge the overall profitability of our company.

•

Restaurant-Level EBITDA Margin. Restaurant-level EBITDA margin represents net income before interest expense,  income taxes, other expense, net, pre-opening costs, general and administrative expenses, lease termination and closing costs,  secondary public offering costs, impairment charges and depreciation and amortization, as a percentage of our revenues. By monitoring and controlling our restaurant-level EBITDA margins, we can gauge the overall profitability of our core restaurant operations. See note 12 in the notes to our consolidated financial statements for a reconciliation of restaurant-level EBITDA to net income.

Our business is subject to seasonal fluctuations. Historically, the percentage of our annual revenues earned during the first and fourth fiscal quarters has been higher due, in part, to increased gift card redemptions and increased private dining during the year-end holiday season, respectively. In addition, we operate on a 52- or 53-week fiscal year ending the last Tuesday of each December, and our first, second and third quarters each contain 12 operating weeks with the fourth quarter containing 16 or 17 operating weeks. As many of our operating expenses have a fixed component, our operating income and operating income margin have historically varied significantly from quarter to quarter. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Key Financial Definitions

Revenues. Revenues consist primarily of food and beverage sales at our restaurants, net of any discounts, such as management meals and employee meals, associated with each sale. Additionally, revenues are net of the cost of loyalty points earned associated with sales made to customers in our loyalty program. Revenues also include breakage income associated with gift cards. In fiscal 2016, food comprised 68% of food and beverage sales with beverage comprising the remaining 32%. Revenues are directly influenced by the number of operating weeks in the relevant period and comparable restaurant sales growth. Comparable restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. Comparable restaurant sales growth is primarily influenced by the number of customers eating in our restaurants, which is influenced by the popularity of our menu items, competition with other restaurants in each market, our customer mix and our ability to deliver a high quality dining experience, and the average check, which is driven by menu mix and pricing.

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

•

Occupancy expenses, which comprise all occupancy costs other than pre-opening rent expense, consisting of both fixed and variable portions of rent, common area maintenance charges, real estate property taxes and other related occupancy costs and are measured by tracking occupancy as a percentage of revenues; and

•

Other operating expenses, which comprise repairs and maintenance, utilities, operating supplies and other restaurant-level related operating expenses and are measured by tracking other operating expenses as a percentage of revenues.

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

Depreciation and Amortization. Depreciation and amortization includes depreciation of fixed assets and certain definite-life intangible assets. We depreciate capitalized leasehold improvements over the shorter of the total expected lease term or their estimated useful life. As we accelerate our restaurant openings, depreciation and amortization is expected to increase as a result of our increased capital expenditures.

Results of Operations

The following table sets forth certain statements of income data for the periods indicated:

	Fiscal Year Ended
	December 27,		December 29,		December 30,
	2016		2015		2014
	(dollars in thousands)
Revenues	$351,681	100.0%	$331,612	100.0%	$301,805	100.0%
Costs and expenses:
Costs of sales	99,181	28.2%	95,963	28.9%	90,990	30.1%
Restaurant operating expenses	169,300	48.1%	156,337	47.1%	137,695	45.6%
Marketing and advertising costs	8,260	2.3%	7,745	2.3%	6,169	2.0%
Pre-opening costs	3,446	1.0%	5,228	1.6%	4,735	1.6%
General and administrative costs	25,924	7.4%	23,111	7.0%	20,537	6.8%
Lease termination and closing costs	1,031	0.3%	1,386	0.4%	—	0.0%
Secondary public offering costs	—	0.0%	—	0.0%	5	0.0%
Impairment charges	598	0.2%	3,248	1.0%	3,536	1.2%
Depreciation and amortization	18,865	5.4%	16,776	5.1%	13,598	4.5%
Operating income	25,076	7.1%	21,818	6.6%	24,540	8.1%
Other income (expense), net:
Interest, net of capitalized interest	(70)	0.0%	(77)	0.0%	(113)	0.0%
Other	(432)	-0.1%	(236)	-0.1%	(107)	0.0%
Income before income taxes	24,574	7.0%	21,505	6.5%	24,320	8.1%
Income tax expense	6,808	1.9%	5,507	1.7%	7,723	2.6%
Net income	$17,766	5.1%	$15,998	4.8%	$16,597	5.5%

Fiscal Year Ended December 27, 2016 (52 weeks) Compared to Fiscal Year Ended December 29, 2015 (52 weeks)

The following tables show our operating results by operating segment, as well as our operating results as a percentage of revenues, for the fiscal years ended December 27, 2016 and December 29, 2015.

	Fiscal Year Ended December 27, 2016
	Del Frisco's		Sullivan's		Grille		Consolidated
	(dollars in thousands)
Revenues	$166,885	100.0%	$77,797	100.0%	$106,999	100.0%	$351,681	100.0%
Costs and expenses:
Cost of sales	48,968	29.3%	22,862	29.4%	27,351	25.6%	99,181	28.2%
Restaurant operating expenses:
Labor	38,253	22.9%	23,033	29.6%	35,146	32.8%	96,432	27.4%
Operating expenses	18,366	11.0%	11,641	15.0%	14,618	13.7%	44,625	12.7%
Occupancy	11,080	6.6%	5,608	7.2%	11,555	10.8%	28,243	8.0%
Restaurant operating expenses	67,699	40.6%	40,282	51.8%	61,319	57.3%	169,300	48.1%
Marketing and advertising costs	3,341	2.0%	2,471	3.2%	2,448	2.3%	8,260	2.3%
Restaurant-level EBITDA	$46,877	28.1%	$12,182	15.7%	$15,881	14.8%	$74,940	21.3%

Restaurant operating weeks	620		936		1,079		2,635
Average weekly volume	$269		$83		$99		$133

	Fiscal Year Ended December 29, 2015
	Del Frisco's		Sullivan's		Grille		Consolidated
	(dollars in thousands)
Revenues	$161,809	100.0%	$78,983	100.0%	$90,820	100.0%	$331,612	100.0%
Costs and expenses:
Cost of sales	48,479	30.0%	23,703	30.0%	23,781	26.2%	95,963	28.9%
Restaurant operating expenses:
Labor	37,110	22.9%	23,107	29.3%	29,299	32.3%	89,516	27.0%
Operating expenses	17,130	10.6%	11,646	14.7%	12,546	13.8%	41,322	12.5%
Occupancy	10,447	6.5%	5,113	6.5%	9,939	10.9%	25,499	7.7%
Restaurant operating expenses	64,687	40.0%	39,866	50.5%	51,784	57.0%	156,337	47.1%
Marketing and advertising costs	2,806	1.7%	2,344	3.0%	2,595	2.9%	7,745	2.3%
Restaurant-level EBITDA	$45,837	28.3%	$13,070	16.5%	$12,660	13.9%	$71,567	21.6%

Restaurant operating weeks	591		957		936		2,484
Average weekly volume	$274		$83		$97		$133

Revenues. Consolidated revenues increased $20.1 million, or 6.1%, to $351.7 million in fiscal 2016 from $331.6 million in fiscal 2015. This increase was due to 151 net additional operating weeks in fiscal 2016 resulting from three Grille openings in fiscal 2016 and the full year impact of one Del Frisco’s and six Grille openings in fiscal 2015. This increase was partially offset by the closing of one Sullivan’s location and two Grille locations in fiscal 2015, the temporary closing of the Dallas Del Frisco’s during its relocation in fiscal 2016 and by a  0.8% decrease in total comparable restaurant sales, comprised of a 0.8% decrease in customer counts.

Del Frisco’s revenues increased $5.1 million, or 3.1%, to $166.9 million in fiscal 2016 from $161.8 million in fiscal 2015. This increase was primarily due to 33 additional operating weeks resulting from the full year impact of the Orlando, Florida Del Frisco’s, which opened in August 2015.  This increase was partially offset by the temporary closing of the Dallas Del Frisco’s during its relocation in fiscal 2016 and a 1.2% decrease in total comparable restaurant sales, comprised of a 1.6% decrease in customer counts, partially offset by a 0.4% increase in average check.

Sullivan’s revenues decreased $1.2 million, or 1.5%, to $77.8 million in fiscal 2016 from $79.0 million in fiscal 2015. This decrease was primarily due to the closing of one Sullivan’s location in May 2015, as well as a 0.2% decrease in total comparable restaurant sales, comprised of a 0.8% decrease in customer counts, partially offset by a 0.6% increase in average check.

The Grille’s revenues increased $16.2 million, or 17.8%, to $107.0 million in fiscal 2016 from $90.8 million in fiscal 2015. This increase was driven by 143 net additional operating weeks resulting from three Grille openings during fiscal 2016 and the full year impact of six Grille openings during fiscal 2015. This increase was partially offset by a  0.7% decrease in total comparable restaurant sales, comprised of a 0.8%  decrease in average check,  partially offset by a 0.1% increase in customer counts, as well as the closure of two Grille locations in fiscal 2015.

Cost of Sales. Consolidated cost of sales increased $3.2 million, or 3.4%, to $99.2 million in fiscal 2016 from $96.0 million in fiscal 2015. This increase was primarily due to an additional 151 net operating weeks in fiscal 2016, as discussed above. As a percentage of consolidated revenues, consolidated cost of sales decreased to 28.2% in fiscal 2016 from 28.9% in fiscal 2015.

As a percentage of revenues, Del Frisco’s cost of sales decreased to 29.3% during fiscal 2016 from 30.0% in fiscal 2015. This decrease in cost of sales, as a percentage of revenues, was primarily due to lower beef costs, partially offset by higher seafood and wine costs.

As a percentage of revenues, Sullivan’s cost of sales decreased to 29.4% during fiscal 2016 from 30.0%  in fiscal 2015.  This decrease in cost of sales, as a percentage of revenues, was primarily due to lower beef and seafood costs.

As a percentage of revenues, the Grille’s cost of sales decreased to 25.6% during fiscal 2016 from 26.2% in fiscal 2015. This decrease in cost of sales, as a percentage of revenues, was primarily due to lower beef, seafood and wine costs.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $13.0 million, or 8.3%, to $169.3 million in fiscal 2016 from $156.3 million in fiscal 2015.  This increase was primarily due to an additional 151 net operating weeks in fiscal 2016, as discussed above. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 48.1% in fiscal 2016 from 47.1% in fiscal 2015.

As a percentage of revenues, Del Frisco’s restaurant operating expenses increased to 40.6% during fiscal 2016 from 40.0% in fiscal 2015. This increase in restaurant operating expenses, as a percentage of revenues, was due to higher occupancy costs and other restaurant operating costs.

As a percentage of revenues, Sullivan’s restaurant operating expenses increased to 51.8% during fiscal 2016 from 50.5% in fiscal 2015.  This increase in restaurant operating expenses, as a percentage of revenues, was due to higher labor costs, other restaurant operating costs and occupancy costs.

As a percentage of revenues, the Grille’s restaurant operating expenses increased to 57.3% during fiscal 2016 from 57.0% in  fiscal 2015. This increase in restaurant operating expenses, as a percentage of revenues, was due to higher labor costs, partially offset by lower occupancy costs and other restaurant operating expenses.

Marketing and Advertising Costs. Consolidated marketing and advertising costs increased $0.5 million, or 6.6%, to $8.3  million in fiscal 2016 from $7.7 million in fiscal 2015. As a percentage of consolidated revenues, consolidated marketing and advertising costs remained flat at 2.3% in fiscal 2016 compared to fiscal 2015.

As a percentage of revenues, Del Frisco’s marketing and advertising costs increased to 2.0% in fiscal 2016 from 1.7% in fiscal 2015.  The increase in marketing and advertising costs, as a percentage of revenues, was primarily due to higher digital and print advertising, partially offset by lower broadcast media costs.

As a percentage of revenues, Sullivan’s marketing and advertising costs increased to 3.2% in fiscal 2016 from 3.0% in fiscal 2015.  The increase in marketing and advertising costs, as a percentage of revenues, was primarily due to higher digital and print advertising, partially offset by lower broadcast media costs.

As a percentage of revenues, the Grille’s marketing and advertising costs decreased to 2.3% in fiscal 2016 from 2.9% in fiscal 2015. This decrease in marketing and advertising costs, as a percentage of revenues, was due to lower broadcast media and other advertising, partially offset by higher digital advertising and print production costs.

Pre-opening Costs. Pre-opening costs decreased by $1.8 million to $3.4 million in fiscal 2016 from $5.2 million in fiscal 2015. One new Del Frisco’s and three new Grilles were opened in fiscal 2016 compared to one new Del Frisco’s and six new Grilles in fiscal 2015. The relocated Dallas Del Frisco’s was treated as a new restaurant opening and incurred customary pre-opening expenses in preparation for the opening of the restaurant.

General and Administrative Expenses. General and administrative expenses increased $2.8 million, or 12.2%, to $25.9 million in fiscal 2016 from $23.1 million in fiscal 2015.  This increase was primarily related to additional compensation costs related to growth in the number of restaurant support center and regional management-level personnel to support recent and anticipated growth, as well as increased legal expenses and $0.8 million in reorganization severance expenses. As a percentage of revenues, general and administrative expenses increased to 7.4% in fiscal 2016 from 7.0% in fiscal 2015. General and administrative costs are expected to continue to increase as a result of costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.

Lease termination and closing costs. During the fourth quarter of fiscal 2016, we decided to close the Seattle Sullivan’s location by March 31, 2017. In conjunction with this anticipated closing, we incurred $0.9 million in lease termination costs, as well as $0.1 million in closing costs from prior year closures. In fiscal 2015, we incurred $1.4 million in lease termination and closing costs due to the closing of two Grille locations in the fourth quarter of fiscal 2015.

Impairment Charges. During the fourth quarter of fiscal 2016, we determined that the carrying value of two Sullivan’s locations exceeded their estimated future cash flows, due in part by our determination to close these locations, and recognized a combined $0.6 million impairment charge. This charge was based on the difference between the carrying value of the restaurant assets and the estimated value of leasehold improvements, furniture and restaurant equipment that may be transferred to other restaurant locations. During the third quarter of fiscal 2015, we determined that the carrying value of one Grille location exceeded its estimated future cash flows and recognized a $3.2 million impairment charge. This charge was based on the difference between the carrying value of the restaurant assets and the estimated value of furniture and restaurant equipment that may be transferred to future Grille locations.

Depreciation and Amortization. Depreciation and amortization increased $2.1 million, or 12.5%, to $18.9 million in fiscal 2016 from $16.8 million in fiscal 2015. The increase in depreciation and amortization expense primarily resulted from new assets related to seven restaurants opened in fiscal 2015 and four restaurants opened in fiscal 2016,  as well as for existing restaurants that were remodeled during fiscal 2015 and fiscal 2016.

Interest Expense. Interest expense decreased to $70,000 in 2016, net of capitalized interest of $19,000, from $77,000 in 2015.

Provision for Income Taxes. The effective income tax rate was 27.7% and 25.6% in fiscal 2016 and fiscal 2015, respectively. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, state income taxes and certain non-deductible or non-taxable expenses. The increase in the effective tax rate was primarily attributable to increased state tax expense, and a  higher taxable income without a corresponding increase in tax credits.

Fiscal Year Ended December 29, 2015 (52 weeks) Compared to Fiscal Year Ended December 30, 2014  (52 weeks)

The following tables show our operating results by operating segment, as well as our operating results as a percentage of revenues, for the fiscal years ended December 29, 2015 and December 30, 2014.

	Fiscal Year Ended December 29, 2015
	Del Frisco's		Sullivan's		Grille		Consolidated
	(dollars in thousands)
Revenues	$161,809	100.0%	$78,983	100.0%	$90,820	100.0%	$331,612	100.0%
Costs and expenses:
Cost of sales	48,479	30.0%	23,703	30.0%	23,781	26.2%	95,963	28.9%
Restaurant operating expenses:
Labor	37,110	22.9%	23,107	29.3%	29,299	32.3%	89,516	27.0%
Operating expenses	17,130	10.6%	11,646	14.7%	12,546	13.8%	41,322	12.5%
Occupancy	10,447	6.5%	5,113	6.5%	9,939	10.9%	25,499	7.7%
Restaurant operating expenses	64,687	40.0%	39,866	50.5%	51,784	57.0%	156,337	47.1%
Marketing and advertising costs	2,806	1.7%	2,344	3.0%	2,595	2.9%	7,745	2.3%
Restaurant-level EBITDA	$45,837	28.3%	$13,070	16.5%	$12,660	13.9%	$71,567	21.6%

Restaurant operating weeks	591		957		936		2,484
Average weekly volume	$274		$83		$97		$133

	Fiscal Year Ended December 30, 2014
	Del Frisco's		Sullivan's		Grille		Consolidated
	(dollars in thousands)
Revenues	$151,142	100.0%	$80,911	100.0%	$69,752	100.0%	$301,805	100.0%
Costs and expenses:
Cost of sales	47,502	31.4%	24,166	29.9%	19,322	27.7%	90,990	30.1%
Restaurant operating expenses:
Labor	33,635	22.3%	23,184	28.7%	22,380	32.1%	79,199	26.2%
Operating expenses	15,292	10.1%	12,313	15.2%	9,295	13.3%	36,900	12.2%
Occupancy	9,348	6.2%	5,411	6.7%	6,837	9.8%	21,596	7.2%
Restaurant operating expenses	58,275	38.6%	40,908	50.6%	38,512	55.2%	137,695	45.6%
Marketing and advertising costs	2,419	1.6%	2,388	3.0%	1,362	2.0%	6,169	2.0%
Restaurant-level EBITDA	$42,946	28.4%	$13,449	16.6%	$10,556	15.1%	$66,951	22.2%

Restaurant operating weeks	534		988		641		2,163
Average weekly volume	$283		$82		$109		$139

Revenues. Consolidated revenues increased $29.8 million, or 9.9%, to $331.6 million in fiscal 2015 from $301.8 million in fiscal 2014. This increase was due to 321 net additional operating weeks resulting from one Del Frisco’s and six Grille openings in fiscal 2015 and the full year impact of one Del Frisco’s and five Grille openings in fiscal 2014. This increase was partially offset by the closing of one Sullivan’s location and two Grille locations in fiscal 2016 and by a 0.6% decrease in total comparable restaurant sales, comprised of a 2.6% decrease in customer counts, which was partially offset by a 2.0% increase in average check.

Del Frisco’s revenues increased $10.7 million, or 7.1%, to $161.8 million in fiscal 2015 from $151.1 million in fiscal 2014. This increase was primarily due to 57 additional operating weeks resulting from the Orlando, Florida Del Frisco’s opening in August 2015 and the full year impact of the Washington, D.C. Del Frisco’s, which opened in September 2014, as well as a 0.1% increase in total comparable restaurant sales, comprised of a 2.9% increase in average check, partially offset by a 2.8% decrease in customer counts.

Sullivan’s revenues decreased $1.9 million, or 2.4%, to $79.0 million in fiscal 2015 from $80.9 million in fiscal 2014. This decrease was primarily due to the closing of one Sullivan’s location in May 2015. This decrease was partially offset by a 0.2% increase in total comparable restaurant sales, comprised of a 3.4% increase in average check, partially offset by a 3.2% decrease in customer counts.

The Grille’s revenues increased $21.1 million, or 30.2%, to $90.8 million in fiscal 2015 from $69.8 million in fiscal 2014. This increase was provided by 294 additional operating weeks resulting from six Grille openings during fiscal 2015 and five Grille openings during fiscal 2014. This increase was partially offset by a 4.1% decrease in total comparable restaurant sales, comprised of a 2.5% decrease in average check and a 1.6% decrease in customer counts, as well as the closure of two Grille locations in fiscal 2015.

Cost of Sales. Consolidated cost of sales increased $5.0 million, or 5.5%, to $96.0 million in fiscal 2015 from $91.0 million in fiscal 2014. This increase was primarily due to 321 net additional operating weeks in fiscal 2015, as discussed above. As a percentage of consolidated revenues, consolidated cost of sales decreased to 28.9% in fiscal 2015 from 30.1% in fiscal 2014.

As a percentage of revenues, Del Frisco’s cost of sales decreased to 30.0% during fiscal 2015 from 31.4% in fiscal 2014. This decrease in cost of sales, as a percentage of revenues, was primarily due to lower wine and protein costs, primarily for our prime beef and seafood.

As a percentage of revenues, Sullivan’s cost of sales increased to 30.0% during fiscal 2015 from 29.9%  in fiscal 2014.  This increase in cost of sales, as a percentage of revenues, was primarily due to higher beef, liquor and wine costs, partially offset by lower seafood and dairy costs.

As a percentage of revenues, the Grille’s cost of sales decreased to 26.2% during fiscal 2015 from 27.7% in fiscal 2014. The decrease in cost of sales, as a percentage of revenues, was due primarily to lower liquor, wine and protein costs, primarily for our prime beef and seafood.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $18.6 million, or 13.5%, to $156.3 million in fiscal 2015 from $137.7 million in fiscal 2014. This increase was primarily due to 321 net additional operating weeks in fiscal 2015, as discussed above. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 47.1% in fiscal 2015 from 45.6% in fiscal 2014.

As a percentage of revenues, Del Frisco’s restaurant operating expenses increased to 40.0% during fiscal 2015 from 38.6% in fiscal 2014. This increase in restaurant operating expenses, as a percentage of revenues, was due to higher direct labor and benefits costs, operating and occupancy costs due in part to new opening inefficiencies of the Orlando, Florida location and the comparable restaurant growth insufficient to offset increases in certain expenses.

As a percentage of revenues, Sullivan’s restaurant operating expenses decreased to 50.5% during fiscal 2015 from 50.6% in fiscal 2014.  This decrease in restaurant operating expenses, as a percentage of revenues, was due to lower other restaurant operating costs, related to strategic cost savings initiatives, partially offset by higher labor cost.

As a percentage of revenues, the Grille’s restaurant operating expenses increased to 57.0% during fiscal 2015 from 55.2% in  fiscal 2014. This increase in restaurant operating expenses, as a percentage of revenues, was due primarily to higher occupancy and new opening inefficiencies related to the six openings in fiscal 2015 and two openings in late fiscal 2014, as well as diminished operations at the two Grille locations that closed during the fourth quarter of fiscal 2015. Additionally, the decline in comparable restaurant sales resulted in deleveraging against certain fixed costs.

Marketing and Advertising Costs. Consolidated marketing and advertising costs increased $1.6 million, or 25.5%, to $7.7  million in fiscal 2015 from $6.2 million in fiscal 2014. As a percentage of consolidated revenues, consolidated marketing and advertising costs increased to 2.3% in fiscal 2015 from 2.0% in fiscal 2014.

As a percentage of revenues, Del Frisco’s marketing and advertising costs increased to 1.7% in fiscal 2015 from 1.6% in fiscal 2014.  The increase in marketing and advertising costs, as a percentage of revenues, was primarily due to higher digital and outdoor advertising.

As a percentage of revenues, Sullivan’s marketing and advertising costs remained flat at 3.0% in fiscal 2015 compared to fiscal 2014.

As a percentage of revenues, the Grille’s marketing and advertising costs increased to 2.9% in fiscal 2015 from 2.0% in fiscal 2014. This increase in marketing and advertising costs, as a percentage of revenues, was due to higher digital, broadcast and print media spending.

Pre-opening Costs. Pre-opening costs increased by $0.5 million to $5.2 million in fiscal 2015 from $4.7 million in fiscal 2014. One new Del Frisco’s and six new Grilles were opened in fiscal 2015 compared to five new Grilles in fiscal 2014.

General and Administrative Expenses. General and administrative expenses increased $2.6 million, or 12.5%, to $23.1 million in fiscal 2015 from $20.5 million in fiscal 2014.  This increase was primarily related to additional compensation costs related to growth in the number of restaurant support center and regional management-level personnel to support recent and anticipated growth, as well as $0.7 million in increased restaurant management training expenses. In addition, we incurred an additional $0.3 million in non-cash stock compensation expense in fiscal 2015 compared to fiscal 2014. These increases were partially offset by lower incentive compensation during fiscal 2015. As a percentage of revenues, general and administrative expenses increased to 7.0% in fiscal 2015 from 6.8% in fiscal 2014. General and administrative costs are expected to continue to increase as a result of costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.

Lease Termination and Closing Costs.  In conjunction with the closing of two Grille locations in the fourth quarter of fiscal 2015, we incurred $1.4 million in lease termination and closing costs. No such costs were incurred in fiscal 2014.

Impairment Charges. During the third quarter of fiscal 2015, we determined that the carrying value of one Grille location exceeded its estimated future cash flows and recognized a $3.2 million impairment charge. This charge was based on the difference between the carrying value of the restaurant assets and the estimated value of furniture and restaurant equipment that may be transferred to future Grille locations. During the fourth quarter of fiscal 2014, we determined that the carrying value of one Grille location exceeded its estimated future cash flows and recognized a $3.5 million impairment charge. This charge was based on the difference between the carrying value of the restaurant assets and the estimated value of furniture and restaurant equipment that may be transferred to future Grille locations.

Depreciation and Amortization. Depreciation and amortization increased $3.2 million, or 23.4%, to $16.8 million in fiscal 2015 from $13.6 million in fiscal 2014. The increase in depreciation and amortization expense primarily resulted from new assets related to six restaurants opened in fiscal 2014 and seven restaurants opened in fiscal 2015 as well as for existing restaurants that were remodeled during fiscal 2014 and fiscal 2015.

Interest Expense. Interest expense decreased to $77,000 in fiscal 2015, net of capitalized interest of $115,000, from $113,000 in fiscal 2014.

Provision for Income Taxes. The effective income tax rate was 25.6% and 31.8% in fiscal 2015 and fiscal 2014, respectively.  The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of the FICA tip and other credits, state income taxes and certain non-deductible or non-taxable expenses. The decrease in the effective tax rate was primarily attributable to increased tax credits against a lower taxable income and the settlement of uncertain tax positions during fiscal 2015. This decrease was partially offset by higher effective state tax rate and higher non-deductible stock compensation expense, which lowered income from continuing operations before income tax, but were not deductible for certain state and local taxes.

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

Our principal liquidity requirements are our lease obligations and our working capital and capital expenditure needs and any principal and interest obligations on our debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next several years, including costs of opening currently planned new restaurants, through cash provided by operations and existing borrowings available under our credit facility discussed below. We cannot be sure that these sources will be sufficient to finance our operations, however, and we may seek additional financing in the future. As of December 27, 2016, we had cash and cash equivalents of approximately $14.6 million.

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

Cash Flows

The following table summarizes the statement of cash flows for the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014:

	Fiscal Year Ended
	December 27,	December 29,	December 30,
	2016	2015	2014
	(dollars in thousands)
Net cash provided by operating activities	$49,815	$45,868	$42,766
Net cash used in investing activities	(34,168)	(46,530)	(47,956)
Net cash (used in) provided by financing activities	(6,201)	2,318	(4,964)
Net change in cash and cash equivalents	$9,446	$1,656	$(10,154)

Operating Activities. Net cash flows provided by operating activities increased $3.9 million during fiscal 2016 as compared to fiscal 2015, primarily due to a $6.2 million net increase in cash related to income taxes and a $3.4 million net increase in cash related to deferred rent obligations, partially offset by a $5.5 million net decrease in cash related to accounts payable and other net changes in certain operating assets and liabilities (as noted in the consolidated statement of cash flows).  Net cash flows provided by operating activities increased $3.1 million during fiscal 2015 as compared to fiscal 2014 primarily due to a $3.2 million increase in depreciation and amortization, as well as other net changes in certain operating assets and liabilities (as noted in the consolidated statement of cash flows). Cash flows from operating activities was $42.8 million in fiscal 2014, consisting primarily of net income of $16.6 million, adjustments for depreciation, amortization, deferred income taxes and other non-cash charges totaling $19.6 million, a net increase in cash of $3.8 million resulting from a decrease in lease incentives receivable and $10.5 million from an increase in other liabilities and deferred rent obligations. These cash inflows were partially offset by increases in inventories, other current assets and income taxes receivable of $7.7 million.

Investing Activities. Net cash used in investing activities in fiscal 2016 was $34.2 million, consisting primarily of purchases of leasehold improvements, property and equipment, as well as a trade name acquisition (see note 3 to the consolidated financial statements for information related to the trade name acquisition). These purchases were primarily related to construction of three Grilles and one Del Frisco’s during fiscal 2016, as well as remodel activity at existing restaurants. Net cash used in investing activities in fiscal 2015 was $46.5 million, consisting primarily of purchases of leasehold improvements, property and equipment. These purchases were primarily related to construction of six Grilles and one Del Frisco’s during fiscal 2015, as well as remodel activity at existing restaurants.  Net cash used in investing activities in fiscal 2014 was $48.0 million, consisting primarily of purchases of property and equipment. These purchases were primarily related to construction of five Grilles and one Del Frisco’s during fiscal 2014, as well as the purchase of a land and building site related to a fiscal 2015 opening and remodel activity at existing restaurants.

Financing Activities. Net cash used in financing activities in fiscal 2016 was $6.2 million, which was comprised of $4.5 million in net payments toward the outstanding balance under our credit facility and $4.8 million in share repurchases, offset by $3.2 million in proceeds from the exercise of stock options.  Net cash provided by financing activities in fiscal 2015 was $2.3 million, which was comprised of $4.5 million in net proceeds from borrowings on the credit facility and $0.8 million in proceeds from the exercise of stock options, partially offset by $3.0 million in share repurchases. Net cash used in financing activities in fiscal 2014 was $5.0 million, which was comprised of $6.3 million in share repurchases, partially offset by $1.3 million in proceeds from the exercise of stock options.

Capital Expenditures

We typically target an average cash investment of approximately $7.0 million to $9.0 million per restaurant for a Del Frisco’s restaurant and $3.0 million to $4.5 million for a Sullivan’s or a Grille, in each case net of landlord contributions and equipment financing and including pre-opening costs. In addition, we are currently “refreshing” a number of our Sullivan’s and Del Frisco’s locations to, among other things, add additional seating, private dining space and patio seating. During fiscal 2016, we completed a  refresh of one Sullivan’s and one Del Frisco’s.  Looking forward, we expect to complete two to four refreshes each year at an approximate cost of $0.5 million to $1.0 million per location. These capital expenditures will primarily be funded by cash flows from operations and, if necessary, by the use of our credit facility, depending upon the timing of expenditures.

Credit Facility

On October 15, 2012, we entered into a credit facility that provides for a three-year unsecured revolving credit facility of up to $25 million. Borrowings under the credit facility bear interest at LIBOR plus 1.50%. We are required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving loan facility. The credit facility is guaranteed by certain of our subsidiaries. On June 30, 2015, we entered into a Second Amendment to the credit facility. The amendment, among other things, extended the termination date of the credit facility to October 15, 2017 and modified the revolving credit commitment to $15 million, with such amount subject to increases in increments of $5 million at our request, up to a maximum amount of $30 million. On December 21, 2016, we entered into a Third Amendment to the credit facility. The amendment, among other things, extended the termination date of the credit facility to October 15, 2019 and modifies the revolving credit commitment to $10 million, with such amount subject to increases in increments of $5 million at our request, up to a maximum amount of $30 million.

The credit facility contains various financial covenants, including a maximum leverage ratio of total indebtedness to EBITDA (as defined in the credit facility), and minimum fixed charge coverage ratio. Specifically, we are required to have a leverage ratio of less than 1.00 and a fixed charge coverage ratio of greater than 2.00. As of December 27, 2016, we were in compliance with each of these tests. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates.

As of December 27, 2016,  there was no outstanding balance under the credit facility. Under the revolving loan commitment, we had approximately $28.8 million of borrowings available, net of $1.2 million in letter of credit commitments.

Contractual Obligations

The following table summarizes our contractual obligations as of December 27, 2016:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Operating leases	$330,199	$20,771	$42,966	$41,022	$225,440
Total	$330,199	$20,771	$42,966	$41,022	$225,440

Inflation

Over the past five years, inflation has not significantly affected our operations. However, the impact of inflation on labor, food and occupancy costs could, in the future, significantly affect our operations. We pay many of our employees hourly rates related to the applicable federal or state minimum wage. We have been impacted by recent increases in minimum wage laws, such as the 15% increase in the minimum wage on January 1, 2017 in Seattle, Washington to $15.00 per hour or the 17% increase in minimum wage in California to $10.50.  Food costs as a percentage of revenues have been somewhat stable due to procurement efficiencies and menu price adjustments, although no assurance can be made that our procurement will continue to be efficient or that we will be able to raise menu prices in the future. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe that our current strategy, which is to seek to maintain operating margins through a combination of menu price increases, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices, has been an effective tool for dealing with inflation. There can be no assurance, however, that future inflationary or other cost pressure will be effectively offset by this strategy.

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

Goodwill and Other Intangible Assets. We account for our goodwill and intangible assets in accordance with Accounting Standards Codification, or ASC, Topic 350, Intangibles—Goodwill and Other. In accordance with ASC Topic 350, goodwill and intangible assets, primarily trade names, which have indefinite useful lives, are not being amortized. However, both goodwill and trade names are subject to annual impairment testing in accordance with ASC Topic 350. Currently, we define the reporting units as the Del Frisco’s and Sullivan’s concepts.

The impairment evaluation for goodwill is conducted annually using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows and a market-based approach. We make assumptions regarding future profits and cash flows, expected growth rates, terminal value, and other factors which could significantly impact the fair value calculations. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

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

The fair value of our restaurant concepts were in excess of the carrying value as of our fiscal 2016 goodwill and other intangible impairment test that was performed at year-end.

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

In fiscal 2016, we recognized impairment charges of long-lived assets of $0.6 million. This impairment charge was related to our determination that the carrying amount of long-lived assets at two Sullivan’s locations exceeded their estimated undiscounted future cash flows, due in part by our determination to close these locations.  The estimated fair value was based on an estimated sales price of leasehold improvements, furniture and restaurant equipment for this location.

In fiscal 2015, we recognized impairment charges of long-lived assets of $3.2 million. This impairment charge was related to our determination that the carrying amount of long-lived assets at one Grille location exceeded its estimated undiscounted future cash flows. The estimated fair value was based on an estimated value of the furniture and equipment that we may transfer to future Grille locations.

In fiscal 2014, we recognized impairment charges of long-lived assets of $3.5 million. This impairment charge was related to our determination that the carrying amount of long-lived assets at one Grille location exceeded its estimated undiscounted future cash flows. The estimated fair value was based on an estimated value of the furniture and equipment that we may transfer to future Grille locations.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which provides for a comprehensive set of changes in accounting for leases. The lease accounting model is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rent payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. All of our leases are accounted for as operating leases, with no related assets and liabilities on our balance sheet. However, changes in lease accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

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

Note 2 to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in interest rates.

We are exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under our credit facility, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 27, 2016, we had no outstanding debt on our revolving credit facility. Assuming a full drawdown on the revolving credit facility, and holding other variables constant, such as foreign exchange rates and debt levels, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $0.3 million over the course of 12 months.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the reports of KPMG LLP, our independent registered public accounting firm, are set forth in the Index to Financial Statements under Item 15, Exhibits and Financial Statement Schedules, and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

The design of any system of disclosure controls and procedures is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework established in “Internal Control—Integrated Framework (2013 framework)”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of the end of the period covered by this report.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 27, 2016. The information with respect to our executive officers required under this Item is set forth in Item 1, Business and incorporated herein by reference.

Item 11. Executive Compensation

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 27, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All information, except the equity compensation plans table below, required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 27, 2016.

Equity Compensation Plans

The following table sets forth information as of December 27, 2016, with respect to our equity compensation plans under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Plan Category
Equity compensation plans approved by security holders	1,273,194	$19.75	519,080
Equity compensation plans not approved by security holders	—	—	—
Total	1,273,194	$19.75	519,080

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 27, 2016.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 27, 2016.

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

10.7 #	Employment Agreement, dated November 21, 2016, between Norman Abdallah and Del Frisco’s Restaurant Group, Inc.	*

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

10.13

Third Amendment to Loan Agreement, dated as of December 21, 2016, among the Company and JPMorgan Chase Bank, N.A. filed on December 22, 2016 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.14#	Form of Non-Qualified Stock Option Award Agreement under the Del Frisco’s Restaurant Group 2012 Long-Term Incentive Plan.	*

10.15#	Form of Incentive Stock Option Award Agreement under the Del Frisco’s Restaurant Group 2012 Long-Term Incentive Plan.	*
10.16#	Form of Restricted Stock Award Agreement under the Del Frisco’s Restaurant Group 2012 Long-Term Incentive Plan.	*
10.17#	Form of Performance-Based Restricted Stock Unit Award Agreement under the Del Frisco’s Restaurant Group 2012 Long-Term Incentive Plan.	*

Exhibit No.	Description	Reference

21.1	List of Subsidiaries of the Registrant.	*

23.1	Consent of KPMG LLP.	*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Document.	*

101.SCH	XBRL Taxonomy Extension Schema Document.	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	XBRL Taxonomy Definition Linkbase Document.	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*

*	Filed herewith.
#	Denotes management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused report to be signed on its behalf by the undersigned, thereunto duly authorized.

Del Frisco’s Restaurant Group, Inc.

By:	/s/ Thomas J. Pennison, Jr.
Name:	Thomas J. Pennison, Jr.
Title:	Chief Financial Officer

Date: February 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Norman J. Abdallah	Chief Executive Officer and Director	February 28, 2017
Norman J. Abdallah	(Principal Executive Officer)

/s/ Thomas J. Pennison, Jr.	Chief Financial Officer	February 28, 2017
Thomas J. Pennison, Jr.	(Principal Financial and Accounting Officer)

/s/ Ian R. Carter	Chairman of the Board, Director	February 28, 2017
Ian R. Carter

/s/ Mark S. Mednansky	Director	February 28, 2017
Mark S. Mednansky

/s/ David B. Barr	Director	February 28, 2017
David B. Barr

/s/ Richard L. Davis	Director	February 28, 2017
Richard L. Davis

/s/ William Lamar, Jr.	Director	February 28, 2017
William Lamar, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Del Frisco’s Restaurant Group, Inc.:

We have audited the accompanying consolidated balance sheets of Del Frisco’s Restaurant Group, Inc. and subsidiaries (the Company) as of December 27, 2016 and December 29, 2015, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 27, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Del Frisco’s Restaurant Group, Inc. and subsidiaries as of December 27, 2016 and December 29, 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 27, 2016 in conformity with U.S. generally accepted accounting principles.

/s/   KPMG LLP

Dallas, Texas

February 28, 2017

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in thousands)

	December 27,	December 29,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$14,622	$5,176
Inventory	16,400	17,308
Income taxes receivable	3,599	5,487
Lease incentives receivable	4,025	2,252
Prepaid expenses	5,199	4,270
Other current assets	2,835	2,504
Total current assets	46,680	36,997
Property and equipment:
Land	6,477	8,295
Buildings	9,460	11,162
Leasehold improvements	200,122	173,545
Furniture, fixtures, and equipment	68,123	60,948
Less accumulated depreciation	(88,190)	(70,759)
Property and equipment, net	195,992	183,191
Deferred compensation plan investments	15,054	13,955
Goodwill	75,365	75,365
Intangible assets, net	37,409	36,865
Other assets	282	282
Total assets	$370,782	$346,655

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,791	$16,486
Sales tax payable	2,531	2,548
Accrued payroll	7,359	5,538
Deferred revenue	18,735	17,635
Other current liabilities	9,660	5,180
Total current liabilities	51,076	47,387
Long-term debt	—	4,500
Deferred compensation plan liabilities	15,212	14,083
Deferred rent obligations	37,697	34,336
Deferred income taxes	18,189	16,550
Other noncurrent liabilities	2,242	2,100
Total liabilities	124,416	118,956
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 27, 2016 or December 29, 2015	—	—
Common stock, $0.001 par value, 190,000,000 shares authorized, 24,234,909 shares issued and 23,272,274 shares outstanding at December 27, 2016 and 23,967,692 shares issued and 23,313,169 shares outstanding at December 29, 2015	24	24
Treasury stock at cost: 962,635 shares and 654,523 shares at December 27, 2016 and December 29, 2015, respectively	(17,823)	(13,000)
Additional paid in capital	143,325	137,601
Retained earnings	120,840	103,074
Total stockholders' equity	246,366	227,699
Total liabilities and stockholders' equity	$370,782	$346,655

See accompanying notes.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

(Dollars in thousands, except per share data)

	Fiscal Year Ended
	December 27,	December 29,	December 30,
	2016	2015	2014
Revenues	$351,681	$331,612	$301,805
Costs and expenses:
Costs of sales	99,181	95,963	90,990
Restaurant operating expenses	169,300	156,337	137,695
Marketing and advertising costs	8,260	7,745	6,169
Pre-opening costs	3,446	5,228	4,735
General and administrative costs	25,924	23,111	20,537
Lease termination and closing costs	1,031	1,386	—
Secondary public offering costs	—	—	5
Impairment charges	598	3,248	3,536
Depreciation and amortization	18,865	16,776	13,598
Operating income	25,076	21,818	24,540
Other income (expense), net:
Interest, net of capitalized interest	(70)	(77)	(113)
Other	(432)	(236)	(107)
Income before income taxes	24,574	21,505	24,320
Income tax expense	6,808	5,507	7,723
Net income	$17,766	$15,998	$16,597

Basic earnings per common share	$0.76	$0.68	$0.71
Diluted earnings per common share	$0.76	$0.68	$0.70

Shares used in computing earnings per common share:
Basic	23,322,344	23,380,085	23,517,883
Diluted	23,435,275	23,517,288	23,740,318

Comprehensive income	$17,766	$15,998	$16,597

See accompanying notes.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands)

	Common Stock		Additional Paid	Treasury	Retained
	Shares	Par Value	In Capital	Stock	Earnings	Total
Balance at December 31, 2013	23,626,642	$24	$129,961	$(3,681)	$70,479	$196,783
Net income	—	—	—	—	16,597	16,597
Share-based compensation costs	—	—	2,567	—	—	2,567
Stock option exercises, including tax effects	85,400	—	1,355	—	—	1,355
Treasury stock purchases	(268,996)	—	—	(6,319)	—	(6,319)
Balance at December 30, 2014	23,443,046	$24	$133,883	$(10,000)	$87,076	$210,983
Net income	—	—	—	—	15,998	15,998
Share-based compensation costs	—	—	2,900	—	—	2,900
Stock option exercises, including tax effects	59,150	—	818	—	—	818
Treasury stock purchases	(189,027)	—	—	(3,000)	—	(3,000)
Balance at December 29, 2015	23,313,169	$24	$137,601	$(13,000)	$103,074	227,699
Net income	—	—	—	—	17,766	17,766
Share-based compensation costs	—	—	2,602	—	—	2,602
Stock option exercises, including tax effects	228,800	—	3,207	—	—	3,207
Shares issued under stock compensation plan, net of shares withheld for tax effects	33,492	—	(85)	—	—	(85)
Treasury stock purchases	(303,187)	—	—	(4,823)	—	(4,823)
Balance at December 27, 2016	23,272,274	$24	$143,325	$(17,823)	$120,840	$246,366

See accompanying notes.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	December 27,	December 29,	December 30,
	2016	2015	2014
Cash flows from operating activities:
Net income	$17,766	$15,998	$16,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,865	16,776	13,598
Loss on disposal of restaurant property	429	27	108
Loan cost amortization	2	8	18
Equity based compensation	2,666	2,900	2,567
Impairment charges	598	3,248	3,536
Deferred income taxes	1,575	3,495	653
Amortization of deferred lease incentives	(1,140)	(666)	(852)
Changes in operating assets and liabilities:
Restricted cash	—	215	—
Inventory	908	(716)	(2,498)
Lease incentives receivable	2,692	5,760	3,767
Prepaid expenses and other assets	(1,497)	(2,282)	(2,154)
Accounts payable	(2,666)	2,801	3,209
Income taxes	1,888	(4,287)	(3,050)
Deferred rent obligations	2,307	(1,094)	1,970
Deferred revenue	1,100	1,919	2,733
Other liabilities	4,322	1,766	2,564
Net cash provided by operating activities	49,815	45,868	42,766

Cash flows from investing activities:
Proceeds from sale of property and equipment	3,078	1	13
Purchase of trade name	(546)	—	—
Purchases of property and equipment	(36,698)	(46,150)	(47,491)
Other investing activities	(2)	(381)	(478)
Net cash used in investing activities	(34,168)	(46,530)	(47,956)

Cash flows from financing activities:
Net (payments on) proceeds from revolving credit facility	(4,500)	4,500	—
Purchases of treasury stock	(4,823)	(3,000)	(6,319)
Cash settlement for share-based awards	(85)	—	—
Proceeds from exercise of stock options	3,207	818	1,355
Net cash (used in) provided by financing activities	(6,201)	2,318	(4,964)

Net change in cash and cash equivalents	9,446	1,656	(10,154)
Cash and cash equivalents at beginning of period	5,176	3,520	13,674
Cash and cash equivalents at end of period	$14,622	$5,176	$3,520

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$87	$175	$129
Income taxes	$3,756	$6,626	$10,225
Non cash investing and financing activities:
Capital expenditures included in accounts payable at end of period	$968	$1,998	$511
Acquisition of trade name financed by current liabilities	$100	$—	$—

See accompanying notes.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Organization, Business and Basis of Presentation

Description of Business

Del Frisco’s Restaurant Group, Inc., or the Company, is incorporated in Delaware as a corporation. We own and operate restaurants under the brand names of Del Frisco’s Double Eagle Steak House, Sullivan’s Steakhouse, and Del Frisco’s Grille. As of December 27, 2016, we owned and operated 12 Del Frisco’s, 18 Sullivan’s and 23 Grille restaurants. During fiscal 2016,  we relocated one Del Frisco’s in Dallas, Texas and opened Grilles in Long Island,  New York,  Nashville, Tennessee and Brentwood, Tennessee.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year

We operate on a 52- or 53-week fiscal year ending the last Tuesday in December. Fiscal 2016, 2015 and 2014 included 52 weeks of operations.

Concentrations

We have certain financial instruments exposed to a concentration of credit risk, which consist primarily of cash and cash equivalents. We place cash with high-credit-quality financial institutions, and, at times, such cash may be in excess of the federal depository insurance limit.

Additionally, we purchased a significant amount of total beef purchases from one supplier during fiscal 2016, 2015 and 2014. Due to the nature of the beef purchases, there are alternative sources of supply available; however, a change in suppliers could potentially cause increased costs.

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

Financial Instruments

We consider the carrying amounts of cash and cash equivalents, short-term investments, receivables and accounts payable to approximate fair value based on the short-term nature of these items. Borrowings available under the credit facility at December 27, 2016 have variable interest rates that reflect currently available terms and conditions for similar debt.

Inventories

Inventories, which primarily consist of food and beverages, are valued at the lower of cost, using the first-in, first-out (FIFO) method, or market.

Property and Equipment

Property and equipment are stated at cost. Maintenance, repairs, and renewals that do not enhance the value of or increase the lives of the assets are expensed as incurred. Buildings are depreciated using the straight-line method over their estimated useful lives of 20 to 25 years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets of 20 years or the expected term of the lease, including cancelable optional renewal periods when failure to exercise such renewal options would result in an economic penalty to us. Furniture, fixtures, and equipment are depreciated using the straight-line method over three to seven years, which are the estimated useful lives of the assets.

Interest is capitalized in connection with the construction of restaurant facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest was $19,000,  $115,000 and $0 for the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014,  respectively.

Operating Leases

We lease all but one of our restaurants under operating leases. The majority of our leases provide for rent escalation clauses, contingent rental expense, and/or tenant improvement allowances.

Rent expense is recognized on a straight-line basis over the expected term of the lease, which includes cancelable optional renewal periods that are reasonably assured to be exercised and where failure to exercise such renewal options would result in an economic penalty to us.

Certain of our operating leases contain clauses that provide additional contingent rent based on a percentage of sales greater than certain specified target amounts. We recognize contingent rent expense prior to the achievement of the specified target that triggers the contingent rent, provided achievement of that target is considered probable.

We record tenant improvement allowances and other landlord incentives as a component of deferred rent which is amortized on a straight-line basis over the expected term of the lease.

Pre-opening Costs

Pre-opening costs, including rent, labor costs, costs of hiring and training personnel, and certain other costs related to opening new restaurants, are expensed when the costs are incurred.

Goodwill and Other Intangible Assets

Our intangible assets primarily include goodwill, trade names and licensing agreements. Our trade names include “Del Frisco’s Double Eagle Steak House” and “Sullivan’s Steakhouse,” both of which have indefinite lives and, accordingly, are not subject to amortization. The trade names are used in the advertising and marketing of the restaurants and are widely recognized and accepted by consumers in their respective markets for providing its customers an enjoyable fine-dining experience. Goodwill represents the excess of costs over the fair value of the net assets acquired.

Goodwill and intangible assets that have indefinite useful lives are not amortized. However, both goodwill and trade names are subject to annual impairment testing, or more frequently if an event or other circumstance indicates that goodwill or the trade names may be impaired.  We amortize our finite-lived intangible assets on a straight-line basis over the estimated period of benefit, generally 7 to 17 years. See Note 3 for additional information.

The impairment evaluation for goodwill is conducted annually using a two-step process. In the first step, the fair value of each reporting unit is compared to the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined using discounted cash flows and a market-based approach. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities, other than goodwill, in a manner similar to a purchase price allocation. If the resulting implied fair value of the goodwill that results from the application of this second step is less than the carrying amount of the goodwill, an impairment charge is recorded for the difference. Currently, we define the reporting units as the Del Frisco’s and Sullivan’s concepts. We perform its annual impairment test as of its year-end.

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

Deferred Compensation Plan

In connection with our deferred-compensation plan, we have created a grantor trust to which we contribute amounts equal to employee participants’ qualified deferrals and our matching portion. The plan is informally funded using life insurance policies and mutual funds held by the grantor trust. All assets held by the grantor trust remain the property of us; however, we do not currently intend to use such assets for any purpose other than to fund payments to the participants, pursuant to the terms of the deferred-compensation plan. The assets of the plan consist principally of cash surrender values of the life insurance policies. Because the investment assets of the deferred-compensation plan are our assets and would be subject to general claims by creditors in the event of our insolvency, the accompanying consolidated balance sheets reflect such investments as assets, with a liability for deferred compensation reflected in long-term liabilities for amounts owed to employees.

Impairment of Long-Lived Assets

Property and equipment and finite-life intangibles are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We review applicable finite-lived intangible assets and long-lived assets related to each restaurant on a periodic basis. Our assessment of recoverability of property and equipment and finite-lived intangible assets is performed at the component level, which is generally an individual restaurant. When events or changes in circumstances indicate an asset may not be recoverable, we estimate the future cash flows expected to result from the use of the asset. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is recognized by measuring the difference between the carrying value of the assets and the estimated fair value of the assets. Our estimates of fair values are based on the best information available and require the use of estimates, judgments, and projections. The actual results may vary significantly from the estimates.

During fiscal 2016,  we determined that the carrying amount of two of our Sullivan’s restaurants were most likely not recoverable. Therefore, we recorded a non-cash impairment charge of $0.6 million, which represents the difference between the carrying value of the restaurant assets and the estimated value of leasehold improvements, furniture and restaurant equipment that may be transferred to other restaurant locations. This amount is included in impairment charges in the consolidated statements of income and comprehensive income.

During fiscal 2015,  we determined that the carrying amount of one of our Grille restaurants was most likely not recoverable. Therefore, we recorded a non-cash impairment charge of $3.2 million, which represents the difference between the carrying value of the restaurant assets and the estimated value of furniture and restaurant equipment that may be transferred to future Grille locations. This amount is included in impairment charges in the consolidated statements of income and comprehensive income.

During fiscal 2014, we determined that the carrying amount of one of our Grille restaurants was most likely not recoverable. Therefore, we recorded a non-cash impairment charge of $3.5 million, which represents the difference between the carrying value of the restaurant assets and the estimated value of furniture and restaurant equipment that may be transferred to future Grille locations. This amount is included in impairment charges in the consolidated statements of income and comprehensive income.

Self-Insurance Reserves

We maintain self-insurance programs for our workers’ compensation and general liability insurance programs. In order to minimize the exposure under the self-insurance programs, we have purchased stop-loss coverage both on a per-occurrence and on an aggregate basis. The self-insured losses under the programs are accrued based on our estimate of the ultimate expected liability for both claims incurred and on an incurred but not reported basis. The establishment of such accruals for self-insurance involves certain management judgments and assumptions regarding the frequency or severity of claims, the historical patterns of claim development, and our experience with claim-reserve management and settlement practices. To the extent actual results differ from the assumptions used to develop the accruals, such unanticipated changes may produce significantly different amounts of expense than those estimated under the self-insurance programs.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We regularly evaluate the likelihood of realization of tax benefits derived from positions we have taken in various federal and state filings after consideration of all relevant facts, circumstances, and available information. For those tax benefits deemed more likely than not that will be sustained, we recognize the benefit we believe is cumulatively greater than 50% likely to be realized. To the extent we were to prevail in matters for which accruals have been established or be required to pay amounts in excess of recorded reserves, the effective tax rate in a given financial statement period could be materially impacted.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014 was $8.3 million,  $7.7 million,  and $6.2 million, respectively.

Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage products are sold. Proceeds from the sale of gift cards are recorded as deferred revenue at the time of sale and recognized as revenue when the gift card is redeemed by the holder or the likelihood of redemption becomes remote (gift card breakage) and we determine there is no legal obligation to remit the value of the unredeemed gift cards to governmental agencies. We determine the gift card breakage rate based upon historical redemption patterns. Certain of our gift cards are sold at a discount and the net value (face value to be redeemed less the proceeds received) is deferred until redeemed or breakage is deemed appropriate. We have deemed gift card breakage income immaterial for fiscal years 2016, 2015 and 2014, and it is included in revenues in the consolidated statements of income and comprehensive income. Additionally, revenues are net of the cost of loyalty points earned associated with sales made to customers in our loyalty program. We exclude from revenue any taxes assessed by governmental agencies that are directly imposed on revenue-producing transactions between us and a customer.

Stock-Based Compensation

In 2012,  we adopted the Del Frisco’s Restaurant Group, Inc. 2012 Long-Term Equity Incentive Plan (2012 Plan), which allows our Board of Directors or a committee thereof to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for us.  We recognize stock-based compensation in accordance with Compensation—Stock Compensation (ASC Topic 718). Stock-based compensation cost includes compensation cost for all share-based payments granted based on the grant date fair value estimated in accordance with the provisions of Topic 718. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award.

Reclassifications

Certain amounts from the prior years have been reclassified to conform with the fiscal 2016 presentation.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers which will supersede ASC Topic 605, Revenue Recognition. In August 2015, the FASB deferred the effective date of this new standard by one year. The FASB later issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations, in March 2016, ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing, in April 2016, ASU 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients, in May 2016, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, in December 2016, all of which further clarified aspects of Topic 606. A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on an amount that depicts the consideration to which the entity expects to be entitled in exchange for each of those goods and services. For a contract that involves more than one performance obligation, the entity must (a) determine or, if necessary, estimate the standalone selling price at inception of the contract for the distinct goods or services underlying each performance obligation and (b) allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices. In addition, under the new guidance, an entity should recognize revenue when (or as) it satisfies each performance obligation under the contract by transferring the promised good or service to the customer. A good or service is deemed transferred when (or as) the customer obtains control of that good or service. The new standard permits the use of either the retrospective or cumulative effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted, but no earlier than fiscal years beginning after December 16, 2016. While we have not yet selected a transition method nor determined the effect of the new standard on our consolidated financial statements, through our assessment of these ASUs, we have identified that the primary items affected by these ASUs are our loyalty program liability and the breakage income associated with our gift card program. See the revenue recognition section of this footnote for a description of the accounting policy related to our gift card and loyalty programs.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. ASU 2016-02 will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the potential impact of ASU 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting. The FASB is issuing this ASU as part of its Simplification Initiative. The amendments in this ASU affect all entities that issue share-based payment awards to their employees. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. Specifically, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The threshold to qualify for equity classifications permits withholding up to the maximum statutory tax rates in the applicable jurisdiction. Cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are adopting this ASU on December 28, 2016. While we do not expect this ASU to have a material impact on our consolidated financial statements, it will introduce an additional element of volatility in our effective tax rate.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. This ASU is intended to clarify the presentation of cash receipts and payments in specific situations. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted. We currently assessing the impact of this ASU on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, which outlines that a statement of cash flows explains the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, and early application is permitted. We are currently assessing the impact of the adoption of this ASU on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04,  Simplifying the Test for Goodwill Impairment, which removes the second step of the goodwill impairment test and requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2019, and early application is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently assessing the impact of the adoption of this ASU on our consolidated financial statements.

(3) Intangible Assets and Goodwill

The components of intangible assets and goodwill consist of the following:

	December 27,	December 29,
	2016	2015
	(in thousands)
Amortized intangible assets:
Gross carrying amount:
Favorable leasehold interests	$848	$848
Licensing and development rights	1,077	1,077
Other	540	494
	2,465	2,419
Accumulated amortization:
Favorable leasehold interests	(848)	(840)
Licensing and development rights	(663)	(597)
Other	(133)	(105)
	(1,644)	(1,542)
Net amortized intangible assets	821	877
Unamortized intangible assets:
Goodwill	75,365	75,365
Trade names	35,493	34,893
Liquor license permits	1,095	1,095
	$111,953	$111,353

Licensing contract rights and favorable lease rights are being amortized using the straight-line method over the estimated lives of the related contracts and agreements, which are 7 to 9 years for favorable leasehold interest and 17 years for licensing contract rights. Liquor licenses that are transferable are carried at cost. Such licenses are reviewed for impairment on an annual basis.

Goodwill is allocated to the Del Frisco’s and Sullivan’s reporting units, as follows: $43.9 million and $31.4 million at December 27, 2016 and December 29, 2015, respectively.

We have estimated that annual amortization expense will amount to approximately $0.1 million for 2017, $0.1 million for 2018, $0.1 million for 2019, $0.1 million for 2020, and $0.1 million for 2021.

Amortization expense was $0.1 million, $0.1 million, and $0.2 million for the years ended December 27, 2016, December 29, 2015 and December 30, 2014, respectively.

We performed the annual test for impairment of goodwill and indefinite-lived intangible assets and concluded that no impairment existed as of December 27, 2016, December 29, 2015 or December 30, 2014, and accordingly, no impairment losses were recorded.

On February 1, 2012, we entered into an agreement to terminate a license agreement with the licensee operating a Del Frisco’s in Orlando, Florida effective June 1, 2013. The original licensing agreement has been amortized over the expected term of the agreement, and has a remaining book value of $0.5 million as of December 27, 2016. Under the agreement, in exchange for us surrendering our right to receive licensing fees from January 1, 2012 through June 1, 2013 and making a one-time $25,000 payment to the licensee, we received the rights to open and operate any of our restaurants in the three counties that make up the Orlando metropolitan area no earlier than January 1, 2015. We accounted for this as an exchange of non-monetary assets, for which we have concluded that the fair value of the asset surrendered approximates its book value and therefore no gain or loss has been recorded on the exchange. To determine the fair value of the asset surrendered, we utilized a discounted cash flow method that applied a discount rate of 11.5%, our weighted-average cost of capital, to the future estimated cash flows to be received over the remaining term, including expected renewal, of the license agreement.

On March 17, 2016, we entered into an agreement to obtain and clarify ownership of all naming rights for Del Frisco’s in certain counties of Kentucky, Indiana and Ohio for aggregate consideration of $0.6 million. Under the terms of the agreement, we made a payments totaling $0.5 million in 2016, with the remaining $0.1 million to be paid on August 1, 2017. This intangible asset has been recorded as a trade name with an indefinite life.

(4) Leases

We lease certain facilities under noncancelable operating leases with terms expiring between 2017 and 2036. The leases have renewal options ranging from 5 to 20 years, which are exercisable at our option. In addition, certain leases contain escalation clauses based on a fixed percentage increase and provisions for contingent rentals based on a percentage of gross revenues, as defined. Total rental expense amounted to $22.9 million, $21.1 million, and $18.7 million, including contingent rentals of approximately $3.6 million, $3.6 million, and $3.9 million for the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014, respectively.

Future minimum lease payments under noncancelable operating leases include renewal option periods for certain leases when such option periods are included for purposes of calculating straight-line rents. At December 27, 2016, future minimum rentals for each of the next five years and thereafter, and in total, are as follows:

(in thousands)
2017	$20,771
2018	21,431
2019	21,535
2020	20,751
2021	20,271
Thereafter	225,440
Total minimum lease payments	$330,199

(5) Income Taxes

The components of income tax expense consist of the following:

	Fiscal Year Ended
	December 27,	December 29,	December 30,
	2016	2015	2014
	(in thousands)
Current tax expense (benefit):
Federal	$2,768	$894	$3,689
State	2,465	1,117	3,381
Total current tax expense	5,233	2,011	7,070
Deferred tax expense (benefit):
Federal	1,381	1,722	932
State	194	1,774	(279)
Total deferred tax expense (benefit)	1,575	3,496	653
Total income tax expense	$6,808	$5,507	$7,723

The difference between the reported income tax expense and taxes determined by applying the applicable U.S. federal statutory income tax rate to income before taxes is reconciled as follows:

	Fiscal Year Ended
	December 27,		December 29,		December 30,
	2016		2015		2014
	(dollars in thousands)
Income tax expense at federal statutory rate	$8,602	35%	$7,527	35%	$8,486	35%
State tax expense, net	1,835	7%	1,215	6%	1,872	8%
FICA tip and work opportunity credits	(3,519)	-14%	(3,428)	-16%	(3,007)	-12%
Other items, net	(110)	0%	193	1%	372	1%
Total income tax expense	$6,808	28%	$5,507	26%	$7,723	32%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are presented below:

	December 27,	December 29,
	2016	2015
	(in thousands)
Deferred tax assets:
Equity-based compensation	$1,507	$1,471
Accrued liabilities	5,212	4,333
Deferred compensation	5,620	5,643
Deferred rent liabilities	14,480	11,986
Tax Credits carryover	—	819
Intangible Assets – Pre-opening Costs	3,073	3,413
Other	172	105
Total deferred tax assets	30,064	27,770
Deferred tax liabilities:
Property and equipment	32,001	28,048
Intangible assets	15,968	15,988
Other	284	284
Total deferred tax liabilities	48,253	44,320
Net deferred tax liabilities	$(18,189)	$(16,550)

We may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we receive an assessment for interest and penalties, it has been classified in the consolidated financial statements as income tax expense. Generally, our federal, state, and local tax returns for years subsequent to 2012 remain open to examination by the major taxing jurisdictions to which we is subject.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
	December 27,	December 29,	December 30,
	2016	2015	2014
	(in thousands)
Balance at beginning of year	$40	$1,386	$1,386
Additions resulting from current year positions	—	—	—
Additions for positions taken in prior years	—	—	—
Payments made for settlements	—	(944)	—
Expiration of statute of limitations	(24)	(402)	—
Balance at end of year	$16	$40	$1,386

We do not believe our uncertain tax positions will change materially during the next 12 months. As of December 29, 2015 and December 27, 2016, accrued interest and penalties included in the consolidated balance sheets totaled $0.3 million. The change in interest and penalties associated with our unrecognized tax benefits is included as a component of the Other, net line of the effective tax rate reconciliation.

(6) Long-Term Debt

On October 15, 2012, we entered into a credit facility that provides for a three-year unsecured revolving credit facility of up to $25 million.  Borrowings under the credit facility bear interest at LIBOR plus 1.50%. We are required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving loan facility. The credit facility is guaranteed by certain of our subsidiaries. The credit facility contains various financial covenants, including a maximum leverage ratio of total indebtedness to EBITDA, as defined in the credit agreement, and minimum fixed charge coverage ratio, as defined in the credit agreement. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, changes of control, the incurrence of indebtedness and providing financing or other transactions with affiliates.

On June 30, 2015, we entered into a Second Amendment to the credit facility. The amendment, among other things, extended the termination date of the credit facility to October 15, 2017 and modified the revolving credit commitment to $15 million, with such amount subject to increases in increments of $5 million at our request, up to a maximum amount of $30 million. All other major terms remain unchanged. On December 21, 2016, we entered into a Third Amendment to the credit facility. The amendment, among other things, extended the termination date of the credit facility to October 15, 2019 and modified the revolving credit commitment to $10 million, with such amount subject to increases in increments of $5 million at our request, up to a maximum amount of $30 million.

We were in compliance with the financial debt covenants as of December 27, 2016. As of December 27, 2016, there was no outstanding balance on our revolving credit facility. Under the revolving loan commitment, we had approximately $28.8 million of borrowings available, net of $1.2 million in letter of credit commitments.

(7) Retirement Plans

We provide two retirement benefit plans to participants. The salary-reduction plans are provided through a qualified 401(k) plan and a nonqualified deferred compensation plan (the Plans). Under the Plans, employees who meet minimum service requirements and elect to participate may make contributions of up to 15% of their annual salaries under the 401(k) plan and up to 80% under the deferred-compensation plan. We may make additional contributions at the discretion of the Board of Directors. Expenses related to the Plans for the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014 totaled $1.3 million,  $2.2 million,  and $1.7 million, respectively.

(8) Litigation

We are involved, from time to time, in litigation arising in the ordinary course of business. We believe the outcome of such matters will not have a material adverse effect on our consolidated financial position or results of operations.

(9) Stockholders’ Equity

On October 14, 2014, our  Board of Directors approved a stock repurchase program authorizing us to repurchase up to $25 million of our common stock over the next three years. On February 15, 2017, our Board of Directors increased this authorization to $50 million. Under this program, we can from time to time purchase outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares. As of December 27, 2016,  we had repurchased 492,214 shares of our common stock at an aggregate cost of approximately $7.8 million under this program.

(10) Commitments and Contingencies

At December 27, 2016,  we had outstanding letters of credit of $1.2 million on our revolving credit facility. The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions.

(11) Fair Value Measurement

Under generally accepted accounting principles in the United States, we are required to measure certain assets and liabilities at fair value, or to disclose the fair value of certain assets and liabilities recorded at cost. Pursuant to these fair value measurement and disclosure requirements, fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value is calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities includes consideration of non-performance risk, including our own credit risk. Each fair value measurement is reported in one of the following three levels:

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

The following tables present our financial assets and liabilities measured at fair value on a recurring basis at December 27, 2016 and December 29, 2015:

	Fair Value Measurements
	Level	December 27, 2016	December 29, 2015
		(in thousands)
Deferred compensation plan investments	2	$15,054	$13,955
Deferred compensation plan liabilities	2	$(15,212)	$(14,083)

There were no transfers among levels within the fair value hierarchy during the years ended December 27, 2016 or December 29, 2015. The carrying value of our cash and cash equivalents and restricted cash approximate fair value because of their short term nature, and are classified within Level 1 of the fair value hierarchy. The carrying value of our accounts payable approximate fair value because of their short term nature, and are classified within Level 2 of the fair value hierarchy. The fair value of the credit facility at December 27, 2016 approximated its carrying value since it is a variable rate credit facility (Level 2).

We had no derivative instruments at December 27, 2016 or December 29, 2015.

(12) Segment Reporting

We operate the Del Frisco’s, Sullivan’s, and Del Frisco’s Grille brands as operating segments. The concepts operate solely in the U.S. within the full-service dining industry, providing similar products to similar customers. Sales to external customers are derived principally from food and beverage sales, and we do not rely on any major customers as a source of sales. The concepts also possess similar economic characteristics, resulting in similar long-term expected financial performance characteristics. However, as Del Frisco’s restaurants typically have higher revenues, driven by their larger physical presence and higher check average, the Del Frisco’s, Sullivan’s, and Del Frisco’s Grille operating segments have varying operating income and restaurant-level EBITDA margins due to the leveraging of higher revenues on certain fixed operating costs such as management labor, rent, utilities, and building maintenance.

The following table presents information about reportable segments for fiscal years 2016,  2015, and 2014:

	Fiscal Year Ended December 27, 2016
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
	(in thousands)
Revenues	$166,885	$77,797	$106,999	$—	$351,681
Restaurant-level EBITDA	$46,877	$12,182	$15,881	$—	$74,940
Capital expenditures	$17,284	$2,489	$17,080	$97	$36,950
Property and equipment	$115,889	$49,416	$116,451	$2,426	$284,182

	Fiscal Year Ended December 29, 2015
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
	(in thousands)
Revenues	$161,809	$78,983	$90,820	$—	$331,612
Restaurant-level EBITDA	$45,837	$13,070	$12,660	$—	$71,567
Capital expenditures	$11,646	$3,644	$32,717	$102	$48,109
Property and equipment	$104,508	$47,578	$99,371	$2,493	$253,950

	Fiscal Year Ended December 30, 2014
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
	(in thousands)
Revenues	$151,142	$80,911	$69,752	$—	$301,805
Restaurant-level EBITDA	$42,946	$13,449	$10,556	$—	$66,951
Capital expenditures	$19,839	$3,452	$24,219	$492	$48,002
Property and equipment	$93,267	$45,848	$72,066	$2,261	$213,442

In addition to using consolidated results in evaluating our performance and allocating our resources, our chief operating decision maker uses restaurant-level EBITDA, which is not a measure defined by GAAP. Restaurant-level EBITDA is defined as net income before interest expense, income taxes, other expense, net, pre-opening costs, general and administrative expenses, lease termination and closing costs,  secondary public offering costs, impairment charges and depreciation and amortization. Pre-opening costs are excluded because they vary in timing and magnitude and are not related to the health of ongoing operations. General and administrative expenses are excluded as they are generally not specifically identifiable to individual operating segments as these costs relate to supporting all of our restaurant operations and the extension of our concepts into new markets. Lease termination and closing costs, impairment charges and depreciation and amortization are excluded because they are not ongoing controllable cash expenses and they are not related to the health of ongoing operations. Property and equipment is the only balance sheet measure used by our chief operating decision maker in allocating resources. See the table below for a reconciliation of net income to restaurant-level EBITDA.

	Fiscal Year Ended
	December 27, 2016	December 29, 2015	December 30, 2014
	(in thousands)
Net income	$17,766	$15,998	$16,597
Income tax expense	6,808	5,507	7,723
Net income before income taxes	24,574	21,505	24,320
Interest expense, net of capitalized interest	70	77	113
Other	432	236	107
Operating income	25,076	21,818	24,540
Pre-opening costs	3,446	5,228	4,735
General and administrative costs	25,924	23,111	20,537
Lease termination and closing costs	1,031	1,386	—
Secondary public offering costs	—	—	5
Impairment charges	598	3,248	3,536
Depreciation and amortization	18,865	16,776	13,598
Restaurant-level EBITDA	$74,940	$71,567	$66,951

(13) Earnings Per Share

Basic earnings per share (EPS) data is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted earnings per share for fiscal 2016, 2015, and 2014 exclude stock options of 632,565, 728,604 and 716,335, respectively, which were outstanding during the period, but were anti-dilutive. Diluted earnings per share for fiscal 2016 exclude restricted stock shares of 106,726, which were outstanding during the period, but were anti-dilutive.

	Fiscal Year Ended
	December 27,	December 29,	December 30,
	2016	2015	2014
	(dollars in thousands, except per share data)
Net income	$17,766	$15,998	$16,597
Shares:
Weighted average number of common shares outstanding	23,322,344	23,380,085	23,517,883
Dilutive shares	112,931	137,203	222,435
Total Diluted Shares	23,435,275	23,517,288	23,740,318

Basic earnings per common share	$0.76	$0.68	$0.71
Diluted earnings per common share	$0.76	$0.68	$0.70

(14) Stock-Based Employee Compensation

2012 Long-Term Equity Incentive Plan

In connection with the IPO, we adopted the 2012 Plan, which allows our Board of Directors or a committee thereof to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for us. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Outstanding stock options vest at various periods ranging from one to four years from date of grant. Outstanding shares of restricted stock vest over periods ranging from one to four years. The 2012 Plan has 2,232,800 shares authorized for issuance under the plan. There are 927,675 shares of common stock issuable upon exercise of currently outstanding options, 145,519 outstanding shares of restricted stock, and 200,000 outstanding performance stock units at December 27, 2016. There are 519,080 shares available for future grants.

The following table details our total stock based compensation costs during the fiscal years ended December 27, 2016, December 29, 2015 and December 30, 2014, as well as where the costs were expensed:

	Fiscal Year Ended
	December 27,	December 29,	December 30,
	2016	2015	2014
	(in thousands)
Restaurant operating expenses	$361	$468	$442
General and administrative costs	2,305	2,432	2,125
Total stock compensation cost	$2,666	$2,900	$2,567

The following table summarizes restricted stock activity during fiscal 2016:

	Fiscal Year Ended December 27, 2016
	Shares	Weighted average grant date fair value	Aggregate intrinsic value ($000's)
Outstanding at beginning of period	90,379	$19.96
Granted	154,957	16.54
Vested	(38,701)	19.72
Forfeited	(61,116)	17.22
Outstanding at end of period	145,519	$17.55	$2,539

As of December 27, 2016, there was $1.7 million of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a period of approximately 2.7 years.

The following table summarizes stock option activity during fiscal 2016:

	Fiscal Year Ended December 27, 2016
	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value ($000's)
Outstanding at beginning of period	1,221,100	$17.44
Exercised	(228,800)	13.00
Forfeited	(64,625)	20.50
Outstanding at end of period	927,675	$18.33	6.2 years	$1,455
Options exercisable at end of period	776,050	$17.76	6.1 years	$1,448

The intrinsic value of options exercised during fiscal 2016 was  $1.1 million. A summary of the status of non-vested stock options as of December 27, 2016 and changes during fiscal 2016 is presented below:

	Fiscal Year Ended
	December 27, 2016
	Shares	Weighted average grant-date fair value
Non-vested stock options at beginning of period	506,500	$7.25
Vested	(316,250)	6.60
Forfeited	(38,625)	7.92
Non-vested stock options at end of period	151,625	$8.44

As of December 27, 2016, there was $0.7 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a period of approximately 0.7 years. The total fair value of stock options vested during fiscal 2016 was $2.1 million.

We issue performance share units, or PSUs, to certain employees that represent shares potentially issuable in the future. During fiscal 2016, we granted 200,000 PSUs to our CEO. The issuance of these shares is based upon our stock price reaching $28.00 per share for five consecutive days and is subject to post vesting holding periods. The fair value of performance share units was calculated using a Monte Carlo simulation model, which requires the use of highly subjective and complex assumptions, including the expected life of the award, the price volatility of the underlying stock and a blended illiquidity discount of 16.9%. The following table summarizes performance stock unit activity during fiscal 2016:

	Fiscal Year Ended December 27, 2016
	Shares	Weighted average grant date fair value	Aggregate intrinsic value ($000's)
Outstanding at beginning of period	—	$—
Granted	200,000	8.98
Outstanding at end of period	200,000	$8.98	$1,892

The expense recognized each period is dependent on our estimate of the number of shares that will ultimately be issued. As of December 27, 2016 there was $1.7 million of total unrecognized compensation cost related to non-vested performance stock units. This cost is expected to be recognized over a period of approximately 2.1 years.

The following table details the values from and assumptions for the Monte Carlo PSU pricing model for PSUs granted during the fiscal 2016.

2016
Weighted average grant date fair value	$8.98
Weighted average risk-free interest rate	1.98%
Derived service period	2.2 years
Weighted average volatility	34.41%
Expected dividend	—

(15) Quarterly Financial Information (Unaudited)

The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 2016 and fiscal 2015.

	Fiscal Year Ended December 27, 2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year
	(in thousands, except per share data)
Revenues	$81,194	$79,916	$71,407	$119,164	$351,681
Operating income	$7,879	$6,325	$1,118	$9,754	$25,076
Net income	$5,411	$4,444	$786	$7,125	$17,766
Basic income per common share	$0.23	$0.19	$0.03	$0.31	$0.76
Basic weighted average shares outstanding	23,315	23,350	23,354	23,282	23,322

Diluted income per common share	$0.23	$0.19	$0.03	$0.30	$0.76
Diluted weighted average shares outstanding	23,398	23,437	23,431	23,415	23,435

	Fiscal Year Ended December 29, 2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year
	(in thousands, except per share data)
Revenues	$75,102	$73,776	$68,629	$114,105	$331,612
Operating income (loss)	$7,800	$5,494	$(2,080)	$10,604	$21,818
Net income (loss)	$5,394	$3,713	$(1,035)	$7,926	$15,998
Basic income (loss) per common share	$0.23	$0.16	$(0.04)	$0.34	$0.68
Basic weighted average shares outstanding	23,443	23,446	23,361	23,298	23,380

Diluted income (loss) per common share	$0.23	$0.16	$(0.04)	$0.34	$0.68
Diluted weighted average shares outstanding	23,596	23,672	23,361	23,308	23,517

During the fourth fiscal quarter of 2016,  we incurred $0.6 in million impairment charges related to two Sullivan’s locations, $0.9 million in lease termination costs associated with one Sullivan’s location and $0.8 million in reorganization severance costs. In the third fiscal quarter of 2016, we incurred $0.4 million in expenses to settle an easement claim related to the sale of the previous Dallas, Texas Del Frisco’s location.

During the third fiscal quarter of 2015,  we incurred a  $3.2 million impairment charge related to one Grille location. During the fourth fiscal quarter of 2015,  we incurred a $1.4 million charge related to the lease termination and closing costs associated with the closure of two Grille locations.

In management’s opinion, the unaudited quarterly information shown above has been prepared on the same basis as the audited consolidated financial statements and includes all necessary adjustments that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the consolidated financial statements and the accompanying notes. We believe that quarter-to-quarter comparisons of our financial results are not necessarily indicative of future performance.