Form 10-Q
period 2017-03-21
Del Frisco's Restaurant Group, Inc.
filed 2017-04-26
CIK 1415301

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

_______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 21, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.    Yes   ☐     No   ☒

As of April 24, 2017, the latest practicable date, 21,824,326 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

Table of Contents:

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets—Unaudited

(Dollars in thousands, except per share data)

	March 21,	December 27,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$8,727	$14,622
Inventory	15,741	16,400
Income taxes receivable	1,424	3,599
Prepaid expenses and other assets	12,978	12,059
Total current assets	38,870	46,680
Property and equipment, net of accumulated depreciation of $92,930 and $88,190 at March 21, 2017 and December 27, 2016, respectively	202,979	195,992
Goodwill	75,365	75,365
Intangible assets, net	37,386	37,409
Other assets	15,759	15,336
Total assets	$370,359	$370,782

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$13,012	$12,791
Deferred revenue	15,748	18,735
Other current liabilities	19,442	19,550
Total current liabilities	48,202	51,076
Long-term debt	22,000	—
Deferred rent obligations	41,839	37,697
Deferred income taxes	17,320	18,189
Other liabilities	15,818	17,454
Total liabilities	145,179	124,416
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at March 21, 2017 or December 27, 2016	—	—
Common stock, $0.001 par value, 190,000,000 shares authorized, 24,271,703 shares issued and 21,826,476 shares outstanding at March 21, 2017 and 24,234,909 shares issued and 23,272,274 shares outstanding at December 27, 2016	24	24
Treasury stock at cost: 2,445,227 and 962,635 shares at March 21, 2017 and December 27, 2016, respectively	(42,920)	(17,823)
Additional paid in capital	143,926	143,325
Retained earnings	124,150	120,840
Total stockholders' equity	225,180	246,366
Total liabilities and stockholders' equity	$370,359	$370,782

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income—Unaudited

(Dollars in thousands, except per share data)

	12 Weeks Ended
	March 21,	March 22,
	2017	2016
Revenues	$83,890	$81,194
Costs and expenses:
Costs of sales	23,781	23,218
Restaurant operating expenses	40,851	38,626
Marketing and advertising costs	1,300	1,321
Pre-opening costs	389	94
General and administrative costs	6,311	5,750
Consulting project costs	2,036	—
Lease termination and closing costs	(2)	21
Depreciation and amortization	4,816	4,285
Operating income	4,408	7,879
Other income (expense), net:
Interest, net of capitalized interest	(10)	(31)
Other	(2)	—
Income before income taxes	4,396	7,848
Income tax expense	1,086	2,437
Net income	$3,310	$5,411

Basic earnings per common share	$0.14	$0.23
Diluted earnings per common share	$0.14	$0.23

Shares used in computing earnings per common share:
Basic	23,059,363	23,315,077
Diluted	23,276,542	23,398,115

Comprehensive income	$3,310	$5,411

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity—Unaudited

(Dollars in thousands)

	Common Stock		Additional Paid	Treasury	Retained
	Shares	Par Value	In Capital	Stock	Earnings	Total

Balance at December 27, 2016	23,272,274	$24	$143,325	$(17,823)	$120,840	$246,366
Net income	—	—	—	—	3,310	3,310
Share-based compensation costs	—	—	533	—	—	533
Stock option exercises	30,100	—	68	—	—	68
Shares issued under stock compensation plan, net of shares withheld for tax effects	6,694	—	—	—	—	—
Treasury stock purchases	(1,482,592)	—	—	(25,097)	—	(25,097)
Balance at March 21, 2017	21,826,476	$24	$143,926	$(42,920)	$124,150	$225,180

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows—Unaudited

(Dollars in thousands)

	12 Weeks Ended
	March 21,	March 22,
	2017	2016
Cash flows from operating activities:
Net income	$3,310	$5,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,816	4,285
Loss on disposal of restaurant property	5	—
Loan cost amortization	3	—
Equity based compensation	533	653
Deferred income taxes	(869)	(413)
Amortization of deferred lease incentives	(742)	(253)
Changes in operating assets and liabilities:
Inventory	659	545
Prepaid expenses and other assets	3,190	1,483
Accounts payable	402	(4,525)
Income taxes	2,175	1,973
Deferred rent obligations	386	(1,716)
Deferred revenue	(2,987)	(2,713)
Other liabilities	(1,802)	535
Net cash provided by operating activities	9,079	5,265

Cash flows from investing activities:
Purchases of property and equipment	(11,966)	(4,035)
Other investing activities	21	7
Net cash used in investing activities	(11,945)	(4,028)

Cash flows from financing activities:
Proceeds from long-term debt	22,000	—
Net payments of credit facility	—	(4,500)
Purchases of treasury stock	(25,097)	—
Proceeds from exercise of stock options	68	140
Net cash used in financing activities	(3,029)	(4,360)

Net change in cash and cash equivalents	(5,895)	(3,123)
Cash and cash equivalents at beginning of period	14,622	5,176
Cash and cash equivalents at end of period	$8,727	$2,053

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16	$31
Income taxes	$115	$911
Non cash investing and financing activities:
Capital expenditures included in accounts payable at end of period	$787	$730

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—Unaudited

1.	BUSINESS AND BASIS OF PRESENTATION

As of March 21, 2017, Del Frisco’s Restaurant Group, Inc. (the “Company”) owned and operated 53 restaurants under the concept names of Del Frisco’s Double Eagle Steak House (“Del Frisco’s”), Sullivan’s Steakhouse (“Sullivan’s”), and Del Frisco’s Grille (“Grille”). Of the 53 restaurants the Company operated at the end of the period covered by this report, there were 12 Del Frisco’s restaurants, 18 Sullivan’s restaurants and 23 Grille restaurants in operation in 24 states and the District of Columbia.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the 12 weeks ended March 21, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2017. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2016 filed with the SEC on February 28, 2017 (the “2016 10-K”).

The Company operates on a 52- or 53-week fiscal year ending the last Tuesday in December. The fiscal quarters ended March 21, 2017 and March 22, 2016 each contained 12 weeks and are referred to herein as the first quarter of fiscal 2017 and the first quarter of fiscal 2016, respectively. Fiscal 2017 will be a 52-week fiscal year as was fiscal 2016.

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

There have been no material changes to the significant accounting policies from what was previously reported in the 2016 10-K.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers which will supersede Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. In August 2015, the FASB deferred the effective date of this new standard by one year. The FASB later issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations, in March 2016, ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing, in April 2016, ASU 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients, in May 2016, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, in December 2016, all of which further clarified aspects of Topic 606. A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on an amount that depicts the consideration to which the entity expects to be entitled in exchange for each of those goods and services. For a contract that involves more than one performance obligation, the entity must (a) determine or, if necessary, estimate the standalone selling price at inception of the contract for the distinct goods or services underlying each performance obligation and (b) allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices. In addition, under the new guidance, an entity should recognize revenue when (or as) it satisfies each performance obligation under the contract by transferring the promised good or service to the customer. A good or service is deemed transferred when (or as) the customer obtains control of that good or service. The new standard permits the use of either the retrospective or cumulative effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted, but no earlier than fiscal years beginning after December 16, 2016. While we have not yet selected a transition method nor determined the effect of the new standard on our consolidated financial statements, through our assessment of these ASUs, we have identified that the primary items affected by these ASUs are our loyalty program liability and the breakage income associated with our gift card program.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. ASU 2016-02 will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the potential impact of ASU 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting. The FASB issued this ASU as part of its Simplification Initiative. The amendments in this ASU affect all entities that issue share-based payment awards to their employees. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. Specifically, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The threshold to qualify for equity classifications permits withholding up to the maximum statutory tax rates in the applicable jurisdiction. Cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. Under ASU 2016-09, to the extent that the related compensation ultimately recognized for tax purposes exceeds the book expense, a permanent benefit will be recorded to income tax expense and through the rate for the excess benefit. Where the tax expense recognized is less than book, the shortfall is charged to income tax expense. Under the new guidance, entities can estimate forfeitures or recognize forfeitures when they occur. We have historically estimated forfeitures at the grant date and trued them up when vesting events occur. In addition, the simplification of ASU 2016-09 allows the Company to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction. We adopted ASU 2016-09 on December 28, 2016, and the impact on our consolidated financial statements was immaterial for the first quarter of 2017.

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

Basic earnings per share (“EPS”) data is computed based on the weighted average number of shares of common stock outstanding during the periods. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the 12 weeks ended March 21, 2017 excludes 29,071 shares of restricted stock,  and options to purchase 568,457 shares of common stock,  which were outstanding during the period, but were antidilutive. Diluted EPS for the 12 weeks ended March 22, 2016 excludes 71,448 shares of restricted stock and options to purchase 653,668 shares of common stock, which were outstanding during the period but were antidilutive. The following table details the Company’s basic and diluted earnings per common share calculation (dollars in thousands, except per share data):

	12 Weeks Ended
	March 21,	March 22,
	2017	2016
Net income	$3,310	$5,411
Shares:
Weighted average number of common shares outstanding	23,059,363	23,315,077
Dilutive shares	217,179	83,038
Total Diluted Shares	23,276,542	23,398,115

Basic earnings per common share	$0.14	$0.23
Diluted earnings per common share	$0.14	$0.23

3.	STOCK-BASED EMPLOYEE COMPENSATION

2012 Long-Term Equity Incentive Plan

On July 16, 2012, the Company adopted the Del Frisco’s Restaurant Group, Inc. 2012 Long-Term Equity Incentive Plan (the “2012 Plan”), which allows the Company to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for the Company. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Equity-based awards vest or become exercisable at various periods ranging from one to four years from the date of grant. The 2012 Plan has 2,232,800 shares of common stock authorized for issuance under the plan. There were 866,450 shares of common stock issuable upon exercise of outstanding options and 520,428 shares of unvested restricted stock outstanding at  March 21, 2017 with 773,509 shares of common stock available for future grants.

The following table details the Company’s total share-based compensation cost during the 12 weeks ended March 21, 2017 and March 22, 2016 as well as where the costs were expensed (in thousands):

	12 Weeks Ended
	March 21,	March 22,
	2017	2016
Restaurant operating expenses	$73	$93
General and administrative costs	460	560
Total stock compensation cost	$533	$653

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit activity during the 12 weeks ended March 21, 2017:

	12 Weeks Ended March 21, 2017
	Shares	Weighted average grant date fair value	Aggregate intrinsic value ($000's)
Outstanding at beginning of period	345,519	$12.57
Granted	203,495	17.15
Vested	(10,382)	16.79
Forfeited	(18,204)	16.92
Outstanding at end of period	520,428	$14.13	$9,081

As of March 21, 2017,  there was $6.1 million of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a period of approximately 2.6 years.

Stock Options

The following table summarizes stock option activity during the 12 weeks ended March 21, 2017:

	12 Weeks Ended March 21, 2017
	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value ($000's)
Outstanding at beginning of period	927,675	$18.33
Exercised	(30,100)	13.00
Forfeited	(31,125)	21.00
Outstanding at end of period	866,450	$18.42	5.5 years	$1,314
Options exercisable at end of period	735,075	$17.95	5.3 years	$1,308

A summary of the status of non-vested stock options as of March 21, 2017 and changes during the 12 weeks ended March 21, 2017 is presented below:

	12 Weeks Ended
	March 21, 2017
	Shares	Weighted average grant-date fair value
Non-vested stock options at beginning of period	151,625	$8.44
Vested	(3,000)	9.99
Forfeited	(17,250)	8.50
Non-vested stock options at end of period	131,375	$8.40

As of March 21, 2017, there was $0.4 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a period of approximately 0.6 years.

4.	LONG-TERM DEBT

On October 15, 2012,  the Company entered into a credit facility that, as last amended on April 21, 2017, provides for an unsecured credit facility with a credit commitment of $10.0 million, subject to increases in increments of $5.0 million, with a maximum amount of $30.0 million. The credit facility expires on October 15, 2019.  Borrowings under the credit facility bear interest, at the option of the Company, based on (i) LIBOR plus 1.50% or (ii) the prime rate as defined in the credit facility. The Company is required to pay a commitment fee equal to 0.25% per annum on the available but unused credit facility. The credit facility is guaranteed by certain subsidiaries of the Company. The credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA and minimum fixed charge coverage, both as defined in the credit agreement. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates. On April 21, 2017, subsequent to the end of the quarter, we entered into an amendment to our credit facility with JP Morgan Chase Bank that lowered the minimum fixed charge coverage ratio, as defined in the agreement, from 2.00 to 1.25, effective January 1, 2017.

As of March 21, 2017, there was $22.0 million of outstanding borrowings on the Company’s credit facility, and the Company had approximately $6.8 million of borrowings available, with $1.2 million in outstanding letters of credit commitments. As of December 27, 2016, there were no outstanding borrowings on the Company’s credit facility and $1.2 million in outstanding letters of credit.  The increase in borrowings under the credit facility during the first quarter of 2017 related to the Company’s share repurchase activities during the period. The Company was in compliance with all of the financial debt covenants as of March 21, 2017 and December 27, 2016.

5.	INCOME TAXES

The effective income tax rate for the 12 weeks ended March 21, 2017 was 24.7%, compared to 31.1% for the 12 weeks ended March 22, 2016. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses.

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

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 21, 2017 and December 27, 2016, respectively (in thousands):

	Fair Value Measurements
	Level	March 21, 2017	December 27, 2016
Deferred compensation plan investments (included in Other assets)	2	$15,501	$15,054
Deferred compensation plan liabilities (included in Other liabilities)	2	$13,684	$15,212

There were no transfers among levels within the fair-value hierarchy during the first quarters of fiscal 2017 and fiscal 2016.  The carrying value of the Company’s cash and cash equivalents, receivables and accounts payable approximate fair value due to their short term nature. The fair value of the credit facility approximates its carrying value since it is a variable rate credit facility (Level 2).

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

The following tables present information about reportable segments (in thousands):

	12 Weeks Ended March 21, 2017
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$39,760	$17,782	$26,348	$—	$83,890
Restaurant-level EBITDA	10,698	3,498	3,762	—	17,958
Capital expenditures	4,475	3,916	3,287	107	11,785
Property and equipment	120,349	53,299	119,728	2,533	295,909

	12 Weeks Ended March 22, 2016
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$38,343	$18,901	$23,950	$—	$81,194
Restaurant-level EBITDA	10,713	3,548	3,768	—	18,029
Capital expenditures	1,284	208	1,270	7	2,769
Property and equipment	105,788	47,786	100,641	2,457	256,672

In addition to using consolidated results in evaluating the Company’s performance and allocating its resources, the Company’s chief operating decision maker uses restaurant-level EBITDA, which is not a measure defined by GAAP. The Company defines restaurant-level EBITDA as income before income taxes, other income (expenses), net, pre-opening costs, general and administrative costs, consulting project costs, lease termination and closing costs, and depreciation and amortization. Pre-opening costs are excluded because they vary in timing and magnitude and are not related to the health of ongoing operations. General and administrative costs are only included in the Company’s consolidated financial results as they are generally not specifically identifiable to individual operating segments as these costs relate to supporting all of the restaurant operations of the Company and the extension of the Company’s concepts into new markets. Lease termination and closing costs,  consulting project costs, impairment charges, and depreciation and amortization are excluded because they are not ongoing controllable cash expenses, and they are not related to the health of ongoing operations. Property and equipment is the only balance sheet measure used by the Company’s chief operating decision maker in allocating resources.

The following table reconciles net income to restaurant-level EBITDA (in thousands).

	12 Weeks Ended
	March 21, 2017	March 22, 2016

Net income	$3,310	$5,411
Income tax expense	1,086	2,437
Net income before income taxes	4,396	7,848
Interest expense, net of capitalized interest	10	31
Other	2	—
Operating income	4,408	7,879
Pre-opening costs	389	94
General and administrative costs	6,311	5,750
Consulting project costs	2,036	—
Lease termination and closing costs	(2)	21
Depreciation and amortization	4,816	4,285
Restaurant-level EBITDA	$17,958	$18,029

8.	COMMITMENTS AND CONTINGENCIES

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

At March 21, 2017 and December 27, 2016, the Company had outstanding letters of credit of $1.2 million,  which were drawn on the Company’s credit facility (see Note 4,  Long-Term Debt). The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions.

9.	RELATED PARTY TRANSACTIONS

On March 10, 2017, the Company purchased 1,200,000 shares of its common stock for $20.3 million from Fidelity National Financial,  Inc. (“Fidelity”). Fidelity was considered a related party to the Company at the time of the transaction due to the level of ownership interest in the Company. After this transaction, Fidelity’s ownership interest no longer qualifies it as a related party.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the safe harbor created thereby. Forward looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward looking statements as a result of various factors. These differences can arise as a result of the risks described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2016, filed February 28, 2017, or the 2016 10-K, as well as other factors that may affect our business, results of operations, or financial condition. Forward looking statements in this report speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as of the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, we cannot assure you that the forward looking statements contained in this report will, in fact, transpire.

Overview

Del Frisco’s Restaurant Group develops, owns and operates three contemporary, high-end, complementary restaurants: Del Frisco’s Double Eagle Steak House, or Del Frisco’s, Sullivan’s Steakhouse, or Sullivan’s, and Del Frisco’s Grille, or the Grille. As of the end of the period covered by this report, we operated 53 restaurants in 24 states and the District of Columbia. Of these 53, there were 12 Del Frisco’s restaurants, 18 Sullivan’s restaurants and 23 Grille restaurants. Subsequent to the end of the first quarter of 2017, we closed one Sullivan’s location in Seattle, Washington.

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

In general, we believe there are opportunities to open four to six restaurants annually, generally composed of one Del Frisco’s and three to five Sullivan’s and/or Grilles, with new openings of our Grille concept likely serving as the primary driver of new unit growth in the near term. During the first quarter of 2017,  we did not open any restaurants.  We expect to open one Del Frisco’s restaurant and one Grille restaurant prior to the end of fiscal 2017.

Performance Indicators. We use the following key metrics in evaluating the performance of our restaurants:

•

Comparable Restaurant Sales.  We consider a restaurant to be comparable during the first full fiscal quarter following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time, and also reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 41 and 38 restaurants at March 21, 2017 and March 22, 2016, respectively.

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

•

Restaurant-Level EBITDA Margin. Restaurant-level EBITDA margin, a non-GAAP financial measure, represents income before income taxes, other income (expenses), net, pre-opening costs, general and administrative costs, consulting project costs, lease termination and closing costs, impairment charges and depreciation and amortization as a percentage of revenues. By monitoring and controlling our restaurant-level EBITDA margins, we can gauge the overall profitability of our core restaurant operations. See Note 7,  Segment Reporting in the notes to our condensed consolidated financial statements for additional information on restaurant-level EBITDA.

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

Results of Operations

The following table shows our operating results (in thousands), as well as our operating results as a percentage of revenues, for the 12 weeks ended March 21, 2017 and March 22, 2016.

	12 Weeks Ended
	March 21,		March 22,
	2017		2016
Revenues	$83,890	100.0%	$81,194	100.0%
Costs and expenses:
Costs of sales	23,781	28.3%	23,218	28.6%
Restaurant operating expenses	40,851	48.7%	38,626	47.6%
Marketing and advertising costs	1,300	1.5%	1,321	1.6%
Pre-opening costs	389	0.5%	94	0.1%
General and administrative costs	6,311	7.5%	5,750	7.1%
Consulting project costs	2,036	2.4%	—	0.0%
Lease termination and closing costs	(2)	0.0%	21	0.0%
Depreciation and amortization	4,816	5.7%	4,285	5.3%
Operating income	4,408	5.3%	7,879	9.7%
Other income (expense), net:
Interest, net of capitalized interest	(10)	0.0%	(31)	0.0%
Other	(2)	0.0%	—	0.0%
Income before income taxes	4,396	5.2%	7,848	9.7%
Income tax expense	1,086	1.3%	2,437	3.0%
Net income	$3,310	3.9%	$5,411	6.7%

Fiscal Quarter Ended March 21, 2017 (12 weeks) Compared to the Fiscal Quarter Ended March 22, 2016 (12 weeks)

The following tables show our operating results (in thousands) by segment and on a consolidated basis, as well as our operating results as a percentage of revenues, for the 12 weeks ended March 21, 2017 and March 22, 2016. The tables below include Restaurant-level EBITDA, a non-GAAP measure. See Note 7, Segment Reporting in the notes to our condensed consolidated financial statements for additional information on this metric, including a reconciliation to net income, the most directly comparable GAAP measure.

	12 Weeks Ended March 21, 2017
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$39,760	100.0%	$17,782	100.0%	$26,348	100.0%	$83,890	100.0%
Costs and expenses:
Cost of sales	11,770	29.6%	5,254	29.5%	6,757	25.6%	23,781	28.3%
Restaurant operating expenses:
Labor	9,688	24.4%	5,405	30.4%	9,005	34.2%	24,098	28.7%
Operating expenses	4,136	10.4%	2,545	14.3%	3,579	13.6%	10,260	12.2%
Occupancy	2,872	7.2%	765	4.3%	2,856	10.8%	6,493	7.7%
Restaurant operating expenses	16,696	42.0%	8,715	49.0%	15,440	58.6%	40,851	48.7%
Marketing and advertising costs	596	1.5%	315	1.8%	389	1.5%	1,300	1.5%
Restaurant-level EBITDA	$10,698	26.9%	$3,498	19.7%	$3,762	14.3%	$17,958	21.4%

Restaurant operating weeks	144		208		276		628
Average weekly volume	$276		$85		$95		$134

	12 Weeks Ended March 22, 2016
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$38,343	100.0%	$18,901	100.0%	$23,950	100.0%	$81,194	100.0%
Costs and expenses:
Cost of sales	11,397	29.7%	5,566	29.4%	6,255	26.1%	23,218	28.6%
Restaurant operating expenses:
Labor	9,124	23.8%	5,529	29.3%	7,995	33.4%	22,648	27.9%
Operating expenses	3,930	10.2%	2,702	14.3%	3,091	12.9%	9,723	12.0%
Occupancy	2,561	6.7%	1,198	6.3%	2,496	10.4%	6,255	7.7%
Restaurant operating expenses	15,615	40.7%	9,429	49.9%	13,582	56.7%	38,626	47.6%
Marketing and advertising costs	618	1.6%	358	1.9%	345	1.4%	1,321	1.6%
Restaurant-level EBITDA	$10,713	27.9%	$3,548	18.8%	$3,768	15.7%	$18,029	22.2%

Restaurant operating weeks	144		216		240		600
Average weekly volume	$266		$88		$100		$135

Revenues. Consolidated revenues increased $2.7 million, or 3.3%, to $83.9 million in the first quarter of fiscal 2017 from $81.2 million in the first quarter of fiscal 2016. This increase was due to 28 net additional operating weeks in the first quarter of 2017, resulting from four new restaurant openings over the past four quarters. This increase was partially offset by decreased revenue at our comparable restaurants, the temporary closure of the King of Prussia Sullivan’s restaurant, and decreased traffic at the Indianapolis and Wilmington Sullivan’s restaurants due to remodel work. These three Sullivan’s locations were removed from the comparable restaurant base for the first quarter of 2017 as they were either fully or partially closed for a significant portion of the quarter. Comparable restaurant sales decreased 0.2% for the first quarter of fiscal 2017, driven by a 0.8%  decrease in average check,  partially offset by a 0.6% increase in customer counts. During the first quarter of 2017, comparable restaurant sales experienced a 50 basis point negative impact from three restaurants in a region that we believe was impacted by challenges in the energy industry.

Del Frisco’s revenues increased $1.4 million, or 3.7%, to $39.8 million in the first quarter of fiscal 2017 from $38.3 million in the first quarter of fiscal 2016.  This increase was primarily due to increased average weekly sales at the relocated Dallas and Orlando Del Frisco’s restaurants. This increase was partially offset by a  0.5% decrease in comparable restaurant sales,  comprised of a 1.2%  decrease in customer counts, partially offset by a 0.7%  increase in average check.

Sullivan’s revenues decreased $1.1 million, or 5.9%, to $17.8 million in the first quarter of fiscal 2017 from $18.9 million in the first quarter of fiscal 2016. The decrease in revenues was primarily due to the loss of 8 operating weeks due to the temporary closure of the King of Prussia Sullivan’s restaurant, and decreased traffic at the Indianapolis and Wilmington Sullivan’s restaurants due to remodel work. This decrease was partially offset by a 1.1% increase in comparable restaurant sales, comprised of a 1.9% increase in customer counts, partially offset by a 0.8% decrease in average check.

Grille revenues increased $2.4 million, or 10.0%, to $26.3 million in the first quarter of fiscal 2017 from $23.9 million in the first quarter of fiscal 2016. This increase was primarily due to 36 additional operating weeks provided by three new restaurant openings  over the past four quarters.  This increase was partially offset by a 0.9% decrease in comparable restaurant sales,  comprised a 2.0% decrease in average check,  partially offset by a 1.1%  increase in customer counts.

Cost of Sales. Consolidated cost of sales increased $0.6 million, or 2.4%, to $23.8 million in the first quarter of fiscal 2017 from $23.2 million in the first quarter of fiscal 2016. This increase was primarily due to a net additional 28 operating weeks in the first quarter of 2017, as discussed above. As a percentage of consolidated revenues, consolidated cost of sales decreased to 28.3% during the first quarter of fiscal 2017 from 28.6% in the first quarter of fiscal 2016.

As a percentage of revenues, Del Frisco’s cost of sales decreased to 29.6% during the first quarter of fiscal 2017 from 29.7% in the first quarter of fiscal 2016. This decrease in cost of sales, as a percentage of revenues, was primarily due to decreased beef costs.

As a percentage of revenues, Sullivan’s  cost of sales increased to 29.5% during the first quarter of fiscal 2017 from 29.4% in the first quarter of fiscal 2016. This increase in cost of sales, as a percentage of revenues, was primarily due to increased liquor, beer, and wine costs.

As a percentage of revenues, Grille cost of sales decreased to 25.6% during the first quarter of fiscal 2017 from 26.1% in the first quarter of fiscal 2016.  This decrease in cost of sales, as a percentage of revenues, was primarily due to decreased wine costs.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $2.2 million, or 5.8%, to $40.9 million in the first quarter of fiscal 2017 from $38.6 million in the first quarter of fiscal 2016.  This increase was primarily due to a net additional 28 operating weeks in the first quarter of 2017, as discussed above. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 48.7% in the first quarter of fiscal 2017 from 47.6% in the first quarter of fiscal 2016.

As a percentage of revenues, Del Frisco’s restaurant operating expenses increased to 42.0% during the first quarter of fiscal 2017 from 40.7% during the first quarter of fiscal 2016.  This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher labor and benefits costs and occupancy costs,  as well as the deleveraging effect of certain fixed and semi-variable costs in relation to reduced comparable sales in certain restaurants.

As a percentage of revenues, Sullivan’s restaurant operating expenses decreased to 49.0% during the first quarter of fiscal 2017 from 49.9% in the first quarter of fiscal 2016. This decrease in restaurant operating expenses, as a percentage of revenues, was primarily due to lower occupancy costs, partially offset by higher labor and benefits costs.

As a percentage of revenues, Grille restaurant operating expenses increased to 58.6% during the first quarter of fiscal 2017 from 56.7% in the first quarter of fiscal 2016. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher labor and benefits costs,  higher other operating expenses, and higher occupancy costs.

Marketing and Advertising Costs. Consolidated marketing and advertising costs remained constant at $1.3 million in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. As a percentage of consolidated revenues, consolidated marketing and advertising costs decreased to 1.5% in the first quarter of fiscal 2017 from 1.6% in the first quarter of fiscal 2016.

As a percentage of revenues, Del Frisco’s marketing and advertising costs decreased to 1.5% during the first quarter of fiscal 2017 from 1.6% in the first quarter of fiscal 2016. Marketing and advertising costs, as a percentage of revenues, decreased primarily due to lower broadcast media and other marketing costs.

As a percentage of revenues, Sullivan’s marketing and advertising costs decreased to 1.8% during the first quarter of fiscal 2017 from 1.9% in the first quarter of fiscal 2016. Marketing and advertising costs, as a percentage of revenues, decreased primarily due to lower broadcast media and other marketing costs.

As a percentage of revenues, Grille marketing and advertising costs increased to 1.5% during the first quarter of fiscal 2017 compared to 1.4% in the first quarter of fiscal 2016.  The increase in marketing and advertising costs, as a percentage of revenues, was primarily due to higher digital advertising costs.

Pre-opening Costs. Pre-opening costs increased by $0.3 million to $0.4 million in the first quarter of fiscal 2017 from $0.1 million in the first quarter of fiscal 2016 due primarily the timing of new restaurants under construction versus the prior year comparable period. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.

General and Administrative Costs. General and administrative costs increased to $6.3 million  in the first quarter of fiscal 2017 from $5.8 million in the first quarter of fiscal 2016. As a percentage of revenues, general and administrative costs increased to  7.5% in the first quarter of fiscal 2017 compared to 7.1% in the first quarter of fiscal 2016. General and administrative costs are expected to increase as a result of costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.

Consulting Project Costs. Consulting project costs were $2.0 million in the first quarter of 2017. These costs are primarily related to consumer insight research supporting the Grille restaurants and are expected to continue through the second quarter of 2017, with the majority of expected expenses occurring during the first quarter of 2017. No such costs were incurred in the first quarter of fiscal 2016.

Depreciation and Amortization. Depreciation  and amortization increased $0.5 million, or 12.4%, to $4.8 million in the first quarter of fiscal 2017 from $4.3 million in the first quarter of fiscal 2016. The increase in depreciation and amortization expense primarily resulted from restaurant openings and remodeled restaurants over the past five quarters.

Income Tax Expense. The effective income tax rate for the first quarter of fiscal 2017 was 24.7% compared to 31.1% for the first quarter of fiscal 2016. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses.

Liquidity and Capital Resources

Our principal liquidity requirements are our lease obligations and capital expenditure needs. We expect to finance our operations for at least the next several years, including costs of opening currently planned new restaurants, through cash provided by operations and borrowings available under our credit facility. However, we cannot be sure that these sources will be sufficient to finance our operations, and we may seek additional financing in the future. As of March 21, 2017, we had cash and cash equivalents of approximately $8.7 million.

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

The following table presents a summary of our cash flows for the 12 weeks ended March 21, 2017 and March 22, 2016 (in thousands):

	12 Weeks Ended
	March 21,	March 22,
	2017	2016
Net cash provided by operating activities	$9,079	$5,265
Net cash used in investing activities	(11,945)	(4,028)
Net cash used in financing activities	(3,029)	(4,360)
Net change in cash and cash equivalents	$(5,895)	$(3,123)

Operating Activities. Net cash flows provided by operating activities increased $3.8 million during the 12 weeks ended March 21, 2017 as compared to the 12 weeks ended March 22, 2016, primarily due to a $4.9 million increase in cash related to accounts payable, a $2.1 million increase in cash related to deferred rent obligations, and a $1.7 million increase in cash related to prepaid expenses and other assets,  partially offset by a $2.1 million decrease in net income, a $2.4 million decrease in cash related to other liabilities, and a $0.5 million decrease in cash related to the amortization of deferred lease incentives.

Investing Activities. Net cash used in investing activities for the 12 weeks ended March 21, 2017 was $11.9 million, consisting primarily of purchases of property and equipment. The property and equipment purchases primarily related to construction in progress of one Del Frisco’s restaurant and one Grille restaurant and remodel activity of existing restaurants.  Net cash used in investing activities for the 12 weeks ended March 22, 2016 was $4.0 million, consisting primarily of purchases of property and equipment. These purchases primarily related to construction of one Del Frisco’s restaurant and one Grille restaurant in progress at the end of the period and remodel activity of existing restaurants.

Financing Activities. Net cash used in financing activities for the 12 weeks ended March 21, 2017 was $3.0 million, which was primarily due to $25.1 million of treasury stock repurchases, partially offset by $22.0 million in proceeds from our credit facility.  Net cash used in financing activities for the 12 weeks ended March 22, 2016 was  $4.4 million, primarily related to $4.5 million of payments on the outstanding balance under our credit facility.

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

Common Stock Repurchase Program. On February 15, 2017, our Board of Directors modified our existing stock repurchase program, which was initially approved on October 14, 2014 (the “2014 Repurchase Program”), authorizing the Company to repurchase up to $50 million of its common stock from that date forward. Under the 2014 Repurchase Program, we may from time to time purchase our outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The 2014 Repurchase Program does not obligate us to repurchase any dollar amount or number of shares. As of March 21, 2017, we had repurchased 1,974,806 shares of our common stock at an aggregate cost of approximately $32.9 million since the inception of the 2014 Repurchase Program.

We repurchased 1,482,592 shares of our common stock at an aggregate cost of approximately $25.1 million during the 12 weeks ended March 21, 2017.

Off-Balance Sheet Arrangements

At March 21, 2017 and December 27, 2016, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies

There have been no material changes to the critical accounting policies from what was previously reported in the 2016 10-K. The effects of new accounting pronouncements are discussed in Note 1,  Business and Basis of Presentation in the notes to our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings available under our credit facility, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. As of March 21, 2017, there was $22.0 million of outstanding borrowings on the Company’s credit facility. Holding other variables constant, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $10,000 per $1.0 million of outstanding debt.

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

Inflation

Over the past five years, inflation has not significantly affected our operations. However, the impact of inflation on labor, food and occupancy costs could, in the future, significantly affect our operations. We pay many of our tipped employees hourly rates related to the applicable federal or state minimum wage. Food costs as a percentage of revenues have been somewhat stable due to procurement efficiencies and menu price adjustments, although no assurance can be made that our procurement will continue to be efficient or that we will be able to raise menu prices in the future. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe that our current strategy, which is to seek to maintain operating margins through a combination of menu price increases, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices, has been an effective tool for dealing with inflation. There can be no assurance, however, that future inflationary or other cost pressures will be effectively offset by this strategy.

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

There have been no material changes from our risk factors as previously reported in our 2016 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 15, 2017, our Board of Directors modified the 2014 Repurchase Program, which was initially approved on October 14, 2014, authorizing the Company to repurchase up to $50 million of its common stock from that date forward. Under the 2014 Repurchase Program, we may from time to time purchase our outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The 2014 Repurchase Program does not obligate us to repurchase any dollar amount or number of shares. As of March 21, 2017, we had repurchased 1,974,806 shares of our common stock at an aggregate cost of approximately $32.9 million since the inception of the 2014 Repurchase Program.

Common stock repurchase activity during the 12 weeks ended March 21, 2017

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

December 28, 2016 - January 24, 2017	—	$—	—	$17,177,000
January 25 - February 21, 2017	—	$—	—	$50,000,000
February 22 - March 21, 2017	1,482,592	$16.93	1,482,592	$24,903,386
Total	1,482,592	$16.93	1,482,592	$24,903,386

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Fourth Amendment to Loan Agreement, dated as of April 21, 2017, among the Company and JPMorgan Chase Bank, N.A.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 25, 2017

Del Frisco’s Restaurant Group, Inc.

By:	/s/ Norman J. Abdallah
Norman J. Abdallah
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Thomas J. Pennison, Jr.
Thomas J. Pennison, Jr.
Chief Financial Officer (Principal Financial Officer)