Form 10-Q
period 2017-06-13
Del Frisco's Restaurant Group, Inc.
filed 2017-07-21
CIK 1415301

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 13, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.    Yes   ☐     No   ☒
As of July 20, 2017, the latest practicable date, 21,127,754 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

Table of Contents:

PART I
FINANCIAL INFORMATION
Item 1.        Financial Statements
DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets—Unaudited
(Dollars in thousands, except per share data)
໿

	June 13, 2017	December 27, 2016

Assets
Current assets:
Cash and cash equivalents	$2,145	$14,622
Inventory	16,225	16,400
Income taxes receivable	969	3,599
Lease incentives receivable	3,988	4,025
Prepaid expenses and other assets	5,476	8,034
Total current assets	28,803	46,680
Property and equipment, net of accumulated depreciation of $94,409 and $88,190 at June 13, 2017 and December 27, 2016, respectively	208,045	195,992
Goodwill	75,365	75,365
Intangible assets, net	37,364	37,409
Other assets	14,079	15,336
Total assets	$363,656	$370,782

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,486	$12,791
Deferred revenue	13,835	18,735
Sales tax payable	2,196	2,531
Accrued payroll	6,433	7,359
Current portion of deferred rent obligations	3,836	4,225
Other current liabilities	5,489	5,435
Total current liabilities	42,275	51,076
Long-term debt	22,750	—
Deferred rent obligations	41,672	37,697
Deferred income taxes	17,311	18,189
Other liabilities	16,231	17,454
Total liabilities	140,239	124,416
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at June 13, 2017 or December 27, 2016	—	—
Common stock, $0.001 par value, 190,000,000 shares authorized, 24,325,979 shares issued and 21,602,050 shares outstanding at June 13, 2017 and 24,234,909 shares issued and 23,272,274 shares outstanding at December 27, 2016	24	24
Treasury stock at cost: 2,723,929 and 962,635 shares at June 13, 2017 and December 27, 2016, respectively	(47,763)	(17,823)
Additional paid in capital	144,916	143,325
Retained earnings	126,240	120,840
Total stockholders' equity	223,417	246,366
Total liabilities and stockholders' equity	$363,656	$370,782
See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income—Unaudited
(Dollars in thousands, except per share data)

໿

	12 Weeks Ended		24 Weeks Ended
	June 13, 2017	June 14, 2016	June 13, 2017	June 14, 2016
Revenues	$82,301	$79,916	$166,191	$161,110
Costs and expenses:
Costs of sales	23,433	22,637	47,214	45,855
Restaurant operating expenses	40,388	38,017	81,280	76,643
Marketing and advertising costs	1,618	2,133	2,918	3,454
Pre-opening costs	1,619	591	2,008	685
General and administrative costs	5,921	6,030	12,076	11,780
Consulting project costs	597	—	2,633	—
Reorganization severance	563	—	719	—
Lease termination and closing costs	540	20	538	41
Depreciation and amortization	4,997	4,163	9,813	8,448
Total costs and expenses	79,676	73,591	159,199	146,906
Insurance settlements	308	—	348	—
Operating income	2,933	6,325	7,340	14,204
Other income (expense), net:
Interest, net of capitalized interest	(9)	(24)	(19)	(55)
Other	(10)	(5)	(11)	(5)
Income before income taxes	2,914	6,296	7,310	14,144
Income tax expense	824	1,852	1,910	4,289
Net income	$2,090	$4,444	$5,400	$9,855

Basic earnings per common share	$0.10	$0.19	$0.24	$0.42
Diluted earnings per common share	$0.09	$0.19	$0.24	$0.42

Shares used in computing earnings per common share:
Basic	21,722,126	23,349,718	22,390,745	23,332,397
Diluted	22,060,927	23,436,983	22,719,891	23,418,735

Comprehensive income	$2,090	$4,444	$5,400	$9,855

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity—Unaudited
(Dollars in thousands)

໿

	Common Stock		Additional Paid In Capital	Treasury Stock	Retained Earnings
	Shares	Par Value				Total

Balance at December 27, 2016	23,272,274	$24	$143,325	$(17,823)	$120,840	$246,366
Net income	—	—	—	—	5,400	5,400
Share-based compensation costs	—	—	1,327	—	—	1,327
Stock option exercises	52,327	—	447	—	—	447
Shares issued under stock compensation plan, net of shares withheld for tax effects	38,743	—	(183)	—	—	(183)
Treasury stock purchases	(1,761,294)	—	—	(29,940)	—	(29,940)
Balance at June 13, 2017	21,602,050	$24	$144,916	$(47,763)	$126,240	$223,417

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows—Unaudited
(Dollars in thousands)
໿

	24 Weeks Ended
	June 13, 2017	June 14, 2016
Cash flows from operating activities:
Net income	$5,400	$9,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,813	8,448
Loss on disposal of restaurant property	13	—
Loan cost amortization	3	1
Equity based compensation	1,327	1,386
Deferred income taxes	(878)	(18)
Amortization of deferred lease incentives	(158)	(496)
Changes in operating assets and liabilities:
Inventory	175	1,115
Prepaid expenses and other assets	5,281	3,286
Insurance settlement	594	—
Accounts payable	(2,947)	(4,733)
Income taxes	2,630	1,172
Deferred rent obligations	(172)	(1,469)
Deferred revenue	(4,900)	(4,080)
Other liabilities	(1,106)	3,096
Net cash provided by operating activities	15,075	17,563

Cash flows from investing activities:
Purchase of trade name	—	(400)
Insurance settlement for property and equipment	535	—
Purchases of property and equipment	(21,192)	(13,263)
Other investing activities	31	—
Net cash used in investing activities	(20,626)	(13,663)
Cash flows from financing activities:
Proceeds from long-term debt	22,750	—
Net payments of credit facility	—	(4,500)
Purchases of treasury stock	(29,940)	—
Cash settlement for share-based awards	(183)	(81)
Proceeds from exercise of stock options	447	140
Net cash used in financing activities	(6,926)	(4,441)

Net change in cash and cash equivalents	(12,477)	(541)
Cash and cash equivalents at beginning of period	14,622	5,176
Cash and cash equivalents at end of period	$2,145	$4,635

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$70	$54
Income taxes	$406	$3,203
Non cash investing and financing activities:
Capital expenditures included in accounts payable at end of period	$1,610	$183
Acquisition of trade name financed by current liabilities	$—	$200
See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited
໿

1. BUSINESS AND BASIS OF PRESENTATION

As of June 13, 2017, Del Frisco’s Restaurant Group, Inc. ("we," "us," "our," or the “Company”) owned and operated 52 restaurants under the concept names of Del Frisco’s Double Eagle Steak House (“Del Frisco’s”), Sullivan’s Steakhouse (“Sullivan’s”), and Del Frisco’s Grille (“Grille”). Of the 52 restaurants we operated at the end of the period covered by this report, there were 13 Del Frisco’s restaurants, 16 Sullivan’s restaurants and 23 Grille restaurants in operation in 23 states and the District of Columbia.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the 12 weeks ended June 13, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2017. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2016 filed with the SEC on February 28, 2017 (the “2016 10-K”).

We operate on a 52- or 53-week fiscal year ending the last Tuesday in December. The fiscal quarters ended June 13, 2017 and June 14, 2016 each contained 12 weeks and are referred to herein as the second quarter of 2017 and the second quarter of 2016, respectively. Fiscal 2017 will be a 52-week fiscal year as was fiscal 2016.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers which will supersede Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. In August 2015, the FASB deferred the effective date of this new standard by one year. The FASB later issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations, in March 2016, ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing, in April 2016, ASU 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients, in May 2016, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, in December 2016, all of which further clarified aspects of Topic 606. A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on an amount that depicts the consideration to which the entity expects to be entitled in exchange for each of those goods and services. For a contract that involves more than one performance obligation, the entity must (a) determine or, if necessary, estimate the standalone selling price at inception of the contract for the distinct goods or services underlying each performance obligation and (b) allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices. In addition, under the new guidance, an entity should recognize revenue when (or as) it satisfies each performance obligation under the contract by transferring the promised good or service to the customer. A good or service is deemed transferred when (or as) the customer obtains control of that good or service. The new standard permits the use of either the retrospective or cumulative effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted, but no earlier than fiscal years beginning after December 16, 2016. We have elected to adopt these ASUs using the retrospective method. The primary items affected by these ASUs are our loyalty program liability and the breakage income associated with our gift card program, however we do not expect the adoption of these ASUs to have a material effect on our consolidated financial statements, as our current accounting policies are consistent with the new revenue recognition standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. ASU 2016-02 will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the potential impact of ASU 2016-02 on our consolidated financial statements, however we have preliminarily determined that this ASU will significantly impact the accounting of all of our real estate leases, and have a material effect on on our consolidated balance sheets. We expect to adopt ASU 2016-02 using the required modified retrospective transition method at the beginning of fiscal 2019.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting. The FASB issued this ASU as part of its Simplification Initiative. The amendments in this ASU affect all entities that issue share-based payment awards to their employees. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. Specifically, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The threshold to qualify for equity classifications permits withholding up to the maximum statutory tax rates in the applicable jurisdiction. Cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. Under ASU 2016-09, to the extent that the related compensation ultimately recognized for tax purposes exceeds the book expense, a permanent benefit will be recorded to income tax expense and through the effective tax rate for the excess benefit. Where the tax expense recognized is less than book, the shortfall is charged to income tax expense. Under the new guidance, entities can estimate forfeitures or recognize forfeitures when they occur. We have historically estimated forfeitures at the grant date and trued them up when vesting events occur. In addition, the simplification of ASU 2016-09 allows us to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction. We adopted ASU 2016-09 on December 28, 2016, and the impact on our consolidated financial statements was immaterial for the first two quarters of 2017.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. This ASU is intended to clarify the presentation of cash receipts and payments in specific situations. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted. We are currently assessing the impact of this ASU on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which removes the second step of the goodwill impairment test and requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2019, and early application is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently assessing the impact of the adoption of this ASU on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarity and reduces complexity when an entity has changes to the terms or conditions of a share-based payment award, and when an entity should apply modification accounting. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted for interim or annual periods. We are currently assessing the impact of the adoption of this ASU on our consolidated financial statements.

2. EARNINGS PER SHARE

Basic earnings per share (“EPS”) data is computed based on the weighted average number of shares of common stock outstanding during the periods. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the 12 weeks ended June 13, 2017 excludes 55,064 shares of restricted stock, and options to purchase 484,690 shares of common stock, which were outstanding during the period, but were antidilutive. Diluted EPS for the 24 weeks ended June 13, 2017 excludes 116,796 shares of restricted stock and options to purchase 523,449 shares of common stock, which were outstanding during the period, but were antidilutive. Diluted EPS for the 12 weeks ended June 14, 2016 excludes 189,054 shares of restricted stock and options to purchase 634,177 shares of common stock, which were outstanding during the period but were antidilutive. Diluted EPS for the 24 weeks ended June 14, 2016 excludes 130,729 shares of restricted stock and options to purchase 643,923 shares of common stock, which were outstanding during the period but were antidilutive. The following table details our basic and diluted earnings per common share calculation (dollars in thousands, except per share data):
໿

	12 Weeks Ended		24 Weeks Ended
	June 13, 2017	June 14, 2016	June 13, 2017	June 14, 2016
Net income	$2,090	$4,444	$5,400	$9,855
Shares:
Weighted average number of common shares outstanding	21,722,126	23,349,718	22,390,745	23,332,397
Dilutive shares	338,801	87,265	329,146	86,338
Total Diluted Shares	22,060,927	23,436,983	22,719,891	23,418,735

Basic earnings per common share	$0.10	$0.19	$0.24	$0.42
Diluted earnings per common share	$0.09	$0.19	$0.24	$0.42

3. STOCK-BASED EMPLOYEE COMPENSATION

2012 Long-Term Equity Incentive Plan

On July 16, 2012, we adopted the Del Frisco’s Restaurant Group, Inc. 2012 Long-Term Equity Incentive Plan (the “2012 Plan”), which allows us to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for us. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Equity-based awards vest or become exercisable at various periods ranging from one to four years from the date of grant. The 2012 Plan has 2,232,800 shares of common stock authorized for issuance under the plan. There were 753,223 shares of common stock issuable upon exercise of outstanding options and 511,388 shares of unvested restricted stock outstanding at June 13, 2017 with 834,850 shares of common stock available for future grants.

The following table details our total share-based compensation cost, as well as where the costs were expensed (in thousands):
໿

	12 Weeks Ended		24 Weeks Ended
	June 13, 2017	June 14, 2016	June 13, 2017	June 14, 2016
Restaurant operating expenses	$61	$103	$134	$197
General and administrative costs	731	632	1,193	1,189
Total stock compensation cost	$792	$735	$1,327	$1,386

Restricted Stock and Restricted Stock Units

The following table summarizes restricted stock and restricted stock unit activity:
໿

	24 Weeks Ended June 13, 2017
	Shares	Weighted average grant date fair value	Aggregate intrinsic value ($000's)
Outstanding at beginning of period	345,519	$17.51
Granted	279,900	17.34
Vested	(49,081)	17.41
Forfeited	(64,950)	17.34
Outstanding at end of period	511,388	$17.42	$8,515

As of June 13, 2017, there was $4.1 million of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a period of approximately 2.5 years.

Stock Options

The following table summarizes stock option activity:

	24 Weeks Ended June 13, 2017
	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value ($000's)
Outstanding at beginning of period	927,675	$18.33
Exercised	(52,327)	13.00
Forfeited	(122,125)	21.22
Outstanding at end of period	753,223	$18.23	5.8 years	$981
Options exercisable at end of period	648,348	$17.73	5.7 years	$981

A summary of changes in and the status of non-vested stock options is presented below:
໿

	24 Weeks Ended
	June 13, 2017
	Shares	Weighted average grant-date fair value
Non-vested stock options at beginning of period	151,625	$8.44
Vested	(10,500)	7.85
Forfeited	(36,250)	8.51
Non-vested stock options at end of period	104,875	$8.48

As of June 13, 2017, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a period of approximately 0.5 years.

4. LONG-TERM DEBT

On October 15, 2012, we entered into a credit facility that, as last amended on May 24, 2017, provides for an unsecured credit facility with a credit commitment of $10.0 million, subject to increases in increments of $5.0 million, with a maximum amount of $50.0 million. The credit facility expires on October 15, 2019.  Borrowings under the credit facility bear interest, at our option, based on (i) LIBOR plus 1.50% or (ii) the prime rate as defined in the credit facility. We are required to pay a commitment fee equal to 0.25% per annum on the available but unused credit facility. The credit facility is guaranteed by certain of our subsidiaries. The credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA and minimum fixed charge coverage, both as defined in the credit agreement. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates.

As of June 13, 2017, there was $22.8 million of outstanding borrowings on the credit facility, and we had approximately $26 million of borrowings available, with $1.2 million in outstanding letters of credit commitments. As of December 27, 2016, there were no outstanding borrowings on the credit facility and $1.2 million in outstanding letters of credit.  The increase in borrowings under the credit facility during the first two quarters of 2017 related to our share repurchase activities during the period. We were in compliance with all of the financial debt covenants as of June 13, 2017 and December 27, 2016.

5. INCOME TAXES

The effective income tax rate for the 12 weeks ended June 13, 2017 was 28.3%, compared to 29.4% for the 12 weeks ended June 14, 2016. The effective income tax rate for the 24 weeks ended June 13, 2017 was 26.1%, compared to 30.3% for the 24 weeks ended June 14, 2016. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses.

6. FAIR VALUE MEASUREMENT

Under GAAP, we are required to measure certain assets and liabilities at fair value, or to disclose the fair value of certain assets and liabilities recorded at cost. Pursuant to these fair value measurement and disclosure requirements, fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value is calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities includes consideration of non-performance risk, including our own credit risk. Each fair value measurement is reported in one of the following three levels:
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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis at June 13, 2017 and December 27, 2016, respectively (in thousands):
໿

	Fair Value Measurements
	Level	June 13, 2017	December 27, 2016
Deferred compensation plan investments (included in Other assets)	2	$13,831	$15,054
Deferred compensation plan liabilities (included in Other liabilities)	2	$14,192	$15,212

There were no transfers among levels within the fair-value hierarchy during the first two quarters of fiscal 2017 and fiscal 2016. The carrying value of our cash and cash equivalents, receivables and accounts payable approximate fair value due to their short-term nature. The fair value of the credit facility approximates its carrying value since it is a variable rate credit facility (Level 2).

7. SEGMENT REPORTING

We operate the Del Frisco’s, Sullivan’s, and Grille brands as operating segments. The restaurant concepts operate solely in the U.S. within the full-service dining industry, providing similar products to similar customers. Sales from external customers are derived principally from food and beverage sales, and we do not rely on any major customers as a source of sales. The restaurant concepts also possess similar economic characteristics, resulting in similar long-term expected financial performance characteristics. However, as Del Frisco’s restaurants typically have higher revenues, driven by their larger physical presence and higher average check, the Del Frisco’s, Sullivan’s, and Grille operating segments have varying operating income and restaurant-level EBITDA margins due to the leveraging of higher revenues on certain fixed operating costs such as management labor, rent, utilities, and building maintenance.

The following tables present information about reportable segments (in thousands):

	12 Weeks Ended June 13, 2017
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$40,194	$15,620	$26,487	$—	$82,301
Restaurant-level EBITDA	10,909	2,102	3,851	—	16,862
Capital expenditures	2,588	2,457	5,065	33	10,143
Property and equipment	122,925	52,179	124,784	2,566	302,454

	12 Weeks Ended June 14, 2016
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$37,945	$17,575	$24,396	$—	$79,916
Restaurant-level EBITDA	10,692	2,642	3,795	—	17,129
Capital expenditures	3,898	388	4,356	40	8,682
Property and equipment	109,652	48,156	104,997	2,498	265,303

	24 Weeks Ended June 13, 2017
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$79,955	$33,402	$52,834	$—	$166,191
Restaurant-level EBITDA	21,607	5,559	7,613	—	34,779
Capital expenditures	7,063	6,373	8,352	140	21,928
Property and equipment	122,925	52,179	124,784	2,566	302,454

	24 Weeks Ended June 14, 2016
	Del Frisco's	Sullivan's	Grille	Corporate	Consolidated
Revenues	$76,288	$36,476	$48,346	$—	$161,110
Restaurant-level EBITDA	21,405	6,190	7,563	—	35,158
Capital expenditures	5,182	596	5,626	47	11,451
Property and equipment	109,652	48,156	104,997	2,498	265,303

In addition to using consolidated results in evaluating our performance and allocating our resources, our chief operating decision maker uses restaurant-level EBITDA, which is not a measure defined by GAAP. Management also uses restaurant-level EBITDA to gauge the overall profitability of our core restaurant operations and believes this information is therefore also useful to investors. Restaurant-level EBITDA on a consolidated basis should not be considered a substitute for, or superior to, net income, which is calculated in accordance with GAAP, and the reconciliations to net income set forth below should be carefully evaluated.

We define restaurant-level EBITDA as income before income taxes, other income (expenses), net, pre-opening costs, general and administrative costs, consulting project costs, reorganization severance costs, lease termination and closing costs, depreciation and amortization, and insurance settlements. Pre-opening costs are excluded because they vary in timing and magnitude and are not related to the health of ongoing operations. General and administrative costs are only included in our consolidated financial results as they are generally not specifically identifiable to individual operating segments as these costs relate to supporting all of the our restaurant operations of and the extension of our concepts into new markets. Lease termination and closing costs, consulting project costs, reorganization severance costs, depreciation and amortization, and insurance settlements are excluded because they are not ongoing controllable cash expenses, and they are not related to the health of ongoing operations. Property and equipment is the only balance sheet measure used by our chief operating decision maker in allocating resources.

The following table reconciles net income to restaurant-level EBITDA (in thousands):

	12 Weeks Ended		24 Weeks Ended
	June 13, 2017	June 14, 2016	June 13, 2017	June 14, 2016

Net income	$2,090	$4,444	$5,400	$9,855
Income tax expense	824	1,852	1,910	4,289
Net income before income taxes	2,914	6,296	7,310	14,144
Interest expense, net of capitalized interest	9	24	19	55
Other	10	5	11	5
Operating income	2,933	6,325	7,340	14,204
Pre-opening costs	1,619	591	2,008	685
General and administrative costs	5,921	6,030	12,076	11,780
Consulting project costs	597	—	2,633	—
Reorganization severance	563	—	719	—
Lease termination and closing costs	540	20	538	41
Depreciation and amortization	4,997	4,163	9,813	8,448
Insurance settlements	(308)	—	(348)	—
Restaurant-level EBITDA	$16,862	$17,129	$34,779	$35,158

8. COMMITMENTS AND CONTINGENCIES

We are subject to various claims, possible legal actions, and other matters arising out of the normal course of business. While it is not possible to predict the outcome of these issues, management is of the opinion that adequate provision for potential losses has been made in the accompanying condensed consolidated financial statements and that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

At June 13, 2017 and December 27, 2016, we had outstanding letters of credit of $1.2 million, which were drawn on our credit facility (see Note 4,  Long-Term Debt). The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions.

9. RELATED PARTY TRANSACTIONS

On March 10, 2017, we purchased 1,200,000 shares of our common stock for $20.3 million from Fidelity National Financial, Inc. (“Fidelity”). Fidelity was considered a related party to us at the time of the transaction due to the level of ownership interest in us. After this transaction, Fidelity’s ownership interest no longer qualifies it as a related party.

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
Overview
Del Frisco’s Restaurant Group develops, owns and operates three contemporary, high-end, complementary restaurants: Del Frisco’s Double Eagle Steak House, or Del Frisco’s, Sullivan’s Steakhouse, or Sullivan’s, and Del Frisco’s Grille, or the Grille. As of the end of the period covered by this report, we operated 52 restaurants in 23 states and the District of Columbia. Of these 52, there were 13 Del Frisco’s restaurants, 16 Sullivan’s restaurants and 23 Grille restaurants.
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

໿

•
Grow Existing Revenue. We will continue to pursue opportunities to increase the sales at our existing restaurants, pursue targeted local marketing efforts and evaluate operational initiatives, including growth in private dining, designed to increase restaurant unit volumes.

໿

•
Maintain Margins Throughout Our Growth. We will continue to aggressively protect our margins using economies of scale, including marketing and purchasing synergies between our concepts and leveraging our corporate infrastructure as we continue to open new restaurants.

In general, we believe there are opportunities to open four to six restaurants annually with our current resources and capabilities. It is our strategy to allocate capital for growth based on returns in each of our brands. As Del Frisco’s has attractive returns which are the highest in our portfolio, it is our intention to accelerate the pace of growth of that brand, and we expect to open at least two Del Frisco’s per year and potentially more as our pipeline strengthens and our capabilities increase. We have slowed growth of the Grille while we test findings from the consumer insights research we have conducted. We still expect to open at least two Grilles per year, and that number could rise if these tests are successful and returns increase. For the Sullivan’s brand, our plan is to adopt a “capital light” approach through franchising and re-franchising. We expect to open one company-owned unit as a prototype unit in 2019. During the second quarter of 2017, we opened a Del Frisco's in Plano, Texas, and near the beginning of the third quarter of 2017, we opened a Grille restaurant in New York City, New York.  We do not expect to open any other restaurants prior to the end of 2017.

Performance Indicators. We use the following key metrics in evaluating the performance of our restaurants:

•
Comparable Restaurant Sales.  We consider a restaurant to be comparable during the first full fiscal quarter following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time, and also reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 43 and 40 restaurants at June 13, 2017 and June 14, 2016, respectively.

໿

•
Average Check. Average check is calculated by dividing total restaurant sales by customer counts for a given time period. Average check is influenced by menu prices and menu mix. Management uses this indicator to analyze trends in customers’ preferences, the effectiveness of menu changes and price increases and per customer expenditures.

໿

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

໿

•	Customer Counts. Customer counts are measured by the number of entrées ordered at our restaurants over a given time period.
໿

•
Restaurant-Level EBITDA Margin. Restaurant-level EBITDA margin, a non-GAAP financial measure, represents income before income taxes, other income (expenses), net, pre-opening costs, general and administrative costs, consulting project costs, reorganization severance costs, lease termination and closing costs, depreciation and amortization, and insurance settlements as a percentage of revenues. By monitoring and controlling our restaurant-level EBITDA margins, we can gauge the overall profitability of our core restaurant operations. See Note 7, Segment Reporting in the notes to our condensed consolidated financial statements for additional information on restaurant-level EBITDA.

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

Results of Operations
The following table shows our operating results (in thousands), as well as our operating results as a percentage of revenues.

	12 Weeks Ended				24 Weeks Ended
	June 13, 2017		June 14, 2016		June 13, 2017		June 14, 2016
Revenues	$82,301	100.0%	$79,916	100.0%	$166,191	100.0%	$161,110	100.0%
Costs and expenses:
Costs of sales	23,433	28.5	22,637	28.3	47,214	28.4	45,855	28.5
Restaurant operating expenses	40,388	49.1	38,017	47.6	81,280	48.9	76,643	47.6
Marketing and advertising costs	1,618	2.0	2,133	2.7	2,918	1.8	3,454	2.1
Pre-opening costs	1,619	2.0	591	0.7	2,008	1.2	685	0.4
General and administrative costs	5,921	7.2	6,030	7.5	12,076	7.3	11,780	7.3
Consulting project costs	597	0.7	—	—	2,633	1.6	—	—
Reorganization severance	563	0.7	—	—	719	0.4	—	—
Lease termination and closing costs	540	0.7	20	—	538	0.3	41	—
Depreciation and amortization	4,997	6.1	4,163	5.2	9,813	5.9	8,448	5.2
Total costs and expenses	79,676	96.8	73,591	92.1	159,199	95.8	146,906	91.2
Insurance settlements	308	0.4	—	—	348	0.2	—	—
Operating income	2,933	3.6	6,325	7.9	7,340	4.4	14,204	8.8
Other income (expense), net:
Interest, net of capitalized interest	(9)	—	(24)	—	(19)	—	(55)	—
Other	(10)	—	(5)	—	(11)	—	(5)	—
Income before income taxes	2,914	3.5	6,296	7.9	7,310	4.4	14,144	8.8
Income tax expense	824	1.0	1,852	2.3	1,910	1.1	4,289	2.7
Net income	$2,090	2.5%	$4,444	5.6%	$5,400	3.2%	$9,855	6.1%
Fiscal Quarter Ended June 13, 2017 (12 weeks) Compared to the Fiscal Quarter Ended June 14, 2016 (12 weeks)
The following tables show our operating results (in thousands) by segment and on a consolidated basis, as well as our operating results as a percentage of revenues, for the 12 weeks ended June 13, 2017 and June 14, 2016. The tables below include Restaurant-level EBITDA, a non-GAAP measure. See Note 7, Segment Reporting in the notes to our condensed consolidated financial statements for additional information on this metric, including a reconciliation to net income, the most directly comparable GAAP measure.
໿

	12 Weeks Ended June 13, 2017
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$40,194	100.0%	$15,620	100.0%	$26,487	100.0%	$82,301	100.0%
Costs and expenses:
Cost of sales	11,912	29.6	4,771	30.5	6,750	25.5	23,433	28.5
Restaurant operating expenses:
Labor	9,611	23.9	4,676	29.9	8,889	33.6	23,176	28.2
Operating expenses	4,234	10.5	2,274	14.6	3,534	13.3	10,042	12.2
Occupancy	2,808	7.0	1,360	8.7	3,002	11.3	7,170	8.7
Restaurant operating expenses	16,653	41.4	8,310	53.2	15,425	58.2	40,388	49.1
Marketing and advertising costs	720	1.8	437	2.8	461	1.7	1,618	2.0
Restaurant-level EBITDA	$10,909	27.1%	$2,102	13.5%	$3,851	14.5%	$16,862	20.5%

Restaurant operating weeks	150		202		276		628
Average weekly volume	$268		$77		$96		$131

	12 Weeks Ended June 14, 2016
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$37,945	100.0%	$17,575	100.0%	$24,396	100.0%	$79,916	100.0%
Costs and expenses:
Cost of sales	11,236	29.6	5,215	29.7	6,186	25.4	22,637	28.3
Restaurant operating expenses:
Labor	8,430	22.2	5,237	29.8	7,836	32.1	21,503	26.9
Operating expenses	4,395	11.6	2,612	14.9	3,266	13.4	10,273	12.9
Occupancy	2,371	6.2	1,289	7.3	2,581	10.6	6,241	7.8
Restaurant operating expenses	15,196	40.0	9,138	52.0	13,683	56.1	38,017	47.6
Marketing and advertising costs	821	2.2	580	3.3	732	3.0	2,133	2.7
Restaurant-level EBITDA	$10,692	28.2%	$2,642	15.0%	$3,795	15.6%	$17,129	21.4%

Restaurant operating weeks	144		216		240		600
Average weekly volume	$264		$81		$102		$133

Revenues. Consolidated revenues increased $2.4 million, or 3.0%, to $82.3 million in the second quarter of 2017 from $79.9 million in the second quarter of 2016. This increase was primarily due to 28 net additional operating weeks in the second quarter of 2017, resulting from five new restaurant openings over the past four quarters. This increase was partially offset by decreased revenue at our comparable restaurants, the closing of the Seattle, Washington and Houston, Texas Sullivan's restaurants and decreased traffic at the Indianapolis, Indiana Sullivan's restaurant due to remodel work. These three Sullivan’s locations were removed from the comparable restaurant base for the second quarter of 2017. Comparable restaurant sales decreased 2.2% for the second quarter of 2017 comprised of a 2.1% decrease in customer counts and a 0.1% decrease in average check.
Del Frisco’s revenues increased $2.2 million, or 5.9%, to $40.2 million in the second quarter of 2017 from $37.9 million in the second quarter of 2016.  This increase was primarily due to increased average weekly sales at the Orlando, Florida and the relocated Dallas, Texas Del Frisco’s restaurants, as well as an additional six operating weeks due to the opening of the Plano, Texas restaurant, partially offset by a decrease in comparable restaurant sales. Comparable restaurant sales decreased by 0.5%, comprised of a 2.3% decrease in customer counts and a 1.8% increase in average check.
Sullivan’s revenues decreased $2.0 million, or 11.1%, to $15.6 million in the second quarter of 2017 from $17.6 million in the second quarter of 2016. The decrease in revenues was primarily due to the loss of 14 operating weeks due to the closure of the Seattle, Washington and Houston, Texas Sullivan’s restaurants during the second quarter of 2017, decreased traffic at the Indianapolis, Indiana Sullivan’s restaurant due to remodel work, and a decrease in comparable restaurant sales. Comparable restaurant sales decreased by 5.2%, comprised of a 8.6% decrease in customer counts and a 3.4% increase in average check. The decrease in comparable restaurant sales was primarily due to eliminating lunch at selected Sullivan's restaurants during the second quarter of 2017.
Grille revenues increased $2.1 million, or 8.6%, to $26.5 million in the second quarter of 2017 from $24.4 million in the second quarter of 2016. This increase was primarily due to 36 additional operating weeks provided by three new restaurant openings over the past four quarters, partially offset by a decrease in comparable restaurant sales.  Comparable restaurant sales decreased by 3.2%, comprised of a 1.2% increase in customer counts and a 4.4% decrease in average check.
Cost of Sales. Consolidated cost of sales increased $0.8 million, or 3.5%, to $23.4 million in the second quarter of 2017 from $22.6 million in the second quarter of 2016. This increase was primarily due to a net additional 28 operating weeks in the second quarter of 2017, as discussed above. As a percentage of consolidated revenues, consolidated cost of sales increased to 28.5% during the second quarter of 2017 from 28.3% in the first quarter of 2016.
As a percentage of revenues, Del Frisco’s cost of sales remained at 29.6% during the second quarter of 2017 compared to the second quarter of 2016.
As a percentage of revenues, Sullivan’s cost of sales increased to 30.5% during the second quarter of 2017 from 29.7% in the second quarter of 2016. This increase in cost of sales, as a percentage of revenues, was primarily due to increased seafood, liquor, and beer costs.

As a percentage of revenues, Grille cost of sales increased to 25.5% during the second quarter of 2017 from 25.4% in the second quarter of 2016.  This increase in cost of sales, as a percentage of revenues, was primarily due to increased produce, liquor, and beer costs.
Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $2.4 million, or 6.2%, to $40.4 million in the second quarter of 2017 from $38.0 million in the second quarter of 2016. This increase was primarily due to a net additional 28 operating weeks in the second quarter of 2017, as discussed above. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 49.1% in the second quarter of 2017 from 47.6% in the second quarter of 2016.

As a percentage of revenues, Del Frisco’s restaurant operating expenses increased to 41.4% during the second quarter of 2017 from 40.0% during the second quarter of 2016.  This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher labor and benefits costs and higher occupancy costs.
As a percentage of revenues, Sullivan’s restaurant operating expenses increased to 53.2% during the second quarter of 2017 from 52.0% in the second quarter of 2016. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher labor and benefits costs and higher occupancy costs.
As a percentage of revenues, Grille restaurant operating expenses increased to 58.2% during the second quarter of 2017 from 56.1% in the second quarter of 2016. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher labor and benefits costs and higher occupancy costs.
Marketing and Advertising Costs. Consolidated marketing and advertising costs decreased by $0.5 million to $1.6 million in the second quarter of 2017 compared to $2.1 million in the second quarter of 2016. As a percentage of consolidated revenues, consolidated marketing and advertising costs decreased to 2.0% in the second quarter of 2017 from 2.7% in the second quarter of 2016.
As a percentage of revenues, Del Frisco’s marketing and advertising costs decreased to 1.8% during the second quarter of 2017 from 2.2% in the second quarter of 2016. Marketing and advertising costs, as a percentage of revenues, decreased primarily due to lower print media, broadcast media and other marketing costs, partially offset by higher digital advertising costs.
As a percentage of revenues, Sullivan’s marketing and advertising costs decreased to 2.8% during the second quarter of 2017 from 3.3% in the second quarter of 2016. Marketing and advertising costs, as a percentage of revenues, decreased primarily due to lower print media, broadcast media and other marketing costs, partially offset by higher digital advertising costs.
As a percentage of revenues, Grille marketing and advertising costs decreased to 1.7% during the second quarter of 2017 compared to 3.0% in the second quarter of 2016.  The decrease in marketing and advertising costs, as a percentage of revenues, was primarily due to lower print media, broadcast media and other marketing costs, partially offset by higher digital advertising costs.
Pre-opening Costs. Pre-opening costs increased by $1.0 million to $1.6 million in the second quarter of 2017 from $0.6 million in the second quarter of 2016 due primarily the timing of new restaurants under construction versus the prior year comparable period. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.
General and Administrative Costs. General and administrative costs decreased to $5.9 million in the second quarter of 2017 from $6.0 million in the second quarter of 2016. As a percentage of revenues, general and administrative costs decreased to 7.2% in the second quarter of 2017 compared to 7.5% in the first quarter of 2016. This decrease was primarily related to decreases in incentive employee compensation, partially offset by increased travel expenses and professional fees. General and administrative costs are expected to decrease as a percentage of total revenues over time as we leverage investments made in our people and systems.
Lease Termination and Closing Costs. During the second quarter of 2017, we incurred approximately $0.5 million in charges related to the closure of the Seattle, Washington and Houston, Texas Sullivan's restaurants.  No such charges were incurred in second quarter of 2016.
Consulting Project Costs. Consulting project costs were $0.6 million in the second quarter of 2017. These costs are primarily related to consumer insight research supporting the Grille restaurants and we expect minimal such costs after the second quarter of 2017. No such costs were incurred in the second quarter of 2016.
Reorganization Severance. Reorganization severance costs were $0.6 million in the second quarter of 2017. These costs are primarily related to the costs associated with replacing certain employees in leadership positions as a part of strategic initiatives effected by our executive leadership team. No such costs were incurred in the second quarter of 2016.

Depreciation and Amortization. Depreciation and amortization increased $0.8 million, or 20.0%, to $5.0 million in the second quarter of 2017 from $4.2 million in the second quarter of 2016. The increase in depreciation and amortization expense primarily resulted from restaurant openings and remodeled restaurants over the past five quarters.
Income Tax Expense. The effective income tax rate for the second quarter of 2017 was 28.3% compared to 29.4% for the second quarter of 2016. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses.
24 Weeks Ended June 13, 2017 Compared to the 24 Weeks Ended June 14, 2016
The following tables show our operating results (in thousands) by segment and on a consolidated basis, as well as our operating results as a percentage of revenues, for the first two quarters of 2017 and 2016. The tables below include Restaurant-level EBITDA, a non-GAAP measure. See Note 7, Segment Reporting in the notes to our condensed consolidated financial statements for additional information on this metric, including a reconciliation to net income, the most directly comparable GAAP measure.
໿

	24 Weeks Ended June 13, 2017
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$79,955	100.0%	$33,402	100.0%	$52,834	100.0%	$166,191	100.0%
Costs and expenses:
Cost of sales	23,682	29.6	10,025	30.0	13,507	25.6	47,214	28.4
Restaurant operating expenses:
Labor	19,299	24.1	10,080	30.2	17,896	33.9	47,275	28.4
Operating expenses	8,371	10.5	4,860	14.6	7,111	13.5	20,342	12.2
Occupancy	5,680	7.1	2,126	6.4	5,857	11.1	13,663	8.2
Restaurant operating expenses	33,350	41.7	17,066	51.1	30,864	58.4	81,280	48.9
Marketing and advertising costs	1,316	1.6	752	2.3	850	1.6	2,918	1.8
Restaurant-level EBITDA	$21,607	27.0%	$5,559	16.6%	$7,613	14.4%	$34,779	20.9%

Restaurant operating weeks	294		410		552		1,256
Average weekly volume	$272		$81		$96		$132

	24 Weeks Ended June 14, 2016
	Del Frisco's		Sullivan's		Grille		Consolidated
Revenues	$76,288	100.0%	$36,476	100.0%	$48,346	100.0%	$161,110	100.0%
Costs and expenses:
Cost of sales	22,633	29.7	10,781	29.6	12,441	25.7	45,855	28.5
Restaurant operating expenses:
Labor	17,554	23.0	10,766	29.5	15,831	32.7	44,151	27.4
Operating expenses	8,325	10.9	5,314	14.6	6,357	13.1	19,996	12.4
Occupancy	4,932	6.5	2,487	6.8	5,077	10.5	12,496	7.8
Restaurant operating expenses	30,811	40.4	18,567	50.9	27,265	56.4	76,643	47.6
Marketing and advertising costs	1,439	1.9	938	2.6	1,077	2.2	3,454	2.1
Restaurant-level EBITDA	$21,405	28.1%	$6,190	17.0%	$7,563	15.6%	$35,158	21.8%

Restaurant operating weeks	288		432		480		1,200
Average weekly volume	$265		$84		$101		$134

Revenues. Consolidated revenues increased $5.1 million, or 3.2%, to $166.2 million in the first two quarters of 2017 from $161.1 million in the first two quarters of 2016. This increase was primarily due to 56 net additional operating weeks in the first two quarters of 2017, resulting from five new restaurant openings over the past four quarters. This increase was partially offset by decreased revenue at our comparable restaurants, the closure of the Seattle, Washington and Houston, Texas Sullivan's restaurants, the temporary closure of the King of Prussia, Pennsylvania Sullivan’s restaurant, and decreased traffic at the Indianapolis, Indiana and Wilmington, Delaware Sullivan’s restaurants due to remodel work. Comparable restaurant sales decreased 1.3% for the first two quarters of 2017, comprised of a 0.8% decrease in customer counts and a 0.5% decrease in average check.
Del Frisco’s revenues increased $3.7 million, or 4.8%, to $80.0 million in the first two quarters of 2017 from $76.3 million in the first two quarters of 2016.  This increase was primarily due to six additional operating weeks in the first two quarters of 2017 from the opening of the Plano, Texas Del Frisco's restaurant and increased average weekly sales at the Orlando, Florida and the relocated Dallas, Texas Del Frisco’s restaurants, partially offset by a decrease in comparable restaurant sales. Comparable restaurant sales decreased by 0.5%, comprised of a 1.7% decrease in customer counts and a 1.2% increase in average check.
Sullivan’s revenues decreased $3.1 million, or 8.4%, to $33.4 million in the first two quarters of 2017 from $36.5 million in the first two quarters of 2016. The decrease in revenues was primarily due to the loss of 22 operating weeks due to the closure of the Seattle, Washington and Houston, Texas Sullivan's restaurants during the second quarter of 2017, the temporary closure of the King of Prussia, Pennsylvania Sullivan’s restaurant, decreased traffic at the Indianapolis, Indiana and Wilmington, Delaware Sullivan’s restaurants due to remodel work, and a decrease in comparable restaurant sales. Comparable restaurant sales decreased by 1.9%, comprised of a 3.1% decrease in customer counts and a 1.2% increase in average check. The decrease in comparable restaurant sales was primarily due to eliminating lunch at selected Sullivan's restaurants during the second quarter of 2017.
Grille revenues increased $4.5 million, or 9.3%, to $52.8 million in the first two quarters of 2017 from $48.3 million in the first two quarters of 2016. This increase was primarily due to 72 additional operating weeks provided by three new restaurant openings over the past four quarters, partially offset by a decrease in comparable restaurant sales.  Comparable restaurant sales decreased by 2.1%, comprised of a 1.2% increase in customer counts and a 3.3% decrease in average check.
Cost of Sales. Consolidated cost of sales increased $1.4 million, or 3.0%, to $47.2 million in the first two quarters of 2017 from $45.9 million in the first two quarters of 2016. This increase was primarily due to a net additional 56 operating weeks in the first two quarters of 2017, as discussed above. As a percentage of consolidated revenues, consolidated cost of sales decreased to 28.4% during the first two quarters of 2017 from 28.5% in the first two quarters of 2016.
As a percentage of revenues, Del Frisco’s cost of sales decreased to 29.6% during the first two quarters of 2017 from 29.7% in the first two quarters of 2016. This decrease in cost of sales, as a percentage of revenues, was primarily due to decreased beef and liquor costs.
As a percentage of revenues, Sullivan’s cost of sales increased to 30.0% during the first two quarters of 2017 from 29.6% in the first two quarters of 2016. This increase in cost of sales, as a percentage of revenues, was primarily due to increased seafood, liquor, and beer costs.
As a percentage of revenues, Grille cost of sales decreased to 25.6% during the first two quarters of 2017 from 25.7% in the first two quarters of 2016.  This decrease in cost of sales, as a percentage of revenues, was primarily due to decreased beef and wine costs.
Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $4.6 million, or 6.1%, to $81.3 million in the first two quarters of 2017 from $76.6 million in the first two quarters of 2016.  This increase was primarily due to a net additional 56 operating weeks in the first two quarters of 2017, as discussed above. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 48.9% in the first two quarters of 2017 from 47.6% in the first two quarters of 2016.

As a percentage of revenues, Del Frisco’s restaurant operating expenses increased to 41.7% during the first two quarters of 2017 from 40.4% during the first two quarters of 2016.  This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher labor and benefits costs and higher occupancy costs.
As a percentage of revenues, Sullivan’s restaurant operating expenses increased to 51.1%% during the first two quarters of 2017 from 50.9% in the first two quarters of 2016. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher labor and benefits costs.
As a percentage of revenues, Grille restaurant operating expenses increased to 58.4% during the first two quarters of 2017 from 56.4% in the first two quarters of 2016. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher labor and benefits costs, higher occupancy costs, and higher other operating expenses.

Marketing and Advertising Costs. Consolidated marketing and advertising costs decreased by $0.5 million to $2.9 million in the first two quarters of 2017 compared to $3.5 million in the first two quarters of 2016. As a percentage of consolidated revenues, consolidated marketing and advertising costs decreased to 1.8% in the first two quarters of 2017 from 2.1% in the first two quarters of 2016.
As a percentage of revenues, Del Frisco’s marketing and advertising costs decreased to 1.6% during the first two quarters of 2017 from 1.9% in the first two quarters of 2016. Marketing and advertising costs, as a percentage of revenues, decreased primarily due to lower print media, broadcast media and other marketing costs, partially offset by higher digital advertising costs.
As a percentage of revenues, Sullivan’s marketing and advertising costs decreased to 2.3% during the first two quarters of 2017 from 2.6% in the first two quarters of 2016. Marketing and advertising costs, as a percentage of revenues, decreased primarily due to lower print media, broadcast media and other marketing costs, partially offset by higher digital advertising costs.
As a percentage of revenues, Grille marketing and advertising costs decreased to 1.6% during the first two quarters of 2017 compared to 2.2% in the first two quarters of 2016.  The decrease in marketing and advertising costs, as a percentage of revenues, was primarily due to lower print media, broadcast media and other marketing costs, partially offset by higher digital advertising costs.
Pre-opening Costs. Pre-opening costs increased by $1.3 million to $2.0 million in the first two quarters of 2017 from $0.7 million in the first two quarters of 2016 due primarily the timing of new restaurants under construction versus the prior year comparable period. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.
General and Administrative Costs. General and administrative costs increased to $12.1 million in the first two quarters of 2017 from $11.8 million in the first two quarters of 2016. As a percentage of revenues, general and administrative costs remained at 7.3% in the first two quarters of 2017 compared to the first two quarters of 2016. This increase was primarily related to increases in travel expenses and professional fees. General and administrative costs are expected to decrease as a percentage of total revenues over time as we leverage investments made in our people and systems.
Lease Termination and Closing Costs. During the first two quarters of 2017, we incurred approximately $0.5 million in charges related to the closure of the Seattle, Washington and Houston, Texas Sullivan's restaurants.  In the first two quarters of 2016, we incurred $41,000 in charges related to restaurants closed in 2015.
Consulting Project Costs. Consulting project costs were $2.6 million in the first two quarters of 2017. These costs are primarily related to consumer insight research supporting the Grille restaurants and we expect minimal such costs after the second quarter of 2017. No such costs were incurred in the first two quarters of 2016.
Reorganization Severance. Reorganization severance costs were $0.7 million in the first two quarters of 2017. These costs are primarily related to the costs associated with replacing certain employees in leadership positions as a part of strategic initiatives effected by our executive leadership team. No such costs were incurred in the first two quarters of 2016.
Depreciation and Amortization. Depreciation and amortization increased $1.4 million, or 16.2%, to $9.8 million in the first two quarters of 2017 from $8.4 million in the first two quarters of 2016. The increase in depreciation and amortization expense primarily resulted from restaurant openings and remodeled restaurants over the past six quarters.
Income Tax Expense. The effective income tax rate for the first two quarters of 2017 was 26.1% compared to 30.3% for the first two quarters of 2016. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses.

Liquidity and Capital Resources
Our principal liquidity requirements are our lease obligations and capital expenditure needs. We expect to finance our operations for at least the next several years, including costs of opening currently planned new restaurants, through cash provided by operations and borrowings available under our credit facility. However, we cannot be sure that these sources will be sufficient to finance our operations, and we may seek additional financing in the future. As of June 13, 2017, we had cash and cash equivalents of approximately $2.1 million.
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

The following table presents a summary of our cash flows (in thousands):
໿

	24 Weeks Ended
	June 13, 2017	June 14, 2016
Net cash provided by operating activities	$15,075	$17,563
Net cash used in investing activities	(20,626)	(13,663)
Net cash used in financing activities	(6,926)	(4,441)
Net change in cash and cash equivalents	$(12,477)	$(541)
Operating Activities. Net cash flows provided by operating activities decreased by $2.5 million during the first two quarters of 2017 as compared to the first two quarters of 2016, primarily due to a $4.5 million decrease in net income, a $4.2 million decrease in other liabilities, and a $0.8 million decrease in deferred revenue, partially offset by a $2.0 million increase in prepaid expenses and other assets, a $1.8 million increase in accounts payable, a $1.5 million increase in income taxes, and a $1.4 million increase in depreciation and amortization.
Investing Activities. Net cash used in investing activities for the first two quarters of 2017 was $20.6 million, consisting primarily of purchases of property and equipment. The property and equipment purchases primarily related to construction in progress of one Del Frisco’s restaurant and one Grille restaurant and remodel activity of existing restaurants.  Net cash used in investing activities for the first two quarters of 2016 was $13.7 million, consisting primarily of purchases of property and equipment. These purchases primarily related to construction of one Del Frisco’s restaurant and one Grille restaurant in progress at the end of the period and remodel activity of existing restaurants.
Financing Activities. Net cash used in financing activities for the first two quarters of 2017 was $6.9 million, which was primarily due to $29.9 million of treasury stock repurchases, partially offset by $22.8 million in proceeds from our credit facility.  Net cash used in financing activities for the first two quarters of 2016 was $4.4 million, primarily related to $4.5 million of payments on the outstanding balance under our credit facility.
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

Common Stock Repurchase Program. On February 15, 2017, our Board of Directors increased the authorized capacity under our existing stock repurchase program, which was initially approved on October 14, 2014, authorizing us to repurchase up to $50 million of our common stock from that date forward. Under the repurchase program, we may from time to time purchase our outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The repurchase program does not obligate us to repurchase any dollar amount or number of shares. As of June 13, 2017, we had repurchased 2,253,508 shares of our common stock at an aggregate cost of approximately $37.8 million since the inception of the repurchase program in 2014, leaving approximately $20.1 million in remaining capacity.

We repurchased 1,761,294 shares of our common stock at an aggregate cost of approximately $29.9 million during the first two quarters of 2017.
Off-Balance Sheet Arrangements
At June 13, 2017 and December 26, 2017, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies
There have been no material changes to the critical accounting policies from what was previously reported in the 2016 10-K. The effects of new accounting pronouncements are discussed in Note 1, Business And Basis Of Presentation in the notes to our condensed consolidated financial statements.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings available under our credit facility, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. As of June 13, 2017, there was $22.8 million of outstanding borrowings on the Company’s credit facility. Holding other variables constant, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $10,000 per $1.0 million of outstanding debt.
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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
On February 15, 2017, our Board of Directors increased the authorized capacity under our existing stock repurchase program, which was initially approved on October 14, 2014, authorizing us to repurchase up to $50 million of our common stock from that date forward. Under the repurchase program, we may from time to time purchase our outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The repurchase program does not obligate us to repurchase any dollar amount or number of shares.

Common stock repurchase activity during the second quarter of 2017 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

March 22, 2017 - April 18, 2017	139,176	$17.83	139,176	$22,421,466
April 19, 2017 - May 16, 2017	10,483	$18.01	10,483	$22,232,664
May 17, 2017 - June 13, 2017	129,043	$16.83	129,043	$20,060,316
Total	278,702	$17.38	278,702	$20,060,316
Item 3.        Defaults Upon  Senior  Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
None.

Item 6.        Exhibits
EXHIBIT INDEX

Exhibit
Number	Description

10.1
Employment Agreement, dated May 5, 2017, by and between Neil H. Thomson and Del Frisco’s Restaurant Group, Inc., filed on May 8, 2017, as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

10.2
Fifth Amendment, dated as of May 24, 2017, to Loan Agreement, as amended, dated as of October 15, 2012, by and among Del Frisco’s Restaurant Group, Inc., certain subsidiaries as guarantors, and JP Morgan Chase Bank N.A., filed on May 25, 2017, as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference.

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
Date: July 21, 2017

Del Frisco’s Restaurant Group, Inc.

By:	/s/ Norman J. Abdallah
Norman J. Abdallah
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Neil H. Thomson
Neil H. Thomson
Chief Financial Officer (Principal Financial Officer)