Form 10-Q
period 2017-09-05
Del Frisco's Restaurant Group, Inc.
filed 2017-10-13
CIK 1415301

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 5, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.    Yes   ☐     No   ☒
As of October 12, 2017, the latest practicable date, 21,219,174 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

Table of Contents:

PART I
FINANCIAL INFORMATION
Item 1.        Financial Statements
DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets—Unaudited
(Dollars in thousands, except per share data)
໿

	September 5, 2017	December 27, 2016

Assets
Current assets:
Cash and cash equivalents	$441	$14,622
Inventory	16,645	16,400
Income taxes receivable	2,551	3,599
Lease incentives receivable	3,177	4,025
Prepaid expenses and other assets	6,548	8,034
Total current assets	29,362	46,680
Property and equipment, with a gross balance of $306,408 and $284,182 at September 5, 2017 and December 27, 2016, respectively, and net of accumulated depreciation of $98,040 and $88,190 at September 5, 2017 and December 27, 2016, respectively	208,368	195,992
Goodwill	75,365	75,365
Intangible assets, net	37,345	37,409
Other assets	14,348	15,336
Total assets	$364,788	$370,782

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,403	$12,791
Deferred revenue	12,270	18,735
Sales tax payable	2,418	2,531
Accrued payroll	5,191	7,359
Current portion of deferred rent obligations	3,836	4,225
Other current liabilities	6,502	5,435
Total current liabilities	38,620	51,076
Long-term debt	40,163	—
Deferred rent obligations	42,683	37,697
Deferred income taxes	17,173	18,189
Other liabilities	12,403	17,454
Total liabilities	151,042	124,416
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at September 5, 2017 or December 27, 2016	—	—
Common stock, $0.001 par value, 190,000,000 shares authorized, 24,393,152 shares issued and 21,128,716 shares outstanding at September 5, 2017 and 24,234,909 shares issued and 23,272,274 shares outstanding at December 27, 2016	24	24
Treasury stock at cost: 3,264,436 and 962,635 shares at September 5, 2017 and December 27, 2016, respectively	(56,510)	(17,823)
Additional paid in capital	145,768	143,325
Retained earnings	124,464	120,840
Total stockholders' equity	213,746	246,366
Total liabilities and stockholders' equity	$364,788	$370,782
See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)—Unaudited
(Dollars in thousands, except per share data)

໿

	12 Weeks Ended		36 Weeks Ended
	September 5, 2017	September 6, 2016	September 5, 2017	September 6, 2016
Revenues	$73,343	$71,407	$239,534	$232,517
Costs and expenses:
Cost of sales	21,641	20,236	68,855	66,091
Restaurant operating expenses	39,440	37,150	120,248	113,344
Marketing and advertising costs	1,558	1,813	4,476	5,266
Pre-opening costs	25	1,289	2,032	1,975
General and administrative costs	6,576	5,436	19,123	17,675
Donations	834	11	836	1
Consulting project costs	153	—	2,786	—
Reorganization severance	353	—	1,072	—
Lease termination and closing costs	2	49	540	90
Depreciation and amortization	5,174	4,305	14,987	12,753
Total costs and expenses	75,756	70,289	234,955	217,195
Insurance settlements	234	—	582	—
Operating income (loss)	(2,179)	1,118	5,161	15,322
Other income (expense), net:
Interest, net of capitalized interest	(342)	4	(361)	(51)
Other	(45)	(422)	(55)	(427)
Income (loss) before income taxes	(2,566)	700	4,745	14,844
Income tax expense (benefit)	(790)	(86)	1,121	4,203
Net income (loss)	$(1,776)	$786	$3,624	$10,641

Basic earnings (loss) per common share	$(0.08)	$0.03	$0.17	$0.46
Diluted earnings (loss) per common share	$(0.08)	$0.03	$0.16	$0.45

Shares used in computing earnings (loss) per common share:
Basic	21,103,172	23,354,237	21,961,554	23,339,677
Diluted	21,103,172	23,430,923	22,179,599	23,417,776

Comprehensive income (loss)	$(1,776)	$786	$3,624	$10,641

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity—Unaudited
(Dollars in thousands)

໿

	Common Stock		Additional Paid In Capital	Treasury Stock	Retained Earnings
	Shares	Par Value				Total

Balance at December 27, 2016	23,272,274	$24	$143,325	$(17,823)	$120,840	$246,366
Net income	—	—	—	—	3,624	3,624
Share-based compensation costs	—	—	1,974	—	—	1,974
Stock option exercises	119,500	—	652	—	—	652
Shares issued under stock compensation plan, net of shares withheld for tax effects	38,743	—	(183)	—	—	(183)
Treasury stock purchases	(2,301,801)	—	—	(38,687)	—	(38,687)
Balance at September 5, 2017	21,128,716	$24	$145,768	$(56,510)	$124,464	$213,746

See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows—Unaudited
(Dollars in thousands)
໿

	36 Weeks Ended
	September 5, 2017	September 6, 2016
Cash flows from operating activities:
Net income	$3,624	$10,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,987	12,753
Loss on disposal of restaurant property	29	422
Loan cost amortization	3	1
Equity based compensation	1,974	2,023
Deferred income taxes	(1,016)	326
Amortization of deferred lease incentives	(573)	(750)
Changes in operating assets and liabilities:
Inventory	(245)	1,455
Prepaid expenses and other assets	5,485	2,979
Insurance settlement	828	—
Accounts payable	(5,210)	(5,844)
Income taxes	1,048	911
Deferred rent obligations	295	1,165
Deferred revenue	(6,465)	(5,487)
Other liabilities	(5,072)	(304)
Net cash provided by operating activities	9,692	20,291

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	3,078
Purchase of trade name	—	(507)
Insurance settlement for property and equipment	644	—
Purchases of property and equipment	(26,503)	(22,909)
Other investing activities	41	21
Net cash used in investing activities	(25,818)	(20,317)
Cash flows from financing activities:
Proceeds from credit facility	36,750	—
Net payments of credit facility	—	(4,500)
Proceeds from loan against deferred compensation investments	3,545	—
Payments on loan against deferred compensation investments	(132)	—
Purchases of treasury stock	(38,687)	—
Cash settlement for share-based awards	(183)	(81)
Proceeds from exercise of stock options	652	186
Net cash provided by (used in) financing activities	1,945	(4,395)

Net change in cash and cash equivalents	(14,181)	(4,421)
Cash and cash equivalents at beginning of period	14,622	5,176
Cash and cash equivalents at end of period	$441	$755

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$344	$54
Income taxes	$1,635	$3,203
Non cash investing and financing activities:
Capital expenditures included in accounts payable at end of period	$1,790	$—
Acquisition of trade name financed by current liabilities	$—	$100
See notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited
໿

1. BUSINESS AND BASIS OF PRESENTATION

As of September 5, 2017, Del Frisco’s Restaurant Group, Inc. ("we," "us," "our," or the “Company”) owned and operated 53 restaurants under the concept names of Del Frisco’s Double Eagle Steak House (“Double Eagle”), Sullivan’s Steakhouse (“Sullivan’s”), and Del Frisco’s Grille (“Grille”). Of the 53 restaurants we operated at the end of the period covered by this report, there were 13 Double Eagle restaurants, 16 Sullivan’s restaurants and 24 Grille restaurants in operation in 23 states and the District of Columbia.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the 12 weeks ended September 5, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2017. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2016 filed with the SEC on February 28, 2017 (the “2016 10-K”).

We operate on a 52- or 53-week fiscal year ending the last Tuesday in December. The fiscal quarters ended September 5, 2017 and September 6, 2016 each contained 12 weeks and are referred to herein as the third quarter of 2017 and the third quarter of 2016, respectively. Fiscal 2017 will be a 52-week fiscal year as was fiscal 2016. Beginning in fiscal 2018, we will change to a fiscal quarter calendar where each quarter will contain 13 weeks, other than in a 53-week year where the last quarter of the year will contain 14 weeks. The overall fiscal year will remain the same with a 52- or 53-week year ending on the last Tuesday in December.

Reclassifications

Certain amounts from the prior year have been reclassified to conform with the current year presentation. Included in these reclassifications are items previously included in restaurant operating expenses that are now included in general and administrative expenses. For the third quarter of 2016, $0.3 million was reclassified from restaurant operating expenses to general and administrative expenses. For the first three quarters of 2016, $0.7 million was reclassified from restaurant operating expenses to general and administrative expenses.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers which will supersede Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. In August 2015, the FASB deferred the effective date of this new standard by one year. The FASB later issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations, in March 2016, ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing, in April 2016, ASU 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients, in May 2016, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, in December 2016, all of which further clarified aspects of Topic 606. A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on an amount that depicts the consideration to which the entity expects to be entitled in exchange for each of those goods and services. For a contract that involves more than one performance obligation, the entity must (a) determine or, if necessary, estimate the standalone selling price at inception of the contract for the distinct goods or services underlying each performance obligation and (b) allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices. In addition, under the new guidance, an entity should recognize revenue when (or as) it satisfies each performance obligation under the contract by transferring the promised good or service to the customer. A good or service is deemed transferred when (or as) the customer obtains control of that good or service. The new standard permits the use of either the retrospective or cumulative effect transition method. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted, but no earlier than fiscal years beginning after December 16, 2016. We have elected to adopt these ASUs using the retrospective method. The primary item affected by these ASUs is the deferred revenue from our loyalty program. Although we do not anticipate changes to this revenue stream to be material, after adopting these ASUs, we do expect to recognize income from this revenue stream earlier than it is currently recognized, by bifurcating the performance obligations associated with our loyalty program. For other revenue streams, we do not expect material changes in the timing of revenue recognition as our current accounting policies are materially consistent with these ASUs.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. ASU 2016-02 will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the potential impact of ASU 2016-02 on our consolidated financial statements, however we have preliminarily determined that this ASU will significantly impact the accounting of all of our real estate leases, and have a material effect on our consolidated balance sheets. We are currently reviewing our records for completeness and accuracy so that we can quantify the impact of adopting ASU 2016-02. We expect to adopt ASU 2016-02 using the required modified retrospective transition method at the beginning of fiscal 2019.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting. The FASB issued this ASU as part of its Simplification Initiative. The amendments in this ASU affect all entities that issue share-based payment awards to their employees. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. Specifically, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The threshold to qualify for equity classifications permits withholding up to the maximum statutory tax rates in the applicable jurisdiction. Cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. Under ASU 2016-09, to the extent that the related compensation ultimately recognized for tax purposes exceeds the book expense, a permanent benefit will be recorded to income tax expense and through the effective tax rate for the excess benefit. Where the tax expense recognized is less than book, the shortfall is charged to income tax expense. Under the new guidance, entities can estimate forfeitures or recognize forfeitures when they occur. We have historically estimated forfeitures at the grant date and trued them up when vesting events occur. In addition, the simplification of ASU 2016-09 allows us to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction. We adopted ASU 2016-09 on December 28, 2016, and the impact on our consolidated financial statements was immaterial for the first three quarters of 2017.

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

2. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) data is computed based on the weighted average number of shares of common stock outstanding during the periods. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. Diluted EPS for the 12 weeks ended September 5, 2017 excludes 223,856 shares of restricted stock and options to purchase 473,546 shares of common stock, which were outstanding during the period, but were antidilutive. Diluted EPS for the 12 weeks ended September 5, 2017 also excludes 294,410 shares of restricted stock and options to purchase 262,136 shares of common stock, which were anti-dilutive due to the loss for the fiscal quarter. Diluted EPS for the 36 weeks ended September 5, 2017 excludes 160,117 shares of restricted stock and options to purchase 523,381 shares of common stock, which were outstanding during the period, but were antidilutive. Diluted EPS for the 12 weeks ended September 6, 2016 excludes 174,900 shares of restricted stock and options to purchase 626,395 shares of common stock, which were outstanding during the period but were antidilutive. Diluted EPS for the 36 weeks ended September 6, 2016 excludes 153,075 shares of restricted stock and options to purchase 638,080 shares of common stock, which were outstanding during the period but were antidilutive. The following table details our basic and diluted earnings (loss) per common share calculation (dollars in thousands, except per share data):
໿

	12 Weeks Ended		36 Weeks Ended
	September 5, 2017	September 6, 2016	September 5, 2017	September 6, 2016
Net income (loss)	$(1,776)	$786	$3,624	$10,641
Shares:
Weighted average number of common shares outstanding	21,103,172	23,354,237	21,961,554	23,339,677
Dilutive shares	—	76,686	218,045	78,099
Total Diluted Shares	21,103,172	23,430,923	22,179,599	23,417,776

Basic earnings (loss) per common share	$(0.08)	$0.03	$0.17	$0.46
Diluted earnings (loss) per common share	$(0.08)	$0.03	$0.16	$0.45

3. STOCK-BASED EMPLOYEE COMPENSATION

2012 Long-Term Equity Incentive Plan

On July 16, 2012, we adopted the Del Frisco’s Restaurant Group, Inc. 2012 Long-Term Equity Incentive Plan (the “2012 Plan”), which allows us to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for us. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Equity-based awards vest or become exercisable at various periods ranging from one to four years from the date of grant. The 2012 Plan has 2,232,800 shares of common stock authorized for issuance under the plan. There were 626,800 shares of common stock issuable upon exercise of outstanding options and 502,056 shares of unvested restricted stock outstanding at September 5, 2017 with 903,432 shares of common stock available for future grants.

The following table details our total share-based compensation cost, as well as where the costs were expensed (in thousands):
໿

	12 Weeks Ended		36 Weeks Ended
	September 5, 2017	September 6, 2016	September 5, 2017	September 6, 2016
Restaurant operating expenses	$47	$90	$181	$287
General and administrative costs	601	548	1,793	1,736
Total stock compensation cost	$648	$638	$1,974	$2,023

Restricted Stock, Restricted Stock Units, and Performance Stock Units

The following table summarizes restricted stock, restricted stock unit, and performance stock unit activity:
໿

	36 Weeks Ended September 5, 2017
	Shares	Weighted average grant date fair value	Aggregate intrinsic value ($000's)
Outstanding at beginning of period	345,519	$12.57
Granted	295,285	17.24
Vested	(49,081)	17.41
Forfeited	(89,667)	17.53
Outstanding at end of period	502,056	$13.96	$7,230

As of September 5, 2017, there was $5.2 million of total unrecognized compensation cost related to non-vested restricted stock, restricted stock units, and performance stock units. This cost is expected to be recognized over a period of approximately 2.2 years.

Stock Options

The following table summarizes stock option activity:

	36 Weeks Ended September 5, 2017
	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value ($000's)
Outstanding at beginning of period	927,675	$18.33
Exercised	(119,500)	13.00
Forfeited	(181,375)	21.38
Outstanding at end of period	626,800	$18.46	5.6 years	$282
Options exercisable at end of period	619,675	$18.42	5.6 years	$282

A summary of changes in and the status of non-vested stock options is presented below:
໿

	36 Weeks Ended
	September 5, 2017
	Shares	Weighted average grant-date fair value
Non-vested stock options at beginning of period	151,625	$8.44
Vested	(103,750)	8.39
Forfeited	(40,750)	8.50
Non-vested stock options at end of period	7,125	$8.93

As of September 5, 2017, there was approximately $50,000 of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a period of approximately 0.8 years.

4. LONG-TERM DEBT

On October 15, 2012, we entered into a credit facility that, as last amended on May 24, 2017, provides for an unsecured credit facility with a credit commitment of $30.0 million, subject to increases in increments of $5.0 million, with a maximum amount of $50.0 million. As of September 5, 2017, the credit commitment was $45.0 million. The credit facility expires on October 15, 2019.  Borrowings under the credit facility bear interest, at our option, based on (i) LIBOR plus 1.50% or (ii) the prime rate as defined in the credit facility. We are required to pay a commitment fee equal to 0.25% per annum on the available but unused credit facility. The credit facility is guaranteed by certain of our subsidiaries. The credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA and minimum fixed charge coverage, both as defined in the credit agreement. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates.

As of September 5, 2017, there was $36.8 million of outstanding borrowings on the credit facility, and we had approximately $11.7 million of borrowings available, with $1.5 million in outstanding letters of credit commitments. As of December 27, 2016, there were no outstanding borrowings on the credit facility and $1.2 million in outstanding letters of credit.  The increase in borrowings under the credit facility during the first three quarters of 2017 related to our share repurchase activities during the period. We were in compliance with all of the financial debt covenants as of September 5, 2017 and December 27, 2016.

On July 12, 2017, we executed an agreement to borrow against the investments in our deferred compensation plan to pay out funds due to plan participants instead of using operating cash flows. The loan does not have an expiration date or defined payment terms, and accrues interest at a rate of 1%, which is net of the 3% that is earned by the investments being loaned against. As of September 5, 2017, there was $3.4 million of outstanding borrowings on this loan.

5. INCOME TAXES

The effective income tax rate for the 12 weeks ended September 5, 2017 was 30.8%, compared to (12.3)% for the 12 weeks ended September 6, 2016. The effective income tax rate for the 36 weeks ended September 5, 2017 was 23.6%, compared to 28.3% for the 36 weeks ended September 6, 2016. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses.

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis at September 5, 2017 and December 27, 2016, respectively (in thousands):
໿

	Fair Value Measurements
	Level	September 5, 2017	December 27, 2016
Deferred compensation plan investments (included in Other assets)	2	$14,113	$15,054
Deferred compensation plan liabilities (included in Other liabilities)	2	$10,578	$15,212

There were no transfers among levels within the fair-value hierarchy during the first three quarters of fiscal 2017 and fiscal 2016. The carrying value of our cash and cash equivalents, receivables and accounts payable approximate fair value due to their short-term nature. The fair value of the credit facility approximates its carrying value since it is a variable rate credit facility (Level 2). We also believe the carrying amount of the long-term debt borrowed against our deferred compensation plan approximates the fair value because, while subject to a fixed rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.

7. SEGMENT REPORTING

We operate the Double Eagle, Sullivan’s, and Grille brands as operating segments. The restaurant concepts operate solely in the U.S. within the full-service dining industry, providing similar products to similar customers. Sales from external customers are derived principally from food and beverage sales, and we do not rely on any major customers as a source of sales. The restaurant concepts also possess similar economic characteristics, resulting in similar long-term expected financial performance characteristics. However, as Double Eagle restaurants typically have higher revenues, driven by their larger physical presence and higher average check, the Double Eagle, Sullivan’s, and Grille operating segments have varying operating income and restaurant-level EBITDA margins due to the leveraging of higher revenues on certain fixed operating costs such as management labor, rent, utilities, and building maintenance.

The following tables present information about reportable segments (in thousands):

	12 Weeks Ended September 5, 2017
	Double Eagle	Sullivan's	Grille	Corporate	Consolidated
Revenues	$34,738	$12,727	$25,878	$—	$73,343
Restaurant-level EBITDA	7,066	1,243	2,395	—	10,704
Capital expenditures	3,012	456	2,326	262	6,056
Property and equipment, gross	125,937	50,553	127,090	2,828	306,408

	12 Weeks Ended September 6, 2016
	Double Eagle	Sullivan's	Grille	Corporate	Consolidated
Revenues	$32,162	$15,153	$24,092	$—	$71,407
Restaurant-level EBITDA	7,634	1,452	3,122	—	12,208
Capital expenditures	4,369	442	5,799	19	10,629
Property and equipment, gross	108,161	48,577	110,779	2,518	270,035

	36 Weeks Ended September 5, 2017
	Double Eagle	Sullivan's	Grille	Corporate	Consolidated
Revenues	$114,692	$46,130	$78,712	$—	$239,534
Restaurant-level EBITDA	28,861	6,901	10,193	—	45,955
Capital expenditures	10,075	6,829	10,678	402	27,984
Property and equipment, gross	125,937	50,553	127,090	2,828	306,408

	36 Weeks Ended September 6, 2016
	Double Eagle	Sullivan's	Grille	Corporate	Consolidated
Revenues	$108,449	$51,628	$72,440	$—	$232,517
Restaurant-level EBITDA	29,264	7,733	10,819	—	47,816
Capital expenditures	9,551	1,038	11,425	66	22,080
Property and equipment, gross	108,161	48,577	110,779	2,518	270,035

In addition to using consolidated results in evaluating our performance and allocating our resources, our chief operating decision maker uses restaurant-level EBITDA, which is not a measure defined by GAAP. This non-GAAP operating measure is useful to both management and investors because it represents one means of gauging the overall profitability of our recurring and controllable core restaurant operations for each segment, and all segments at a consolidated level. This measure is not, however, indicative of our overall results, nor does restaurant-level profit accrue directly to the benefit of stockholders, primarily due to the exclusion of corporate-level expenses. Restaurant-level EBITDA on a consolidated basis should not be considered a substitute for, or superior to, operating income (loss), which is calculated in accordance with GAAP, and the reconciliations to operating income (loss) set forth below should be carefully evaluated.

We define restaurant-level EBITDA as operating income (loss) before pre-opening costs, general and administrative costs, donations, consulting project costs, reorganization severance costs, lease termination and closing costs, depreciation and amortization, and insurance settlements. Pre-opening costs are excluded because they vary in timing and magnitude and are not related to the health of ongoing operations. General and administrative costs are only included in our consolidated financial results as they are generally not specifically identifiable to individual operating segments as these costs relate to supporting all of our restaurant operations and the extension of our concepts into new markets. Lease termination and closing costs, depreciation and amortization, and insurance settlements are excluded because they are not ongoing controllable cash expenses, and they are not related to the health of ongoing operations. Consulting project costs, donations, reorganization severance costs are non-recurring, and they are not related to the health of ongoing operations. Property and equipment is the only balance sheet measure used by our chief operating decision maker in allocating resources.

The following table reconciles operating income (loss) to restaurant-level EBITDA (in thousands):

	12 Weeks Ended		36 Weeks Ended
	September 5, 2017	September 6, 2016	September 5, 2017	September 6, 2016

Operating income (loss)	$(2,179)	$1,118	$5,161	$15,322
Pre-opening costs	25	1,289	2,032	1,975
General and administrative costs	6,576	5,436	19,123	17,675
Donations	834	11	836	1
Consulting project costs	153	—	2,786	—
Reorganization severance	353	—	1,072	—
Lease termination and closing costs	2	49	540	90
Depreciation and amortization	5,174	4,305	14,987	12,753
Insurance settlements	(234)	—	(582)	—
Restaurant-level EBITDA	$10,704	$12,208	$45,955	$47,816

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

At September 5, 2017 and December 27, 2016, we had outstanding letters of credit of $1.5 million and $1.2 million, respectively, which were drawn on our credit facility (see Note 4, Long-Term Debt). The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions.

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
Overview
Del Frisco’s Restaurant Group develops, owns and operates three contemporary, high-end, complementary restaurants: Del Frisco’s Double Eagle Steak House, or Double Eagle, Sullivan’s Steakhouse, or Sullivan’s, and Del Frisco’s Grille, or the Grille. As of the end of the period covered by this report, we operated 53 restaurants in 23 states and the District of Columbia. Of these 53, there were 13 Double Eagle restaurants, 16 Sullivan’s restaurants and 24 Grille restaurants.
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

In general, we believe there are opportunities to open five to seven restaurants annually with our current resources and capabilities. It is our strategy to allocate capital for growth based on returns in each of our brands. As the Double Eagle brand has attractive returns which have historically been the highest in our portfolio, it is our intention to accelerate the pace of growth of that brand, and we expect to open at least two Double Eagles per year as our pipeline strengthens and our capabilities increase. We have slowed growth of the Grille brand while we test findings from the consumer insights research we conducted in the first part of 2017. We still expect to open at least two Grilles per year, and that number could rise if these tests are successful and returns increase. For the Sullivan’s brand, our plan is to adopt a “capital light” approach through franchising and re-franchising. We expect to open one Company-owned unit as a prototype unit in 2019. During the third quarter of 2017, we opened a Grille restaurant in New York City, New York.  We do not expect to open any other restaurants prior to the end of 2017.

Performance Indicators. We use the following key metrics in evaluating the performance of our restaurants:

•
Comparable Restaurant Sales.  We consider a restaurant to be comparable during the first full fiscal quarter following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time, and also reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 45 and 41 restaurants at September 5, 2017 and September 6, 2016, respectively. For the third quarter of 2017, we removed two restaurants from the comparable restaurant base as they were undergoing significant remodel construction.

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
໿

•
Restaurant-Level EBITDA and Restaurant-Level EBITDA Margin. Restaurant-level EBITDA represents operating income (loss) before pre-opening costs, general and administrative costs, lease termination and closing costs, donations, consulting project costs, reorganization severance costs, lease termination and closing costs, depreciation and amortization, and insurance settlements. Restaurant-level EBITDA margin represents Restaurant-level EBITDA as a percentage of our revenues. These non-GAAP operating measures are useful to both management and investors because they represent one means of gauging the overall profitability of our recurring and controllable core restaurant operations for each segment, and all segments at a consolidated level. These measures are not however indicative of our overall results, nor does restaurant-level profit accrue directly to the benefit of stockholders, primarily due to the exclusion of corporate-level expenses. See Note 7, Segment Reporting in the notes to our condensed consolidated financial statements for additional information on restaurant-level EBITDA, including a reconciliation of operating income (loss) to restaurant-level EBITDA at a consolidated level.

Our business is subject to seasonal fluctuations. Historically, the percentage of our annual revenues earned during the first and fourth fiscal quarters has been higher due, in part, to increased gift card redemptions and increased private dining during the year-end holiday season, respectively. In addition, our first, second and third quarters each contain 12 operating weeks with the fourth quarter containing 16 or 17 operating weeks. As many of our operating expenses have a fixed component, our operating income and operating income margin have historically varied significantly from quarter to quarter. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. As discussed in Note 1, Business and Basis of Presentation in the notes to our condensed consolidated financial statements, beginning in fiscal 2018, we will change to a fiscal quarter calendar where each quarter will contain 13 weeks, other than in a 53-week year where the last quarter of the year will contain 14 weeks. The overall fiscal year will remain the same with a 52- or 53-week year ending on the last Tuesday in December. We expect similar seasonal fluctuations under this new fiscal quarter calendar.

Results of Operations
The following table shows our operating results (in thousands), as well as our operating results as a percentage of revenues.

	12 Weeks Ended				36 Weeks Ended
	September 5, 2017		September 6, 2016		September 5, 2017		September 6, 2016
Revenues	$73,343	100.0%	$71,407	100.0%	$239,534	100.0%	$232,517	100.0%
Costs and expenses:
Cost of sales	21,641	29.5	20,236	28.3	68,855	28.7	66,091	28.4
Restaurant operating expenses	39,440	53.8	37,150	52.0	120,248	50.2	113,344	48.7
Marketing and advertising costs	1,558	2.1	1,813	2.5	4,476	1.9	5,266	2.3
Pre-opening costs	25	—	1,289	1.8	2,032	0.8	1,975	0.8
General and administrative costs	6,576	9.0	5,436	7.6	19,123	8.0	17,675	7.6
Donations	834	1.1	11	—	836	0.3	1	—
Consulting project costs	153	0.2	—	—	2,786	1.2	—	—
Reorganization severance	353	0.5	—	—	1,072	0.4	—	—
Lease termination and closing costs	2	—	49	0.1	540	0.2	90	—
Depreciation and amortization	5,174	7.1	4,305	6.0	14,987	6.3	12,753	5.5
Total costs and expenses	75,756	103.3	70,289	98.4	234,955	98.1	217,195	93.4
Insurance settlements	234	0.3	—	—	582	0.2	—	—
Operating income (loss)	(2,179)	(3.0)	1,118	1.6	5,161	2.2	15,322	6.6
Other income (expense), net:
Interest, net of capitalized interest	(342)	(0.5)	4	—	(361)	(0.2)	(51)	—
Other	(45)	(0.1)	(422)	(0.6)	(55)	—	(427)	(0.2)
Income (loss) before income taxes	(2,566)	(3.5)	700	1.0	4,745	2.0	14,844	6.4
Income tax expense (benefit)	(790)	(1.1)	(86)	(0.1)	1,121	0.5	4,203	1.8
Net income (loss)	$(1,776)	(2.4)%	$786	1.1%	$3,624	1.5%	$10,641	4.6%
Fiscal Quarter Ended September 5, 2017 (12 weeks) Compared to the Fiscal Quarter Ended September 6, 2016 (12 weeks)
The following tables show our operating results (in thousands) by segment and on a consolidated basis, as well as our operating results as a percentage of revenues, for the 12 weeks ended September 5, 2017 and September 6, 2016. The tables below include Restaurant-level EBITDA, a non-GAAP measure. See Note 7, Segment Reporting in the notes to our condensed consolidated financial statements for additional information on this metric, including a reconciliation to operating income (loss), the most directly comparable GAAP measure.
໿

	12 Weeks Ended September 5, 2017
	Double Eagle		Sullivan's		Grille		Consolidated
Revenues	$34,738	100.0%	$12,727	100.0%	$25,878	100.0%	$73,343	100.0%
Costs and expenses:
Cost of sales	10,813	31.1	3,910	30.7	6,918	26.7	21,641	29.5
Restaurant operating expenses:
Labor	9,482	27.3	3,935	30.9	9,078	35.1	22,495	30.7
Operating expenses	3,967	11.4	2,065	16.2	3,684	14.2	9,716	13.2
Occupancy	2,768	8.0	1,181	9.3	3,280	12.7	7,229	9.9
Restaurant operating expenses	16,217	46.7	7,181	56.4	16,042	62.0	39,440	53.8
Marketing and advertising costs	642	1.8	393	3.1	523	2.0	1,558	2.1
Restaurant-level EBITDA	$7,066	20.3%	$1,243	9.8%	$2,395	9.3%	$10,704	14.6%

Restaurant operating weeks	153		192		285		630
Average weekly volume	$227		$66		$91		$116

	12 Weeks Ended September 6, 2016
	Double Eagle		Sullivan's		Grille		Consolidated
Revenues	$32,162	100.0%	$15,153	100.0%	$24,092	100.0%	$71,407	100.0%
Costs and expenses:
Cost of sales	9,554	29.7	4,546	30.0	6,136	25.5	20,236	28.3
Restaurant operating expenses:
Labor	7,949	24.7	4,924	32.5	8,100	33.6	20,973	29.4
Operating expenses	3,972	12.3	2,519	16.6	3,433	14.2	9,924	13.9
Occupancy	2,269	7.1	1,202	7.9	2,782	11.5	6,253	8.8
Restaurant operating expenses	14,190	44.1	8,645	57.1	14,315	59.4	37,150	52.0
Marketing and advertising costs	784	2.4	510	3.4	519	2.2	1,813	2.5
Restaurant-level EBITDA	$7,634	23.7%	$1,452	9.6%	$3,122	13.0%	$12,208	17.1%

Restaurant operating weeks	141		216		250		607
Average weekly volume	$228		$70		$96		$118

Revenues. Consolidated revenues increased $1.9 million, or 2.7%, to $73.3 million in the third quarter of 2017 from $71.4 million in the third quarter of 2016. This increase was primarily due to 23 net additional operating weeks in the third quarter of 2017, resulting from five new restaurant openings over the past four quarters. This increase was partially offset by decreased revenue at our comparable restaurants and the closing of the Seattle, Washington and Houston, Texas Sullivan's restaurants. Comparable restaurant sales decreased 4.0% for the third quarter of 2017, comprised of a 2.2% decrease in customer counts and a 1.8% decrease in average check.
Double Eagle revenues increased $2.6 million, or 8.0%, to $34.7 million in the third quarter of 2017 from $32.2 million in the third quarter of 2016.  This increase was primarily due to increased average weekly sales at the Orlando, Florida and the relocated Dallas, Texas Double Eagle restaurants, as well as an additional 12 operating weeks due to the opening of the Plano, Texas restaurant, partially offset by a decrease in comparable restaurant sales. Comparable restaurant sales decreased by 1.1%, comprised of a 0.1% increase in customer counts and a 1.2% decrease in average check.
Sullivan’s revenues decreased $2.4 million, or 16.0%, to $12.7 million in the third quarter of 2017 from $15.2 million in the third quarter of 2016. The decrease in revenues was primarily due to the loss of 24 operating weeks due to the closure of the Seattle, Washington and Houston, Texas Sullivan’s restaurants during the second quarter of 2017, and a decrease in comparable restaurant sales. Comparable restaurant sales decreased by 7.7%, comprised of a 6.7% decrease in customer counts and a 1.0% decrease in average check. The decrease in comparable restaurant sales was primarily due to eliminating lunch at selected Sullivan's restaurants, beginning during the second quarter of 2017, which reduced consolidated and Sullivan's comparable restaurant sales during the third quarter of 2017 by 0.5% and 2.5%, respectively.
Grille revenues increased $1.8 million, or 7.4%, to $25.9 million in the third quarter of 2017 from $24.1 million in the third quarter of 2016. This increase was primarily due to 35 additional operating weeks provided by three new restaurant openings over the past four quarters, partially offset by a decrease in comparable restaurant sales.  Comparable restaurant sales decreased by 5.4%, comprised of a 1.4% decrease in customer counts and a 4.0% decrease in average check. Hurricane Harvey impacted two Grille restaurants during the third quarter of 2017 and reduced consolidated and Grille comparable restaurant sales by 0.2% and 0.7%, respectively.
Cost of Sales. Consolidated cost of sales increased $1.4 million, or 6.9%, to $21.6 million in the third quarter of 2017 from $20.2 million in the third quarter of 2016. This increase was primarily due to a net additional 23 operating weeks in the third quarter of 2017, as discussed above. As a percentage of consolidated revenues, consolidated cost of sales increased to 29.5% during the third quarter of 2017 from 28.3% in the first quarter of 2016.
As a percentage of revenues, Double Eagle cost of sales increased to 31.1% during the third quarter of 2017 from 29.7% in the third quarter of 2016. This increase in cost of sales, as a percentage of revenues, was primarily due to increased beef and seafood costs.

As a percentage of revenues, Sullivan’s cost of sales increased to 30.7% during the third quarter of 2017 from 30.0% in the third quarter of 2016. This increase in cost of sales, as a percentage of revenues, was primarily due to increased beef, seafood, liquor, and beer costs.
As a percentage of revenues, Grille cost of sales increased to 26.7% during the third quarter of 2017 from 25.5% in the third quarter of 2016.  This increase in cost of sales, as a percentage of revenues, was primarily due to increased beef, seafood, and liquor costs.
Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $2.3 million, or 6.2%, to $39.4 million in the third quarter of 2017 from $37.2 million in the third quarter of 2016. This increase was primarily due to a net additional 23 operating weeks in the third quarter of 2017, as discussed above. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 53.8% in the third quarter of 2017 from 52.0% in the third quarter of 2016.

As a percentage of revenues, Double Eagle restaurant operating expenses increased to 46.7% during the third quarter of 2017 from 44.1% during the third quarter of 2016.  This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher labor and benefits costs and higher occupancy costs, as well as the sales deleveraging effects and inefficiencies at certain recently opened locations.
As a percentage of revenues, Sullivan’s restaurant operating expenses decreased to 56.4% during the third quarter of 2017 from 57.1% in the third quarter of 2016. This decrease in restaurant operating expenses, as a percentage of revenues, was primarily due to lower labor and benefits costs and lower other operating expenses, partially offset by higher occupancy costs. We believe the decrease in Sullivan's operating expenses is due in part to the elimination of lunch at certain Sullivan's restaurants, as mentioned above.
As a percentage of revenues, Grille restaurant operating expenses increased to 62.0% during the third quarter of 2017 from 59.4% in the third quarter of 2016. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher labor and benefits costs, higher other operating costs, and higher occupancy costs, as well as the sales deleveraging effects and inefficiencies at certain recently opened locations.
Marketing and Advertising Costs. Consolidated marketing and advertising costs decreased by $0.3 million to $1.6 million in the third quarter of 2017 compared to $1.8 million in the third quarter of 2016. As a percentage of consolidated revenues, consolidated marketing and advertising costs decreased to 2.1% in the third quarter of 2017 from 2.5% in the third quarter of 2016.
As a percentage of revenues, Double Eagle marketing and advertising costs decreased to 1.8% during the third quarter of 2017 from 2.4% in the third quarter of 2016. Marketing and advertising costs, as a percentage of revenues, decreased primarily due to lower print media, broadcast media, and other marketing costs, partially offset by higher digital advertising costs.
As a percentage of revenues, Sullivan’s marketing and advertising costs decreased to 3.1% during the third quarter of 2017 from 3.4% in the third quarter of 2016. Marketing and advertising costs, as a percentage of revenues, decreased primarily due to lower print media, broadcast media, and other marketing costs, partially offset by higher digital advertising costs.
As a percentage of revenues, Grille marketing and advertising costs decreased to 2.0% during the third quarter of 2017 compared to 2.2% in the third quarter of 2016.  The decrease in marketing and advertising costs, as a percentage of revenues, was primarily due to lower print media, marketing research, and other marketing costs, partially offset by higher digital advertising costs and higher agency costs.
Pre-opening Costs. Pre-opening costs decreased by $1.3 million to $25,000 during the third quarter of 2017, compared to $1.3 million in the third quarter of 2016, due primarily the timing of new restaurants under construction compared to the prior year comparable period. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.
General and Administrative Costs. General and administrative costs increased to $6.6 million in the third quarter of 2017 from $5.4 million in the third quarter of 2016. As a percentage of revenues, general and administrative costs increased to 9.0% in the third quarter of 2017 compared to 7.6% in the first quarter of 2016. This increase was primarily related to increases in employee compensation (driven by adding incremental restaurant support center headcount and the timing of recognizing/derecognizing bonus expenses), travel expenses (driven by travel related to training and development), and professional fees (driven by increased fees associated with the year-end integrated audit and increased expenses to supporting our marketing efforts). General and administrative costs are expected to decrease as a percentage of total revenues over time as we leverage investments made in our people and systems.
Donations. Donations were $0.8 million during the third quarter of 2017 and were primarily related to donations to the Houston area food bank to support victims affected by Hurricane Harvey near the end of the third quarter of 2017. Donations were minimal during the third quarter of 2016.

Consulting Project Costs. Consulting project costs were $0.2 million in the third quarter of 2017. These costs are primarily related to consumer insight research supporting the Double Eagle and Sullivan's restaurants, and we expect minimal such costs after the third quarter of 2017. No such costs were incurred in the third quarter of 2016.
Reorganization Severance. Reorganization severance costs were $0.4 million in the third quarter of 2017. These costs are primarily related to the costs associated with replacing certain employees in leadership positions as a part of strategic initiatives effected by our executive leadership team and we expect minimal such costs after the third quarter of 2017. No such costs were incurred in the third quarter of 2016.
Lease Termination and Closing Costs. During the third quarter of 2017, we incurred approximately $2,000 in charges related to the closure of the Seattle, Washington and Houston, Texas Sullivan's restaurants.  We incurred approximately $49,000 in charges related to the closure of the Dallas Double Eagle restaurant in third quarter of 2016.
Depreciation and Amortization. Depreciation and amortization increased $0.9 million, or 20.2%, to $5.2 million in the third quarter of 2017 from $4.3 million in the third quarter of 2016. The increase in depreciation and amortization expense primarily resulted from restaurant openings and remodeled restaurants over the past five quarters.
Income Tax Expense. The effective income tax rate for the third quarter of 2017 was 30.8% compared to (12.3)% for the third quarter of 2016. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses. The primary driver of the change in the effective tax rate from the same period in the prior year was the significant decrease in net income.
36 Weeks Ended September 5, 2017 Compared to the 36 Weeks Ended September 6, 2016
The following tables show our operating results (in thousands) by segment and on a consolidated basis, as well as our operating results as a percentage of revenues, for the first three quarters of 2017 and 2016. The tables below include Restaurant-level EBITDA, a non-GAAP measure. See Note 7, Segment Reporting in the notes to our condensed consolidated financial statements for additional information on this metric, including a reconciliation to operating income, the most directly comparable GAAP measure.
໿

	36 Weeks Ended September 5, 2017
	Double Eagle		Sullivan's		Grille		Consolidated
Revenues	$114,692	100.0%	$46,130	100.0%	$78,712	100.0%	$239,534	100.0%
Costs and expenses:
Cost of sales	34,495	30.1	13,935	30.2	20,425	25.9	68,855	28.7
Restaurant operating expenses:
Labor	28,781	25.1	14,015	30.4	26,974	34.3	69,770	29.1
Operating expenses	12,149	10.6	6,827	14.8	10,610	13.5	29,586	12.4
Occupancy	8,448	7.4	3,307	7.2	9,137	11.6	20,892	8.7
Restaurant operating expenses	49,378	43.1	24,149	52.3	46,721	59.4	120,248	50.2
Marketing and advertising costs	1,958	1.7	1,145	2.5	1,373	1.7	4,476	1.9
Restaurant-level EBITDA	$28,861	25.2%	$6,901	15.0%	$10,193	12.9%	$45,955	19.2%

Restaurant operating weeks	447		602		837		1,886
Average weekly volume	$257		$77		$94		$127

	36 Weeks Ended September 6, 2016
	Double Eagle		Sullivan's		Grille		Consolidated
Revenues	$108,449	100.0%	$51,628	100.0%	$72,440	100.0%	$232,517	100.0%
Costs and expenses:
Cost of sales	32,187	29.7	15,327	29.7	18,577	25.6	66,091	28.4
Restaurant operating expenses:
Labor	25,503	23.5	15,690	30.4	23,931	33.0	65,124	28.0
Operating expenses	11,936	11.0	7,732	15.0	9,656	13.3	29,324	12.6
Occupancy	7,336	6.8	3,697	7.2	7,863	10.9	18,896	8.1
Restaurant operating expenses	44,775	41.3	27,119	52.5	41,450	57.2	113,344	48.7
Marketing and advertising costs	2,223	2.0	1,449	2.8	1,594	2.2	5,266	2.3
Restaurant-level EBITDA	$29,264	27.0%	$7,733	15.0%	$10,819	14.9%	$47,816	20.6%

Restaurant operating weeks	429		648		730		1,807
Average weekly volume	$253		$80		$99		$129

Revenues. Consolidated revenues increased $7.0 million, or 3.0%, to $239.5 million in the first three quarters of 2017 from $232.5 million in the first three quarters of 2016. This increase was primarily due to 79 net additional operating weeks in the first three quarters of 2017, resulting from five new restaurant openings over the past four quarters. This increase was partially offset by decreased revenue at our comparable restaurants, the closure of the Seattle, Washington and Houston, Texas Sullivan's restaurants, the temporary closure of the King of Prussia, Pennsylvania Sullivan’s restaurant, and decreased traffic at the Indianapolis, Indiana and Wilmington, Delaware Sullivan’s restaurants due to remodel work. Comparable restaurant sales decreased 2.1% for the first three quarters of 2017, comprised of a 1.3% decrease in customer counts and a 0.8% decrease in average check.
Double Eagle revenues increased $6.2 million, or 5.8%, to $114.7 million in the first three quarters of 2017 from $108.4 million in the first three quarters of 2016.  This increase was primarily due to 18 additional operating weeks in the first three quarters of 2017 from the opening of the Plano, Texas Double Eagle restaurant and increased average weekly sales at the Orlando, Florida and the relocated Dallas, Texas Double Eagle restaurants, partially offset by a decrease in comparable restaurant sales. Comparable restaurant sales decreased by 0.7%, comprised of a 1.2% decrease in customer counts and a 0.5% increase in average check.
Sullivan’s revenues decreased $5.5 million, or 10.6%, to $46.1 million in the first three quarters of 2017 from $51.6 million in the first three quarters of 2016. The decrease in revenues was primarily due to the loss of 46 operating weeks due to the closure of the Seattle, Washington and Houston, Texas Sullivan's restaurants during the second quarter of 2017, the loss of 8 operating weeks from the temporary closure of the King of Prussia, Pennsylvania Sullivan’s restaurant during the first quarter of 2017, decreased traffic at the Indianapolis, Indiana and Wilmington, Delaware Sullivan’s restaurants due to remodel work, and a decrease in comparable restaurant sales. Comparable restaurant sales decreased by 3.8%, comprised of a 4.3% decrease in customer counts and a 0.5% increase in average check. The decrease in comparable restaurant sales was primarily due to eliminating lunch at selected Sullivan's restaurants, beginning during the second quarter of 2017, which reduced consolidated and Sullivan's comparable restaurant sales during the first three quarters of 2017 by 0.3% and 1.8%, respectively.
Grille revenues increased $6.3 million, or 8.7%, to $78.7 million in the first three quarters of 2017 from $72.4 million in the first three quarters of 2016. This increase was primarily due to 107 additional operating weeks provided by three new restaurant openings over the past four quarters, partially offset by a decrease in comparable restaurant sales.  Comparable restaurant sales decreased by 3.3%, comprised of a 0.2% increase in customer counts and a 3.5% decrease in average check.
Cost of Sales. Consolidated cost of sales increased $2.8 million, or 4.2%, to $68.9 million in the first three quarters of 2017 from $66.1 million in the first three quarters of 2016. This increase was primarily due to a net additional 79 operating weeks in the first three quarters of 2017, as discussed above. As a percentage of consolidated revenues, consolidated cost of sales increased to 28.7% during the first three quarters of 2017 from 28.4% in the first three quarters of 2016.
As a percentage of revenues, Double Eagle cost of sales increased to 30.1% during the first three quarters of 2017 from 29.7% in the first three quarters of 2016. This increase in cost of sales, as a percentage of revenues, was primarily due to increased beef, seafood, and wine costs, partially offset by decreased liquor costs.

As a percentage of revenues, Sullivan’s cost of sales increased to 30.2% during the first three quarters of 2017 from 29.7% in the first three quarters of 2016. This increase in cost of sales, as a percentage of revenues, was primarily due to increased seafood, liquor, and beer costs, partially offset by lower beef and wine costs.
As a percentage of revenues, Grille cost of sales increased to 25.9% during the first three quarters of 2017 from 25.6% in the first three quarters of 2016.  This increase in cost of sales, as a percentage of revenues, was primarily due to increased beef, seafood, liquor, and beer costs, partially offset by lower wine costs.
Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $6.9 million, or 6.1%, to $120.2 million in the first three quarters of 2017 from $113.3 million in the first three quarters of 2016.  This increase was primarily due to a net additional 79 operating weeks in the first three quarters of 2017, as discussed above. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 50.2% in the first three quarters of 2017 from 48.7% in the first three quarters of 2016.

As a percentage of revenues, Double Eagle restaurant operating expenses increased to 43.1% during the first three quarters of 2017 from 41.3% during the first three quarters of 2016.  This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher labor and benefits costs and higher occupancy costs, as well as the sales deleveraging effects and inefficiencies at certain recently opened locations.
As a percentage of revenues, Sullivan’s restaurant operating expenses decreased to 52.3% during the first three quarters of 2017 from 52.5% in the first three quarters of 2016. This decrease in restaurant operating expenses, as a percentage of revenues, was primarily due to lower other operating expenses. We believe the decrease in Sullivan's operating expenses is due in part to the elimination of lunch at certain Sullivan's restaurants, as mentioned above.
As a percentage of revenues, Grille restaurant operating expenses increased to 59.4% during the first three quarters of 2017 from 57.2% in the first three quarters of 2016. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher labor and benefits costs and higher occupancy costs, as well as the sales deleveraging effects and inefficiencies at certain recently opened locations.
Marketing and Advertising Costs. Consolidated marketing and advertising costs decreased by $0.8 million to $4.5 million in the first three quarters of 2017 compared to $5.3 million in the first three quarters of 2016. As a percentage of consolidated revenues, consolidated marketing and advertising costs decreased to 1.9% in the first three quarters of 2017 from 2.3% in the first three quarters of 2016.
As a percentage of revenues, Double Eagle marketing and advertising costs decreased to 1.7% during the first three quarters of 2017 from 2.0% in the first three quarters of 2016. Marketing and advertising costs, as a percentage of revenues, decreased primarily due to lower print media, broadcast media and other marketing costs, partially offset by higher digital advertising costs.
As a percentage of revenues, Sullivan’s marketing and advertising costs decreased to 2.5% during the first three quarters of 2017 from 2.8% in the first three quarters of 2016. Marketing and advertising costs, as a percentage of revenues, decreased primarily due to lower print media, broadcast media and other marketing costs, partially offset by higher digital advertising costs.
As a percentage of revenues, Grille marketing and advertising costs decreased to 1.7% during the first three quarters of 2017 compared to 2.2% in the first three quarters of 2016.  The decrease in marketing and advertising costs, as a percentage of revenues, was primarily due to lower print media, broadcast media and other marketing costs, partially offset by higher digital advertising and marketing research costs.
Pre-opening Costs. Pre-opening costs remained relatively flat at $2.0 million in the first three quarters of 2017 compared to the first three quarters of 2016 (increasing by less than $0.1 million) due primarily to the timing of new restaurants under construction versus the prior year comparable period. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.
General and Administrative Costs. General and administrative costs increased to $19.1 million in the first three quarters of 2017 from $17.7 million in the first three quarters of 2016. As a percentage of revenues, general and administrative costs increased to 8.0% in the first three quarters of 2017 compared to 7.6% during the first three quarters of 2016. This increase was primarily related to increases in travel expenses (driven by travel related to training and development) and professional fees (driven by increased fees associated with the year-end integrated audit and increased expenses to supporting our marketing efforts). General and administrative costs are expected to decrease as a percentage of total revenues over time as we leverage investments made in our people and systems.

Donations. Donations were $0.8 million during the first three quarters of 2017, and were primarily related to donations to the Houston area food bank to support victims affected by Hurricane Harvey near the end of the third quarter of 2017. Donations were minimal during the first three quarters of 2016.
Consulting Project Costs. Consulting project costs were $2.8 million in the first three quarters of 2017. These costs are primarily related to consumer insight research supporting the Grille restaurants, and to a lesser extent supporting the Double Eagle and Sullivan's restaurants, and we expect minimal such costs after the third quarter of 2017. No such costs were incurred in the first three quarters of 2016.
Reorganization Severance. Reorganization severance costs were $1.1 million in the first three quarters of 2017. These costs are primarily related to the costs associated with replacing certain employees in leadership positions as a part of strategic initiatives effected by our executive leadership team and we expect minimal such costs after the third quarter of 2017. No such costs were incurred in the first three quarters of 2016.
Lease Termination and Closing Costs. During the first three quarters of 2017, we incurred approximately $0.5 million in charges related to the closure of the Seattle, Washington and Houston, Texas Sullivan's restaurants.  In the first three quarters of 2016, we incurred $90,000 in charges related to restaurants closed in 2015.
Depreciation and Amortization. Depreciation and amortization increased $2.2 million, or 17.5%, to $15.0 million in the first three quarters of 2017 from $12.8 million in the first three quarters of 2016. The increase in depreciation and amortization expense primarily resulted from restaurant openings and remodeled restaurants over the past seven quarters.
Income Tax Expense. The effective income tax rate for the first three quarters of 2017 was 23.6% compared to 28.3% for the first three quarters of 2016. The factors that cause the effective tax rates to vary from the federal statutory rate of 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses. The primary driver of the change in the effective tax rate from the same period in the prior year was the significant decrease in net income.

Liquidity and Capital Resources
Our principal liquidity requirements are our lease obligations and capital expenditure needs. We expect to finance our operations for at least the next several years, including costs of opening currently planned new restaurants, through cash provided by operations and borrowings available under our credit facility. However, we cannot be sure that these sources will be sufficient to finance our operations, and we may seek additional financing in the future. As of September 5, 2017, we had cash and cash equivalents of approximately $0.4 million. The decrease in our cash and cash equivalents since December 27, 2016 has been primarily related to our share repurchase activity.
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
The following table presents a summary of our cash flows (in thousands):
໿

	36 Weeks Ended
	September 5, 2017	September 6, 2016
Net cash provided by operating activities	$9,692	$20,291
Net cash used in investing activities	(25,818)	(20,317)
Net cash provided by (used in) financing activities	1,945	(4,395)
Net change in cash and cash equivalents	$(14,181)	$(4,421)
Operating Activities. Net cash flows provided by operating activities decreased by $10.6 million during the first three quarters of 2017 as compared to the first three quarters of 2016, primarily due to a $7.0 million decrease in net income, a $4.8 million decrease in other liabilities (resulting primarily from our deferred compensation liability), and a $1.3 million decrease in deferred income taxes, partially offset by a $2.2 million increase in depreciation and amortization.
Investing Activities. Net cash used in investing activities for the first three quarters of 2017 was $25.8 million, consisting primarily of purchases of property and equipment. The property and equipment purchases primarily related to construction of one Double Eagle restaurant and one Grille restaurant and remodel activity of existing restaurants.  Net cash used in investing activities for the first three quarters of 2016 was $20.3 million, consisting primarily of purchases of property and equipment. These purchases primarily related to construction of one Double Eagle restaurant and one Grille restaurant and remodel activity of existing restaurants.
Financing Activities. Net cash provided by financing activities for the first three quarters of 2017 was $1.9 million, which was primarily due to $36.8 million in proceeds from our credit facility and $3.5 million in proceeds from a loan against our deferred compensation investments, partially offset by $38.7 million of treasury stock repurchases.  Net cash used in financing activities for the first three quarters of 2016 was $4.4 million, primarily related to $4.5 million of payments on the outstanding balance under our credit facility.
Capital Expenditures. We typically target an average cash investment of approximately $7.0 million to $9.0 million per restaurant for a Double Eagle restaurant and $3.0 million to $4.5 million for a Sullivan’s restaurant or a Grille restaurant, in each case net of landlord contributions and equipment financing and including pre-opening costs. In addition, we are currently “refreshing” a number of our Double Eagle restaurants. These capital expenditures will primarily be funded by cash flows from operations and, if necessary, by the use of our credit facility, depending upon the timing of expenditures.
Credit Facility and Loan on Deferred Compensation Plan.  See Note 4, Long-Term Debt in the notes to our condensed consolidated financial statements for information regarding our credit facility and the loan on our deferred compensation plan.
We believe that net cash provided by operating activities and available borrowings under our credit facility will be sufficient to fund currently anticipated working capital, planned capital expenditures and debt service requirements for the next 24 months. We regularly review acquisitions and other strategic opportunities, which may require additional debt or equity financing.

Common Stock Repurchase Program. On February 15, 2017, our Board of Directors increased the authorized capacity under our existing stock repurchase program, which was initially approved on October 14, 2014, authorizing us to repurchase up to $50 million of our common stock from that date forward. Under the repurchase program, we may from time to time purchase our outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The repurchase program does not obligate us to repurchase any dollar amount or number of shares. As of September 5, 2017, we had repurchased 2,794,015 shares of our common stock at an aggregate cost of approximately $46.5 million since the inception of the repurchase program in 2014, leaving approximately $11.3 million in remaining capacity.

We repurchased 2,301,801 shares of our common stock at an aggregate cost of approximately $38.7 million during the first three quarters of 2017.
Off-Balance Sheet Arrangements
At September 5, 2017 and December 26, 2017, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies
There have been no material changes to the critical accounting policies from what was previously reported in the 2016 10-K. The effects of new accounting pronouncements are discussed in Note 1, Business And Basis Of Presentation in the notes to our condensed consolidated financial statements.
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates. For fixed rate debt, including borrowings against our deferred compensation investments, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings available under our credit facility, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. As of September 5, 2017, there was $36.8 million of outstanding borrowings on the Company’s credit facility. Holding other variables constant, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $10,000 per $1.0 million of outstanding debt under our credit facility, which would have been approximately $0.4 million over the course of a full fiscal year.
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

Common stock repurchase activity during the third quarter of 2017 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

June 14, 2017 - July 11, 2017	540,507	$16.18	540,507	$11,312,927
July 12, 2017 - August 8, 2017	—	$—	—	$11,312,927
August 9, 2017 - September 5, 2017	—	$—	—	$11,312,927
Total	540,507	$16.18	540,507	$11,312,927
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
Date: October 13, 2017

Del Frisco’s Restaurant Group, Inc.

By:	/s/ Norman J. Abdallah
Norman J. Abdallah
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Neil H. Thomson
Neil H. Thomson
Chief Financial Officer (Principal Financial Officer)