Form 10-K
period 2017-12-26
Del Frisco's Restaurant Group, Inc.
filed 2018-03-27
CIK 1415301

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-35611

Del Frisco’s Restaurant Group, Inc. (Exact name of registrant as specified in its charter)

Delaware	20-8453116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2900 Ranch Trail, Irving, TX	75063
(Address of principal executive offices)	(Zip code)

(469) 913-1845 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each Exchange on which registered
Common Stock, $0.001 par value per share	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐   Yes     ☒   No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐   Yes     ☒   No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒   Yes     ☐   No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth Company (as defined in Rule 12b-2 of the Exchange Act). (Check one)

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
໿
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes     ☒   No
As of June 13, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates was approximately $359.7 million.
As of March 23, 2018, 20,342,589 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.
Documents Incorporated by Reference: Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 26, 2017 are incorporated by reference in Part III of this Annual Report on Form 10-K.

i

FORWARD LOOKING STATEMENTS
Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. Forward looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward looking statements as a result of various factors. Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include, but are not limited to, the following:

•	economic conditions (including customer spending patterns);

•	our ability to compete;

•	our ability to implement our growth strategy, including opening new restaurants, operating them profitably and accelerating development of our brands;

•	customer experiences or negative publicity surrounding our restaurants;

•	pricing and deliveries of food and other supplies;

•	changes in consumer tastes and spending patterns;

•	laws and regulations affecting labor and employee benefit costs, including increases in state and federally mandated minimum wages;

•	labor shortages;

•	general financial and credit market conditions;

•	fixed rental payments and the terms of our indebtedness; and

•	other factors described in "Item 1A. Risk Factors" included elsewhere in this Annual Report.
All forward-looking statements in this report, or that are made on our behalf by our directors, officers or employees related to the information contained herein, apply only as of the date of this report or as of the date they were made. We undertake no obligation, except as required by applicable law, to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

ii

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
Our Company
We develop, own and operate three contemporary, high-end, complementary restaurants: Del Frisco’s Double Eagle Steakhouse, or the Double Eagle, Del Frisco’s Grille, or the Grille, and Sullivan’s Steakhouse, or Sullivan’s. We are a leader in the full-service steakhouse industry based on average unit volume ("AUV"), and EBITDA margin. We currently operate 53 restaurants in 23 states and the District of Columbia. Each of our three restaurant concepts offers steaks as well as other menu selections, such as chops and fresh seafood. These menu selections are complemented by an extensive, award-winning wine list. The Double Eagle, Grille and Sullivan’s are positioned within the fine dining segment and are designed to appeal to both business and local dining customers. Our Double Eagle restaurants are sited in urban locations to target customers seeking a “destination dining” experience while our Grille and Sullivan’s restaurants are intended to appeal to a broader demographic, allowing them to be located either in urban areas or in close proximity to affluent residential neighborhoods. We believe our success reflects consistent execution across all aspects of the dining experience, from the formulation of proprietary recipes to the procurement and presentation of high quality menu items and delivery of a positive customer experience.
Del Frisco’s Double Eagle Steakhouse
We believe the Del Frisco’s Double Eagle Steakhouse is one of the premier steakhouse concepts in the United States. The Del Frisco’s Double Eagle brand is defined by its menu, which includes USDA Prime grade, wet-aged and dry-aged steaks hand-cut at the time of order and a range of other high-quality offerings, including prime dry-aged lamb, fresh seafood, and signature side dishes and desserts. It is also distinguished by its “swarming service,” whereby customers are served simultaneously by multiple servers. Each restaurant has a sommelier to guide diners through an extensive, award-winning wine list and our bartenders specialize in hand-shaken martinis and crafted cocktails. Del Frisco’s Double Eagle restaurants target customers seeking a full-service, fine dining steakhouse experience. We believe the décor and ambiance, with both contemporary and classic designs, enhance our customers’ experience and differentiate Del Frisco’s Double Eagles from other upscale steakhouse concepts. We currently operate 13 Double Eagle steakhouses in nine states and the District of Columbia. These restaurants range in size from 11,000 to 24,000 square feet with seating capacity for at least 300 people. Additional Double Eagle openings are planned over the next year, and we anticipate they will range in size from 12,000 to 16,000 square feet. Annual AUVs per Double Eagle for locations open the entire year were $13.6 million for the fiscal year ended December 26, 2017. During the same period, the average check at these Double Eagle locations was $116.
Del Frisco’s Grille
We developed the Grille in 2011 to take advantage of the positioning of the Del Frisco’s brand and to provide greater potential for expansion due to its smaller size, lower build out cost and more diverse menu. The Grille is an upscale casual concept with a refreshing, modern menu that draws inspiration from bold flavors and fresh ingredients. It appeals broadly to both business and casual diners borrowing from the Del Frisco’s heritage with the same high quality Double Eagle prime aged steaks, top selling signature menu items and a broad selection of the same quality wines. In addition the Grille has an extensive menu creating new twists on American comfort classics including regional flavors and locally sourced ingredients. We believe the ambiance of the concept appeals to a wide range of customers seeking a less formal atmosphere for their dining occasions. Each Del Frisco’s Grille features a bar that is the centerpiece for a great night out. In 2017 we carried out an in depth Brand analysis with a leading third party consultant to assist us in better understanding growth opportunities and target guests. We currently operate 24 Grilles in 12 states and the District of Columbia. Additional Grille openings are planned over the next year, and we anticipate they will range in size from 6,500 to 8,000 square feet with seating capacity for at least 200 people. Annual AUVs per Grille restaurant for locations open the entire year were $4.9 million for the fiscal year ended December 26, 2017. During the same period, the average check at these Grille locations was $46.

Sullivan’s Steakhouse
Sullivan’s was created in the mid-1990’s as a complementary concept to Del Frisco’s. The Sullivan’s brand is defined by a fine dining experience at a more accessible price point, along with a vibrant atmosphere created by an open kitchen, live music and a bar area designed to be a center for social gathering and entertainment. Each Sullivan’s features fine hand-selected aged steaks, fresh seafood and a broad list of custom cocktails, along with an extensive selection of award-winning wines. We currently operate 16 Sullivan’s steakhouses in 13 states. These restaurants range in size from 7,000 to 11,000 square feet with seating capacity for at least 250 people. Annual AUVs per Sullivan’s restaurant were $3.8 million for the fiscal year ended December 26, 2017. During the same period, the average check at Sullivan’s was $65.
Site Selection and Development
We believe site selection is critical for the potential success of our restaurants. We have partnered with a third party master broker to source potential sites against a set of clear criteria for each Brand. We carefully consider growth opportunities for each of our restaurant concepts and utilize a customized approach for each concept when selecting and prioritizing markets for expansion. We perform comprehensive demographic and customer profile studies to evaluate and rationalize the trade areas and sites within each desired market. We leverage a significant number of sources to produce extensive research and analysis on the dynamics of the local area, the specific attributes of each site considered and the unit economics we believe we can realize. Our evaluation process also includes working with a third party spatial analytics company, which has developed a model to determine the most attractive locations for each of our Brands and a predictive sales model for specific sites. A Real Estate Committee, consisting of members of the Board and senior management visits, assesses and approves each site against a set of clear criteria.
For the Double Eagle brand, we focus primarily on sites in urban locations that allow us to easily access business clientele and customers seeking a premium dining experience. Many of our Double Eagle restaurants are in marquee locations, including waterfront property, popular shopping districts and active business centers. For our Grille and Sullivan’s concepts, we target sites in high traffic urban and suburban locations in close proximity to affluent residential areas. Our site assessment analysis includes three primary components: customer profiling (demographics, lifestyle segmentation, spend metrics, clustering/density analysis), trade area and site evaluation (physical inspection, competitive benchmarking, analysis of business generators/traffic patterns), and financial modeling (square footage and seat count analysis, predictive sales analytics, margin evaluations, investment cost and return metrics). Understanding our customers is an essential element of our market planning and site selection processes. We have developed a customer profile model for each of our concepts to help guide our development efforts and educate our development partners. We look for the following minimum criteria in our site trade areas:

Population(a)	Daytime Population(a)	Average HH Income		Median Age	Priority Age Blocks(b)	Traffic Counts(c)

100,000+	150,000+	$100,000	+	40+	35-44; 45-54; 55-64	40,000+

75,000+	100,000+	$75,000	+	35+	25-34; 35-44; 45-54	25,000+

75,000+	100,000+	$75,000	+	35+	35-44; 45-54	25,000+

(a)Represents the population within a customized target area generally with less than a 20-minute drive time.
(b)Represents the targeted age demographics for a prospective site.
(c)Represents the targeted average daily vehicle traffic for a prospective site.
We expect the size of new Double Eagle restaurants to range from 12,000 to 16,000 square feet, new Grille restaurants to range from 6,500 to 8,000 square feet and new Sullivan’s restaurants to range from 8,000 to 9,000 square feet. For the opening of a new restaurant, we measure our cash investment costs net of landlord contributions and equipment financing, but including pre-opening costs. We target average cash investment costs of $7.0 million to $9.0 million for a new Double Eagle and $3.5 million to $4.5 million for a new Grille or Sullivan’s. We target a cash-on-cash return of at least 30% beginning in the third operating year across our concepts with target restaurant-level EBITDA margins of between 25% and 35% for each of our three concepts.
We believe there are opportunities to open four to seven new restaurants annually, generally composed of three to four Double Eagles and one to three Grilles, with new openings of our Double Eagle concept likely serving as the primary driver of new unit growth in the near term. During the fiscal year ending on December 25, 2018, we expect to open three to four Double Eagles and two to three Grilles. It generally takes 9 to 12 months after the signing of a lease or the closing of a purchase to complete construction and open a new restaurant. Additional time is sometimes required to obtain certain government approvals, permits and licenses, such as liquor licenses.
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
Depending on the volume of each restaurant, our typical restaurant-level management team ranges from 4 to 10 people including one general manager, one executive chef and a team of assistant managers and sous chefs. We also have an experienced team of regional directors to oversee operations at multiple restaurants. To ensure that each restaurant and its employees meet our demanding performance requirements, we have developed a set of strict operational standards that are followed in all facets of our operations. For example, these standards are used to develop corporate recipes, many of which are proprietary, that are adhered to across all of our restaurants. These standards also mandate a quality control process for the menu items in each of our restaurants that our chefs and managers oversee before each shift. This quality control process includes the full preparation of each item on our menu, other than our steaks, and the testing of each of these items for presentation, taste, portion size and temperature before they are prepared for our customers. Items that do not meet our rigorous standards are re-made until they do. We believe this process of full preparation for testing differentiates us from our competition.
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
Our training programs are administered by the general manager at each restaurant and supervised by our chief people officer and a dedicated training director for each concept. This training team ensures that all new general managers have developed a comprehensive set of tools that they can use to manage their restaurant, including employee selection, performance management and wage and hourly compliance. We also require each general manager to obtain a mandatory internal certification in areas of the kitchen, dining room and bar area. Our training team also supports new restaurant openings. Each of our concepts have developed a streamlined training program that ensures employees opening a new restaurant function as a cohesive team and maintain our high operational and food preparation standards. As a result, our corporate and concept-level infrastructure supports our growth strategy, allowing us to successfully replicate our standards in new restaurants.
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
Marketing and Advertising
We believe that our commitment to providing quality food, hospitality, service and a high level of value for each price point is an effective approach to attracting customers and maintaining their loyalty. We use a variety of national, regional and local marketing and public relations techniques intended to maintain and build our customer traffic, maintain and enhance our concepts’ images and continually improve and refine our upscale experience. In addition, local restaurant marketing is important to the success of our concepts. For example, each restaurant’s general manager cultivates relationships with local businesses and luxury hotels that drive the restaurant’s business, in particular its private dining business. We also work with a national public relations firm that coordinates local firms in connection with new restaurant openings. The Double Eagle, Grille and Sullivan’s each use specific marketing and advertising initiatives to position the concepts in the applicable segment of our industry, including advertisement placement in magazines, digital advertising and social media targeting the affluent segment of the population.
Competition
The full-service steak industry and general upscale restaurant businesses are highly competitive and fragmented, and the number, size and strength of competitors vary widely by region, especially within the general upscale restaurant segment. We believe restaurant competition is based on quality of food products, customer service, reputation, restaurant décor, location, name recognition and price. Depending on the specific concept, our restaurants compete with a number of restaurants within their markets, both locally-owned restaurants and restaurants that are part of regional or national chains. The principal competitors for our Double Eagle and Sullivan’s concepts are other upscale steakhouses including local independents and chains such as Fleming’s Prime Steakhouse and Wine Bar, The Capital Grille, Smith & Wollensky, The Palm, Ruth’s Chris Steak House and Morton’s The Steakhouse. The principal competitors for our Grille concept also include other upscale chains such as Hillstone, Paul Martin’s American Grill and Earl’s Kitchen + Bar. Our concepts also compete with additional restaurants in the broader upscale dining segment.
Seasonality
Our business is subject to seasonal fluctuations comparable to most restaurants. Historically, like other restaurants in our segment, the percentage of our annual revenues earned during the first and fourth fiscal quarters has been typically higher due to holiday traffic, increased gift card purchases and redemptions and increased private dining during the year-end holiday season. In addition, we operate on a 52- or 53-week fiscal year ending the last Tuesday of each December, and our first, second and third quarters each contain 12 operating weeks with the fourth quarter containing 16 or 17 operating weeks. Starting in fiscal 2018, we will begin to use 12 periods for our fiscal reporting calendar, meaning that our first, second and third quarters will each contain 13 operating weeks with the fourth quarter containing 13 or 14 operating weeks. The fiscal years ended December 26, 2017, December 27, 2016 and December 29, 2015, which we refer to as fiscal 2017, fiscal 2016 and fiscal 2015, respectively, had 52 weeks. The following fiscal year that will end on December 25, 2018, which we refer to as fiscal 2018, will also have 52 weeks.
Intellectual Property
We have registered the names Del Frisco’s, Double Eagle Steakhouse, Sullivan’s, and Del Frisco’s Grille and have applications pending to register certain other names and logos as trade names, trademarks or service marks with the United States Patent and Trademark Office and in certain foreign countries. We have the exclusive right for use of these trademarks throughout the United States, other than with respect to the following. A third party that operates a single restaurant in Louisville, Kentucky has an exclusive license to use Del Frisco’s name within a 50-mile radius of Louisville, Kentucky. We do not have any right to any future or recurring payments from or have any affirmative payment obligations to the third party and they are responsible for all costs associated with running their respective location, including all commodity and labor costs and any risks related thereto.  In fiscal 2016, we entered into an agreement to obtain and clarify the naming rights in certain counties in Kentucky, Indiana and Ohio related to this unrelated third party for aggregate consideration of $0.6 million. We are also aware of names similar to those of our restaurants used by various third parties in certain limited geographical areas. We believe that our trade names, trademarks and service marks are valuable to the operation of our restaurants and are important to our marketing strategy.

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
Employees
As of December 26, 2017, we had approximately 4,890 employees. Many of our hourly employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. None of our employees are covered by a collective bargaining agreement. We believe that we have good relations with our employees.
Executive Officers and Key Employees
The following table sets forth certain information regarding our executive officers and certain of our key employees.
໿

Name	Age	Position
Norman J. Abdallah	55	Chief Executive Officer; Director
Neil Thomson	47	Chief Financial Officer
Brandon C. Coleman	35	President, Del Frisco's Grille
Thomas G. Dritsas	47	Vice President of Culinary & Corporate Executive Chef
William S. Martens	45	Executive Vice President, Chief Development Officer
Ray D. Risley	52	President, Del Frisco’s Double Eagle
April L. Scopa	50	Executive Vice President, Chief People Officer
Scott C. Smith	62	President, Sullivan’s
Norman J. Abdallah has served as Chief Executive Officer since November 2016. Mr. Abdallah has also served as a member of the Board since July 2012. Mr. Abdallah also served as a member of the Company’s Advisory Board from March 2011 to July 2012. Previously, Mr. Abdallah served as an Operating Partner for CIC Partners, a private equity firm, in the role of Chief Executive Officer of TM Restaurant Holdings LLC from September 2014 to September 2016 and Executive Chairman of Willies Grill & Icehouse Holdings LLC, a restaurant company, from September 2014 to October 2016. From December 2013 through September 2014, Mr. Abdallah served as Chief Executive Officer of Counter Concepts, LLC, a private equity firm. From May 2013 through December 2013, Mr. Abdallah served as interim Chief Executive Officer of Dinosaur Bar-B-Que, a restaurant operating company. Mr. Abdallah formerly served as the Chief Executive Officer of Romano’s Macaroni Grill, a restaurant operating company, from 2010 through April 2013. Prior to joining Romano’s Macaroni Grill, Mr. Abdallah served as Chief Executive Officer of Restaurants Unlimited Inc., a privately-held multi-concept restaurant company, from 2009 to 2010. Prior to joining Restaurants Unlimited, Mr. Abdallah served as the Chief Executive Officer and Co-Founder of Fired Up, Inc., the parent company of U.S.-based casual dining concept Carino’s Italian, from 1997 to 2008. Mr. Abdallah has also served as a member of the Board of Directors of California Pizza Kitchen, Inc., a restaurant operating company, from 2011 to April 2013.
Neil Thomson has served as Chief Financial Officer since May 2017. Prior to Del Frisco’s, he served as Chief Growth Officer of the Pizza Hut Asia Pacific region, a position he held from January 2017 to May 2017. Before that, Mr. Thomson served as the Chief Development Officer for Pizza Hut International from January 2014 to December 2016. Prior to that, he served for two years as the Vice President of Finance for Yum! Restaurants International, an international owner, operator and franchisor of restaurants, from January 2012 to December 2013. He also served as the CFO of Yum! Restaurants International India subcontinent business from 2007 to 2011 and at KFC UK from 2002 to 2007 he served initially as Controller and subsequently as Commercial Director. Prior to joining Yum!, Mr. Thomson held the role of Finance Director at an internet start-up company.

Mr. Thomson also served in a number of finance and supply chain roles for five years at McDonald’s UK after starting his career at KPMG in London.
Brandon C. Coleman has served as President of Del Frisco’s Grille since September 2017. Before this role, he served as Chief Marketing Officer from December 2016 until September 2017. Prior to joining our company, from 2013 to 2016, Mr. Coleman served as the Chief Executive Officer and lead management consultant for Brava Partners, a brand consulting firm, where he led engagements for over nineteen brands. Prior to Brava Partners, in 2013, Mr. Coleman served as the Chief Marketing Officer for Snapfinger, Inc., an online restaurant ordering and technology company, where he led sales, marketing and product development initiatives. Prior to Snapfinger, Inc., from 2010 to 2013, Mr. Coleman served as the Chief Marketing Officer for Romano’s Macaroni Grill, a restaurant operating company.  Prior to Macaroni Grill, from 2009 to 2010, Mr. Coleman served as the Vice President of Marketing for Restaurants Unlimited, Inc. Mr. Coleman’s career began with global advertising leader McCann Erickson NY.
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
William S. Martens was promoted to Executive Vice President and Chief Development Officer in October of 2017. Mr. Martens served as Chief Development Officer since November 2016, and previously as Vice President of Development & Construction since 2011, and is responsible for market planning, site selection, site acquisition and construction for our three concepts. Mr. Martens also oversees concept design, portfolio management and facilities operations. Mr. Martens has been with us since 2008, previously serving as our Director of Development where he managed all facets of new unit development and established the infrastructure to support our growth in new and existing markets. Before joining our company, Mr. Martens served as Vice President of Portfolio Management with Hudson Americas, LLC, from 2007 to 2008. Prior to Hudson Americas, Mr. Martens spent nine years with Yum! Brands, where he held multiple leadership roles in Finance and Development, including the position of Senior Manager of Development. In this role, he worked with senior brand leadership teams to develop market plans, define asset strategies and make capital appropriations decisions for approximately 350 new restaurants annually.
Ray D. Risley has served as President, Del Frisco’s Double Eagle since January 2017. From December 2015 to December 2016, Mr. Risley was Senior Vice President of Operations for the Grille. From October 2013 to December 2015, Mr. Risley was Vice President of Operations for Sullivan’s Steakhouse. Prior to becoming Vice President of Operations for Sullivan’s, Mr. Risley served as a Regional Manager for restaurants under all three of our brands, as well as overseeing the openings of a number of new restaurants. Prior to becoming a Regional Manager, Mr. Risley served as a Regional General Manager of Del Frisco's and Sullivan's from 2005 to the end of 2007, during which time he also assumed the role of General Manager of the Del Frisco's restaurant in New York. From 2003 to 2005, Mr. Risley served as Regional Manager for all 15 Sullivan's Steakhouse restaurants. From 2000 to 2003, Mr. Risley was District General Manager for four Sullivan's Steakhouse restaurants. Mr. Risley joined Del Frisco's Restaurant Group in 1998 as the General Manager of the Sullivan's Steakhouse restaurant in Dallas. Previously, Mr. Risley held various management positions with the Morton's chain of steakhouse restaurants, including General Manager of the Beverly Hills location and with the original Spago restaurant as the General Manager.
April L. Scopa was promoted to Executive Vice President and Chief People Officer in October 2017. Previously Ms. Scopa served as Chief People Officer, a position she held from November 2016 to October 2017, and as Vice President of People and Education from June 2011 to November 2016, and is responsible for recruiting, human resources, talent development and training strategy. Prior to joining our company, Ms. Scopa worked with Landmark Leisure Group, a national leader in entertainment development since June 2010 and served as VP of People & Development, beginning in January 2011, where she led the human resources, recruiting, new store opening development, employee relations, talent management and personnel development strategy. Prior to Landmark, Ms. Scopa spent eight years with The Capital Grille, an upscale steakhouse division of Darden Restaurants, as Director of Operations and Senior Director of Training, where her responsibilities most recently included quality of operations, people and P&L results for six locations. Prior to The Capital Grille, Ms. Scopa also worked for C.A. Muer Corporation and LongHorn Steakhouse, both in a training and operations capacity.
Scott C. Smith has served as President, Sullivan’s since January 2017. Prior to joining our company, from 2013 to 2016, Mr. Smith most recently served as the Chairman and CEO of Day Star Restaurant Group, which owns and operates Texas Land & Cattle and Lone Star Steak House restaurants. Prior to Day Star, from 2011 to 2013, Mr. Smith was Senior Vice President of Operations at Romano’s Macaroni Grill, a restaurant operating company. Prior to Romano’s Macaroni Grill, from 2009 to 2011, Mr. Smith served as Chief Operating Officer of Restaurants Unlimited and later as the President and CEO. Prior to Restaurants Unlimited, from 2008 to 2009, Mr. Smith served as the President and CEO of AMER Restaurant Group, which operated a portfolio of restaurants in Cairo, Egypt. Prior to AMER Restaurant Group, Mr. Smith served in various leadership positions in various companies throughout the restaurant industry, including Brinker International, in addition to founding, owning and operating different restaurant concepts.
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
Purchases at our restaurants are discretionary for consumers, and we are therefore susceptible to economic slowdowns. We believe that consumers generally are more willing to make discretionary purchases, including high-end restaurant meals, during favorable economic conditions. Economic uncertainty, including high unemployment and financial market volatility and unpredictability, including as a result of events similar to the recent economic recession, and the related reduction in consumer confidence, can negatively affect customer traffic and sales throughout our industry, including our segment. If the economy experiences a new downturn or there are continued uncertainties regarding U.S. budgetary and fiscal policies, including recent tax legislation, our customers, including our business clientele, may reduce their level of discretionary spending, impacting the frequency with which they choose to dine out or the amount they spend on meals while dining out. We believe the majority of our weekday revenues in our Del Frisco’s Double Eagle and Sullivan’s concepts are derived from business customers using expense accounts, and our business therefore may be affected by reduced expense account or other business-related dining by our business clientele. If business clientele were to dine less frequently at our restaurants, our business and results of operations would be adversely affected as a result of a reduction in customer traffic or average revenues per customer.
There is also a risk that if uncertain or depressed economic conditions persist for an extended period of time, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently. Difficult economic conditions and recessionary periods may have an adverse impact on our business and our financial condition. Negative economic conditions, coupled with high volatility and uncertainty as to the future global economic landscape, have at times had a negative effect on consumers' discretionary income and consumer confidence and similar impacts can be expected should such conditions recur. A decrease in discretionary spending due to decreases in consumer confidence in the economy or us, or a continued economic slowdown or deterioration in the economy, could adversely affect our business and cause us to, among other things, reduce the number and frequency of new restaurant openings, close restaurants and delay our re-modeling of existing locations.
If our restaurants are not able to compete successfully with other restaurants, our business and results of operations may be adversely affected.
Our industry is intensely competitive with respect to price, quality of service, restaurant location, ambiance of facilities and type and quality of food. A substantial number of national and regional restaurant chains and independently owned restaurants compete with us for customers, restaurant locations and qualified management and other restaurant staff. Our concepts also compete with additional restaurants in the broader upscale dining segment. Some of our competitors have greater financial and other resources, have been in business longer, have greater name recognition and are better established in the markets where our restaurants are located or where we may expand. Our inability to compete successfully with other restaurants may harm our ability to maintain acceptable levels of revenue growth, limit or otherwise inhibit our ability to grow one or more of our concepts, or force us to close one or more of our restaurants. We may also need to evolve our concepts in order to compete with popular new restaurant formats or concepts that emerge from time to time, and we cannot provide any assurance that we will be successful in doing so or that any changes we make to any of our concepts in response will be successful or not adversely affect our profitability. In addition, with improving product offerings at fast casual restaurants and casual dining restaurants combined with the effects of uncertain economic conditions and other factors, consumers may choose less expensive alternatives, which could also negatively affect customer traffic at our restaurants. Any unanticipated slowdown in demand at any of our restaurants due to industry competition may adversely affect our business and results of operations.
Our future growth depends in part on our ability to open new restaurants and operate them profitably, and if we are unable to successfully execute this strategy, our results of operations could be adversely affected.
Our financial success depends in part on management’s ability to execute our growth strategy. One key element of our growth strategy is opening new restaurants. We believe there are opportunities to open four to seven new restaurants annually, in near term, generally composed of three to four Del Frisco’s Double Eagles and one to three Grilles, with new openings of our Double Eagle concept likely serving as the primary driver of new unit growth in the near term. In fiscal 2017, we opened one Del Frisco's Double Eagle in Plano, TX and one Grille at Brookfield Place in New York City, NY.  In fiscal 2018, we expect to open three to four Double Eagles and two to three Grilles. For the opening of a new restaurant, we measure our cash investment costs net of landlord contributions and equipment financing, but including pre-opening costs. We target average cash investment costs of $7.0 million to $9.0 million for a new Double Eagle and $3.5 million to $4.5 million for a new Grille or Sullivan’s.

Our ability to open new restaurants and operate them profitably is dependent upon a number of factors, many of which are beyond our control, including:

•	finding quality site locations, competing effectively to obtain quality site locations and reaching acceptable agreements to lease or purchase sites;

•	complying with applicable zoning, land use and environmental regulations and obtaining, for an acceptable cost, required permits and approvals;

•	having adequate capital for construction and opening costs and efficiently managing the time and resources committed to building and opening each new restaurant;

•	timely hiring, training and retaining the skilled management and other employees necessary to meet staffing needs;

•	successfully promoting our new locations and competing in their markets;

•	acquiring food and other supplies for new restaurants from local suppliers; and

•	addressing unanticipated problems or risks that may arise during the development or opening of a new restaurant or entering a new market.

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
The failure to successfully accelerate development of our Del Frisco's Double Eagle Steakhouse concept could have a material adverse effect on our financial condition and results of operations.
We operated 13 Del Frisco's Double Eagle Steakhouse locations as of the end of fiscal 2017. During fiscal 2017, we began accelerating development of the Del Frisco's Double Eagle concept, and plan to annually open three to four restaurants, with new openings of our Double Eagle concept likely serving as the primary driver of new unit growth in the near term. Our ability to execute this initiative will require significant capital expenditures and management attention. If the “ramp-up” period for one or more of the new Del Frisco's Double Eagle restaurants does not meet our expectations, our operating results may be adversely affected. In addition, we are targeting restaurant-level EBITDA margins of between 25% and 35% for the Del Frisco's Double Eagle concept. However, because we face new challenges at the Del Frisco's Double Eagle restaurants as we enter new markets, our operating margins may not reach these levels, requiring us to take action, including possible changes to our pricing and menu offering strategies, and we may not be successful in recouping our increased investments in the concept. We may not be able to attract enough customers to meet targeted levels of performance at new restaurants because potential customers may be unfamiliar with our concept or the atmosphere or menu might not appeal to them. In addition, opening a new

Del Frisco's Double Eagle restaurant in one of our existing markets could reduce the revenue of our existing restaurants in that market. If we cannot successfully execute our growth strategies for the Del Frisco's Double Eagle concept, or if customer traffic generated by a Del Frisco's Double Eagle restaurant results in a decline in customer traffic at one of our other restaurants in the same market, our business and results of operations may be adversely affected..
The failure to continue to successfully develop our Grille concept could have a material adverse effect on our financial condition and results of operations.
We launched our newest concept, the Grille, in the third quarter of fiscal 2011 with the opening of our New York City location, and have grown the concept to 24 locations as of the end of fiscal 2017. Our ability to continue to succeed with this new concept will require significant capital expenditures and management attention and is subject to certain risks in addition to those of opening a new restaurant under one of our existing concepts, including customer acceptance of and competition to that concept. If the “ramp-up” period for our Grille restaurants and for our development of concepts in general does not meet our expectations, our operating results may be adversely affected. In addition, we are targeting restaurant-level EBITDA margins of between 25% and 35% for the Grille. However, because we face new challenges at the Grille as we enter new markets, we cannot provide any assurance that our operating margins will achieve these levels. As a result, we may need to adjust our pricing and menu offering strategies. We may not be successful enough to recoup our investments in the concept. There can be no assurance that we will be successful in further developing and growing the Grille or in developing and growing any other new concept to a point where it will become profitable or generate positive cash flow or that it will prove to be a platform for future expansion. We may not be able to attract enough customers to meet targeted levels of performance at new restaurants because potential customers may be unfamiliar with our concept or the atmosphere or menu might not appeal to them. Some Grille locations may even operate at a loss, which could have a material adverse effect on our overall operating results. In addition, opening a new restaurant concept such as a Grille in an existing market could reduce the revenue of our existing restaurants in that market. If we cannot successfully execute our growth strategies for the Grille, or if customer traffic generated by the Grille results in a decline in customer traffic at one of our other restaurants in the same market, our business and results of operations may be adversely affected.
Our growth, including the continued development of the Del Frisco's Double Eagle and Grille concepts, may strain our infrastructure and resources, which could delay the opening of new restaurants and adversely affect our ability to manage our existing restaurants.

We plan to continue new restaurant growth, including the continued development and promotion of the Del Frisco's Double Eagle concept. We believe there are opportunities to open four to seven restaurants annually, generally composed of three to four Double Eagles and one to three Grilles, with new openings of our Double Eagle concept likely serving as the primary driver of new unit growth in the near term. During fiscal 2018, we expect to open three to four Double Eagles and two to three Grilles. We typically target an average cash investment of approximately $7.0 million to $9.0 million per restaurant for a Double Eagle restaurant and $3.5 million to $4.5 million for a Grille or Sullivan’s, in each case net of landlord contributions and equipment financing and including pre-opening costs. In addition, we are currently “refreshing” a number of our Del Frisco’s Double Eagles and Sullivan’s to, among other things, add additional seating, a new champagne lounge, private dining space and patio seating. During fiscal 2017, we completed remodels of two Double Eagles and three Sullivan’s. We expect to complete two to four refreshes each year at an approximate cost of $0.5 million to $2.0 million per location. This growth and these investments will increase our operating complexity and place increased demands on our management as well as our human resources, purchasing and site management teams. While we have committed significant resources to expanding our current restaurant management systems, financial and management controls and information systems in connection with our recent growth, if this infrastructure is insufficient to support this expansion, our ability to open new restaurants, including the continued development and promotion of the Double Eagle and the Grille, and to manage our existing restaurants, including the expansion of our private dining business, would be adversely affected. If we fail to continue to improve our infrastructure or if our improved infrastructure fails, we may be unable to implement our growth strategies or maintain current levels of operating performance in our existing restaurants.

Our New York Del Frisco’s Double Eagle location represents a significant portion of our revenues, and any significant downturn in its business or disruption in the operation of this location could harm our business, financial condition and results of operations.
Our New York Del Frisco’s Double Eagle location represented approximately 11%, 11% and 12% of our revenues in fiscal 2017, 2016 and 2015, respectively. Accordingly, we are susceptible to any fluctuations in the business at our New York Double Eagle location, whether as a result of adverse economic conditions, negative publicity, changes in customer preferences or for other reasons. In addition, any natural disaster, prolonged inclement weather, act of terrorism or national emergency, accident, system failure or other unforeseen event in or around New York City could result in a temporary or permanent closing of this location, could influence potential customers to avoid this geographic region or this location in particular or otherwise lead to a decrease in revenues. Any significant interruption in the operation of this location or other reduction in sales could adversely affect our business and results of operations.
Negative customer experiences or negative publicity surrounding our restaurants or other restaurants could adversely affect sales in one or more of our restaurants and make our brands less valuable.
The quality of our food and our restaurant facilities are two of our competitive strengths. Therefore, adverse publicity, whether or not accurate, relating to food quality, public health concerns, illness, safety, injury or government or industry findings concerning our restaurants, restaurants operated by other foodservice providers or others across the food industry supply chain could affect us more than it would other restaurants that compete primarily on price or other factors. An unrelated restaurant in Louisville, Kentucky has the right to use, and uses, a specific registration of the Del Frisco’s name pursuant to a concurrent use agreement, as described in greater detail in “Item 1. Business”. We do not own or control the Louisville restaurant, but any adverse publicity relating to those operations could negatively affect us. In addition, although we would not be legally liable for any such failure, because the Louisville restaurant operates under one of our brand names, we may be subject to litigation as a result of the restaurant’s failure to comply with food quality, preparation or other applicable rules and regulations. If customers perceive or experience a reduction in our food quality, service or ambiance or in any way believe we have failed to deliver a consistently positive experience, the value and popularity of one or more of our concepts could suffer.
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
Our profitability depends in part on our ability to anticipate and react to changes in commodity costs, which have a substantial effect on our total costs. For example, we purchase large quantities of beef, particularly USDA prime beef and premium choice beef. Our beef costs represented approximately 33%, 32% and 34% of our food and beverage costs during fiscal 2017, 2016 and 2015, respectively, and we currently do not purchase beef pursuant to any long-term contractual arrangements with fixed pricing or use futures contracts or other financial risk management strategies to reduce our exposure to potential price fluctuations. The market for USDA prime beef and premium choice beef is particularly volatile and is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. Although we currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations, from time to time, we may opportunistically enter into fixed price beef supply contracts or contracts for other food products or consider other risk management strategies with regard to our meat and other food costs to minimize the impact of potential price fluctuations. This practice could help stabilize our food costs during times of fluctuating prices, although there can be no assurances that this will occur. However, because our restaurants feature USDA prime beef and premium choice beef, we generally expect to purchase these types of beef even if we have not entered into any such arrangements and the price increased significantly. The prices of other commodities can affect our costs as well, including corn and other grains, which are ingredients we use regularly and are also used as cattle feed and therefore affect the price of beef. Energy prices can also affect our bottom line, as increased energy prices may cause increased transportation costs for beef and other supplies, as well as increased costs for the utilities required to run each restaurant. Historically we have passed increased commodity and other costs on to our customers by increasing the prices of our menu items. While we believe these price increases did not historically affect our customer traffic, there can be no assurance additional price increases would not affect future customer traffic. If prices increase in the future and we are unable to anticipate or mitigate these increases, or if there are shortages for USDA Prime beef and premium choice beef, our business and results of operations would be adversely affected.
We depend upon frequent deliveries of food and other supplies, in most cases from a limited number of suppliers, which subjects us to the possible risks of shortages, interruptions and price fluctuations.
Our ability to maintain consistent quality throughout our restaurants depends in part upon our ability to acquire fresh products, including USDA prime beef and premium choice beef, fresh seafood, quality produce and related items from reliable sources in accordance with our specifications. In addition, we rely on one or a limited number of suppliers for certain ingredients. For example, Stock Yards, a division of U.S. Foods, Inc., is the primary supplier of the beef for all of our restaurants and has been since June 2009. This dependence on one or a limited number of suppliers, as well as the limited number of alternative suppliers of USDA prime beef and premium choice beef and quality seafood, subjects us to the possible risks of shortages, interruptions and price fluctuations in beef and seafood. If any of our suppliers is unable to obtain financing necessary to operate its business or its business is otherwise adversely affected, does not perform adequately or otherwise fails to distribute products or supplies to our restaurants, or terminates or refuses to renew any contract with us, particularly with respect to one of the suppliers on which we rely heavily for specific ingredients, we may be unable to find an alternative supplier in a short period of time or if we can, it may not be on acceptable terms. Our inability to replace our suppliers in a short period of time on acceptable terms could increase our costs or cause shortages at our restaurants that may cause us to remove certain items from a menu, increase the price of certain offerings or temporarily close a restaurant, which could adversely affect our business and results of operations.
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
The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and eating and purchasing habits. Our success depends in part on our ability to anticipate and respond quickly to changing consumer preferences, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. Shifts in consumer preferences away from upscale steakhouses or beef, which is a significant component of our Del Frisco’s Double Eagle and Sullivan’s concepts’ menus and appeal, whether as a result of economic, competitive or other factors, could adversely affect our business and results of operations.
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
Government regulation can also affect customer traffic at our restaurants. A number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information. For example, the PPACA establishes a uniform, federal requirement for restaurant chains with 20 or more locations operating under the same trade name and offering substantially the same menus to post nutritional information on their menus, including the total number of calories. The law also requires such restaurants to provide to consumers, upon request, a written summary of detailed nutritional information, including total calories and calories from fat, total fat, saturated fat, cholesterol, sodium, total carbohydrates, complex carbohydrates, sugars, dietary fiber, and total protein in each serving size or other unit of measure, for each standard menu item. The FDA is also permitted to require additional nutrient disclosures, such as trans-fat content. In 2015, our Grille concept became subject to the requirements to post nutritional information on our menus and, based on current strategic outlook, our Double Eagle concept may become subject to these requirements in the near future. The FDA compliance deadline was postponed until May 7, 2018.  We intend to comply with these requirements to the extent required for all concepts. Our compliance with the PPACA or other similar laws to which we may become subject could reduce demand for our menu offerings, reduce customer traffic and/or reduce average revenue per customer, which would have an adverse effect on our revenue. Any reduction in customer traffic related to these or other government regulations could affect revenues and adversely affect our business and results of operations.
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
All of our restaurants are located in leased premises. Many of our current leases are non-cancelable and typically have initial terms ranging from 5 to 15 years with two to four 5-year extension options. We believe that leases that we enter into in the future will be on substantially similar terms. If we were to close or fail to open a restaurant at a location we lease, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. For example, in fiscal year 2017, we paid $0.5 million to exit two Sullivan's leases, in fiscal 2016, we paid $0.9 million to exit one Sullivan’s lease, and in fiscal 2015, we paid $1.4 million to exit two Grille leases. Our obligation to continue making rental payments and fulfilling other lease obligations in respect of leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we cannot renew such a lease we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks. If we are required to make payments or otherwise perform under one of our leases after a restaurant closes or if we are unable to renew our restaurant leases, our business and results of operations could be adversely affected.
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
Payments under our operating leases account for a significant portion of our operating expenses, and we expect the new restaurants we open in the future will similarly be leased by us. Specifically, payments under our operating leases accounted for 13.7%, 13.3% and 13.2% of our restaurant operating expenses in fiscal 2017, 2016 and 2015, respectively. Our substantial operating lease obligations could have significant negative consequences, including:

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
We currently have a credit facility that provides for a revolving loan of up to $50.0 million. There were $21.5 million outstanding borrowings under this facility at December 26, 2017. We may incur substantial additional indebtedness in the future. Our credit facility, and other debt instruments we may enter into in the future, may have important consequences to us, including the following:

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
Our credit facility limits our ability to engage in these types of transactions even if we believed that a specific transaction would contribute to our future growth or improve our operating results. Our credit facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Specifically, these financial covenants require that we have a fixed charge coverage ratio of greater than 1.25 and a leverage ratio of less than 1.25. As of December 26, 2017, we were in compliance with these tests. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these provisions or our inability to comply with required financial ratios in our credit facility could result in a default under the credit facility in which case the lenders will have the right to declare all borrowings to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with the terms of the credit facility and the lenders accelerate the amounts outstanding under the credit facility our business and results of operations would be adversely affected.
Our credit facility carries floating interest rates, thereby exposing us to market risk related to changes in interest rates to the extent there are borrowings outstanding thereunder. Accordingly, our business and results of operations may be adversely affected by changes in interest rates. Assuming a one percentage point increase on our base interest rate on our credit facility and a full drawdown on the credit facility, our interest expense would increase by approximately $0.5 million over the course of 12 months.
The failure to enforce and maintain our intellectual property rights could enable others to use names confusingly similar to the names and marks used by our restaurants, which could adversely affect the value of our brands.
We have registered the names Del Frisco’s, Double Eagle Steakhouse, Sullivan’s, Del Frisco’s Grille and have applications pending to register certain other names and logos used by our restaurants as trade names, trademarks or service marks with the United States Patent and Trademark Office and in certain foreign countries. We have the exclusive right to use these trademarks throughout the United States, other than with respect to one restaurant in Louisville, Kentucky, and the 50 mile surrounding area, where an unrelated third party has the right to use a specific registration of the Del Frisco’s name in Jefferson County in Kentucky. See Item 1, Business. The success of our business depends in part on our continued ability to utilize our existing trade names, trademarks and service marks as currently used in order to increase our brand awareness. In that regard, we believe that our trade names, trademarks and service marks are valuable assets that are critical to our success. The unauthorized use or other misappropriation of our trade names, trademarks or service marks could diminish the value of our brands and restaurant concepts and may cause a decline in our revenues and force us to incur costs related to enforcing our rights. In addition, the use of trade names, trademarks or service marks similar to ours in some markets may keep us from entering those markets. While we may take protective actions with respect to our intellectual property, these actions may not be sufficient to prevent, and we may not be aware of all incidents of, unauthorized usage or imitation by others. Any such unauthorized usage or imitation of our intellectual property, including the costs related to enforcing our rights, could adversely affect our business and results of operations.
Information technology system failures or breaches of our network security, including with respect to confidential information, could interrupt our operations and adversely affect our business.
We and our third party providers rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our restaurants. Our operations depend upon our ability to protect our computer equipment and systems against damage and disruption from physical theft, fire, power loss, computer and telecommunications failure, workplace wrongdoing, or other natural disasters and catastrophic events, as well as from internal and external security breaches, viruses, worms, malware and other disruptive software and problems. Any damage or failure of our computer systems or network infrastructure or that of our third party providers that causes an interruption in our operations or theirs could have a material adverse effect on our business and results of operations and subject us to damages, loses, litigation or actions by regulatory authorities.
In addition, because the majority of our restaurant sales are by credit or debit cards, our possession of confidential information may also put us at a greater risk of being targeted by hackers. In the normal course of our business, we have been the target of malicious cyber-attack attempts, and other restaurants and retailers have experienced security breaches in which credit and debit card information of their customers has been stolen. We may also be impacted by breaches of our third-party processors. If this or another type of breach occurs at one of our restaurants, we may become subject to negative publicity as well as lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our customers’ credit or debit card information. Although no breaches have had a direct, material impact on us, we are unable to predict the direct or indirect impact of any future attacks to our business or that of our third party providers.
In addition, numerous and evolving cybersecurity threats, including advanced and persistent cyber-attacks, phishing and social engineering schemes, particularly on internet applications, could compromise the confidentiality, availability, and integrity of data in our systems. Although we employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption and intend to maintain and upgrade our security technology and operational procedures to prevent such damage, breaches or other disruptive problems, there can be no assurance that these security measures and procedures will be successful to prevent, counter or otherwise minimize these threats. Any such claim, proceeding or action by a regulatory authority, or any adverse publicity resulting from these allegations, could adversely affect our business and results of operations.
Because the techniques used to obtain unauthorized access, or to disable or degrade systems change frequently, have become increasingly more complex and sophisticated, and may be difficult to detect for periods of time, we may not anticipate these acts or respond adequately or timely. As these threats continue to evolve and increase, we may be required to devote significant additional resources in order to modify and enhance our security controls and to identify and remediate any security vulnerabilities.
We expect to offer restricted stock and other forms of stock-based compensation in the future, which have the potential to dilute stockholder value and cause the price of our common stock to decline.
As of December 26, 2017, we had awards of stock options, restricted stock and performance stock units outstanding under our equity compensation plan. In addition, we expect to offer restricted stock and performance stock units and other forms of stock-based compensation to our directors, officers and employees in the future. If the options that we issue are exercised, or any restricted stock or other awards that we may issue vests, and those shares are sold into the public market, the market price of our common stock may decline. In addition, the availability of shares of common stock for award under our equity incentive plan, or the grant of restricted stock or other forms of stock-based compensation, may adversely affect the market price of our common stock.
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

•	prevent stockholders from calling special meetings;

•	prevent the ability of stockholders to act by written consent;

•	limit the ability of stockholders to amend our certificate of incorporation and bylaws;

•	require advance notice for nominations for election to the board of directors and for stockholder proposals; and

•	establish a classified board of directors with staggered three-year terms.
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

We are no longer an “emerging growth company” and, as a result, we are subject to increased disclosure and governance requirements.
We qualified as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, through the part of fiscal 2017. We are now an accelerated filer and, as such, we are subject to certain public company requirements that did not previously apply to us. These requirements include:

•	compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•	full disclosure obligations regarding executive compensation; and

•	compliance with the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We expect that the loss of “emerging growth company” status and compliance with these additional requirements may substantially increase our legal and financial compliance costs and make some activities more time consuming and costly. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Failure to comply with these requirements could also subject us to enforcement actions by the SEC, further increase costs and divert management’s attention, damage our reputation and adversely affect our business, operating results or financial condition.
We have a material weakness in our internal control over financial reporting and our inability to remediate this weakness or otherwise implement and maintain the effectiveness of our internal control over financial reporting, or the inability of our independent registered public accounting firm to provide an unqualified report thereon could have a material adverse effect on us.
Pursuant to Section 404 of the Sarbanes-Oxley Act and the related rules adopted by the SEC and the Public Company Accounting Oversight Board, our management is required to report on the effectiveness of our internal control over financial reporting. In addition, because we no longer qualify as an “emerging growth company” under the JOBS Act, beginning with the audit of our consolidated financial statements for fiscal 2017 included in this Annual Report on Form 10-K, our independent registered public accounting firm is required, as part of an integrated audit, to attest to the effectiveness of our internal control over financial reporting under Section 404. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not detect. Further, if our independent registered public accounting firm concludes that our internal control over financial reporting is not effective, investor confidence and our stock price could decline.
In connection with our fiscal 2017 assessment of internal control over financial reporting under Section 404, we identified a material weakness in our internal control over financial reporting as a result of a control deficiency relating to management’s review and accounting treatment of the sale leaseback transaction of our Double Eagle restaurant located in Orlando, Florida completed in December 2017. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. For a discussion of our internal control over financial reporting and a description of the identified material weakness in our internal controls over financial reporting, see Item 9A. Controls and Procedures.
Although this control deficiency did not result in an adjustment to the annual consolidated financial statements as of and for the year ending December 26, 2017, if we are unable to successfully remediate the identified control deficiency, our ability to record, process and report financial information accurately could be impacted, and it may cause us to be unable to report our financial information accurately or on a timely basis. Any of the foregoing could subject us to adverse regulatory consequences, including an investigation and enforcement action by the SEC or violations of Nasdaq listing rules, result in a breach of the covenants under our financing arrangements or have other adverse effects. There also could be a negative reaction in the financial markets, whether as a result of a loss of investor confidence in us, in the accuracy, completeness and reliability of our consolidated financial statements, or otherwise, and could materially adversely affect us and lead to a decline in the price of our common stock.
Our reported financial results may be adversely affected by changes in accounting principles applicable to us.
Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. For example, the FASB, together with the International Accounting Standards Board, has issued a comprehensive set of changes in accounting for leases. The lease accounting model is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rent payment obligations), which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. All of our restaurant leases are accounted for as operating leases, with no related assets and liabilities on our balance sheet. However, changes in lease accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance. Any such change could have a significant effect on our reported financial results.

Item 1B.     Unresolved Staff Comments
None.

Item 2.    Properties
We currently operate 53 restaurants across 23 states and the District of Columbia. We currently lease all of our restaurants, of which the majority provide for minimum annual rents with some containing percentage-of-sales rent provisions, against which the minimum rent may be applied. Typically, our lease terms are 5 to 15 years at initiation, with two to four 5-year extension options. None of our restaurant leases can be terminated early by the landlord other than as is customary in the context of a breach or default under the applicable lease.

Opening Date	City	State	Lease/Own
Del Frisco’s Double Eagle Steakhouse
April 1996	Fort Worth	Texas	Lease
January 1997	Denver	Colorado	Lease
March 2000	New York	New York	Lease
July 2000	Las Vegas	Nevada	Lease
May 2007	Charlotte	North Carolina	Lease
November 2007	Houston	Texas	Lease
November 2008	Philadelphia	Pennsylvania	Lease
April 2011	Boston	Massachusetts	Lease
December 2012	Chicago	Illinois	Lease
September 2014	Washington D.C.		Lease
August 2015	Orlando	Florida	Lease(1)
September 2016	Dallas	Texas	Lease
May 2017	Plano	Texas	Lease

Del Frisco’s Grille
August 2011	New York	New York	Lease
November 2011	Dallas	Texas	Lease
July 2012	Washington D.C.		Lease
October 2012	Atlanta	Georgia	Lease
March 2013	Houston	Texas	Lease
July 2013	Santa Monica	California	Lease
October 2013	Fort Worth	Texas	Lease
December 2013	Chestnut Hill	Massachusetts	Lease
December 2013	Southlake	Texas	Lease
June 2014	Burlington	Massachusetts	Lease
August 2014	Irvine	California	Lease
September 2014	North Bethesda	Maryland	Lease
November 2014	Tampa	Florida	Lease
December 2014	Pasadena	California	Lease
May 2015	The Woodlands	Texas	Lease
June 2015	Plano	Texas	Lease
August 2015	Stamford	Connecticut	Lease
September 2015	Little Rock	Arkansas	Lease
September 2015	Hoboken	New Jersey	Lease
November 2015	Cherry Creek	Colorado	Lease
June 2016	Huntington	New York	Lease
October 2016	Nashville	Tennessee	Lease
November 2016	Brentwood	Tennessee	Lease
June 2017	New York	New York	Lease

Sullivan’s Steakhouse
May 1996	Austin	Texas	Lease
November 1996	Indianapolis	Indiana	Lease
October 1997	Baton Rouge	Louisiana	Lease
December 1997	Wilmington	Delaware	Lease
January 1998	Charlotte	North Carolina	Lease
September 1998	Anchorage	Alaska	Lease

Opening Date	City	State	Lease/Own
Sullivan’s Steakhouse (cont.)
September 1998	King of Prussia	Pennsylvania	Lease
December 1998	Naperville	Illinois	Lease
January 1999	Palm Desert	California	Lease(2)
June 1999	Chicago	Illinois	Lease
August 1999	Raleigh	North Carolina	Lease
December 2000	Tucson	Arizona	Lease
July 2007	Omaha	Nebraska	Lease
July 2008	Leawood	Kansas	Lease
November 2008	Lincolnshire	Illinois	Lease(3)
February 2009	Baltimore	Maryland	Lease

(1)
During the fourth quarter of fiscal 2017, we executed sale leaseback transaction for our Del Frisco's Double Eagle restaurant, located in Orlando, Florida. See note 4 in the notes to our consolidated financial statements.

(2)	Current lease term expires on November 30, 2018. We have two remaining five-year option periods available that have not yet been exercised.

(3)	Current lease term expires on November 30, 2018. We have four remaining five-year option periods available that have not yet been exercised.
Our corporate headquarters is located in Irving, Texas. We lease the property for our corporate headquarters.

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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder matters and Issuer Purchases of Equity Securities
Information Regarding our Common Stock
Our common stock is listed on the Nasdaq Global Select Market under the symbol “DFRG”. The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as quoted by the Nasdaq Global Select Market.໿

		Sales Price Per Share
		High	Low
2017
	First Quarter (December 28, 2016 - March 21, 2017)	$18.10	$15.80
	Second Quarter (March 22, 2017 - June 13, 2017)	$18.80	$16.35
	Third Quarter (June 14, 2017 - September 5, 2017)	$16.75	$13.75
	Fourth Quarter (September 6, 2017 - December 26, 2017)	$15.95	$11.70
2016
	First Quarter (December 30, 2015 - March 22, 2016)	$17.15	$14.10
	Second Quarter (March 23, 2016 - June 14, 2016)	$16.86	$14.42
	Third Quarter (June 15, 2016 - September 6, 2016)	$16.10	$14.05
	Fourth Quarter (September 7, 2016 - December 27, 2016)	$18.50	$13.01
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
The closing sale price of a share of our common stock, as reported by the Nasdaq Global Select Market, on March 23, 2018, was $14.40. As of March 23, 2018, there were three holders of record of our common stock, not including beneficial owners of shares registered in nominee or street name.
Issuer Purchases of Equity Securities
On October 14, 2014, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $25 million of our common stock over the next three years. On February 15, 2017, our Board of Directors increased the authorized capacity under our existing stock repurchase program to $50 million of our common stock from that date forward and is not part of the defined term. Under this program, we can from time to time purchase outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The common stock repurchase program does not obligate us to repurchase any dollar amount or number of shares. The Company fully utilized the availability under the repurchase program in November 2017. Over the life of the program, we repurchased 3,630,390 shares of our common stock at an aggregate cost of approximately $57.8 million and an average price per share of $15.93.
The following table provides information with respect to our purchases of shares of our common stock during the fourth quarter of fiscal 2017:໿

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
September 6 - October 3, 2017	—	$—	—	$11,312,927
October 7 - October 31, 2017	540,349	13.29	540,349	4,131,150
November 1 - November 28, 2017	296,026	13.96	296,026	—
November 29 - December 26, 2017	—	—	—	—
Total	836,375	$13.53	836,375

On February 27, 2018, our Board of Directors provided authority for up to $50 million to be utilized for the repurchase of our common stock. Under this program, we can from time to time purchase outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors.
Performance Graph
The following table and graph shows the cumulative total stockholder return on our Common Stock with the S&P 500 Stock Index, the S&P Small Cap 600 Index and the Dow Jones U.S. Restaurants & Bars Index, in each case assuming an initial investment of $100 on December 24, 2012 and full dividend reinvestment.
CUMULATIVE TOTAL RETURN
Assuming an investment of $100 and reinvestment of dividends

$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
12/24/2012
12/31/2013
12/30/2014
12/29/2015
12/27/2016
12/26/2017
Del Frisco's Restaurant Group, Inc.
S&P 500 Stock Index
S&P SmallCap 600 Index
Dow Jones U.S. Restaurants & Bars Index

	12/24/2012	12/31/2013	12/30/2014	12/29/2015	12/27/2016	12/26/2017
Del Frisco's Restaurant Group, Inc.	$100.00	$153.75	$152.97	$105.61	$113.83	$100.78
S&P 500 Stock Index	$100.00	$129.56	$145.82	$145.68	$159.03	$187.89
S&P SmallCap 600 Index	$100.00	$140.36	$147.64	$144.98	$179.22	$198.30
Dow Jones U.S. Restaurants & Bars Index	$100.00	$125.21	$129.61	$156.33	$162.12	$193.04
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

Item 6.    Selected Financial Data
The following table sets forth certain of our historical financial data. Other than with respect to the Operating Data, we have derived the selected historical consolidated financial data set forth below for fiscal years 2013 through 2017 from our audited consolidated financial statements and the related notes. Not all periods shown below are discussed in this Annual Report on Form 10-K. You should read this information together with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future performance.໿

	Fiscal Year Ended(1)
(Amounts in thousands, except per share data)	December 26, 2017	December 27, 2016	December 29, 2015	December 30, 2014	December 31, 2013
Income Statement Data:
Revenues	$361,431	$351,681	$331,612	$301,805	$271,806
Costs and expenses:
Costs of sales	103,976	99,181	95,963	90,990	82,209
Restaurant operating expenses (excluding depreciation and amortization shown separately below)	177,170	169,300	156,337	137,695	121,825
Insurance recovery(2)	(1,073)	—	—	—	—
Marketing and advertising costs	8,393	8,260	7,745	6,169	5,663
Pre-opening costs	2,182	3,446	5,228	4,735	3,758
General and administrative costs	28,421	25,131	23,111	20,537	17,421
Donations	836	—	—	—	—
Consulting project costs	2,786	—	—	—	—
Reorganization severance	1,072	793	—	—	—
Lease termination and closing costs	538	1,031	1,386	—	—
Secondary public offering costs	—	—	—	5	1,024
Public offering transaction bonuses	—	—	—	—	8,355
Impairment charges(3)	37,053	598	3,248	3,536	2,360
Depreciation and amortization	23,399	18,865	16,776	13,598	11,300
Total costs and expenses	384,753	326,605	309,794	277,265	253,915
Insurance settlements	1,153	—	—	—	—
Operating (loss) income	(22,169)	25,076	21,818	24,540	17,891
Other income (expense), net:
Interest, net of capitalized interest	(783)	(70)	(77)	(113)	(72)
Other	(1,439)	(432)	(236)	(107)	(51)
(Loss) income before income taxes	(24,391)	24,574	21,505	24,320	17,768
Income tax (benefit) expense(4)	(12,934)	6,808	5,507	7,723	5,556
Net (loss) income	$(11,457)	$17,766	$15,998	$16,597	$12,212

Net (loss) income per average common share:
Basic:	$(0.53)	$0.76	$0.68	$0.71	$0.51
Diluted:	$(0.53)	$0.76	$0.68	$0.70	$0.51

Weighted-average number of common shares outstanding:
Basic:	21,570	23,322	23,380	23,518	23,780
Diluted:	21,570	23,435	23,517	23,740	23,852
໿

(Amounts in thousands)	December 26, 2017	December 27, 2016	December 29, 2015	December 30, 2014	December 31, 2013
Balance Sheet Data (at end of period):
Cash and cash equivalents	$4,594	$14,622	$5,176	$3,520	$13,674
Working capital (deficit)(4)	$(14,829)	$(4,396)	$(10,390)	$(2,106)	$8,048
Total assets	$326,787	$370,782	$346,655	$319,666	$288,651
Long-term debt	$24,477	$—	$4,500	$—	$—
Total stockholders' equity	$189,087	$246,366	$227,699	$210,983	$196,783
໿

	Fiscal Year Ended(1)
(Amounts in thousands)	December 26, 2017	December 27, 2016	December 29, 2015	December 30, 2014	December 31, 2013
Other Financial Data:
Net cash provided by operating activities	$38,065	$49,815	$45,868	$42,766	$29,392
Net cash used in investing activities	$(23,929)	$(34,168)	$(46,530)	$(47,956)	$(31,462)
Net cash (used in) provided by financing activities	$(24,164)	$(6,201)	$2,318	$(4,964)	$4,981
Capital Expenditures	$39,426	$36,698	$46,150	$47,491	$31,326

Operating Data:
Total Restaurants (at end of period)	53	53	50	46	40
Total comparable restaurants (at end of period(5))	46	41	37	35	30
Average sales per comparable restaurant	$6,630	$7,229	$7,396	$7,563	$7,622
Percentage change in comparable restaurant sales(3)	(2)%	(0.8)%	(0.6)%	1.9%	1.3%

(1)
We utilize a 52- or 53-week accounting period which ends on the last Tuesday of December. The fiscal years ended December 26, 2017, December 27, 2016, December 29, 2015 and December 30, 2014 each had 52 weeks. The fiscal year ended December 31, 2013 had 53 weeks.

(2)	Insurance recovery represent amounts recovered from property damage in the fiscal year ended December 26, 2017 at two Sullivan's locations.

(3)
We incurred $13.4 million in impairment charges related to the goodwill and indefinite-lived intangible assets of our Sullivan’s reporting unit, $23.6 million in impairment charges related to one Double Eagle, four Grille and one Sullivan's locations in connection with our decision to close the Grille and Sullivan’s locations. See note 2 in the notes to our consolidated financial statements.

(4)
The $12.9 million income tax benefit was primarily attributable to permanent differences as a result of goodwill impairment and The Tax Cuts and Jobs Act, which permanently reduced the maximum federal corporate income tax rate from 35% to 21%. See note 5 in the notes to our consolidated financial statements.

(5)	Defined as total current assets minus total current liabilities.

(6)
We consider a restaurant to be comparable in the first full fiscal quarter following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Del Frisco’s Restaurant Group, Inc. develops, owns and operates three contemporary, high-end, complementary restaurants: Del Frisco’s Double Eagle Steakhouse, Del Frisco’s Grille and Sullivan’s Steakhouse. We currently operate 53 restaurants in 23 states and the District of Columbia. Of the 53 restaurants we operated as of the end of the period covered by this report, there are 13 Double Eagle restaurants, 24 Grille restaurants and 16 Sullivan’s restaurants. During fiscal 2017, we opened one Double Eagle in Plano, TX and one Grille at Brookfield Place in New York City, NY.

Our Growth Strategies and Outlook. Our growth model is comprised of the following three primary drivers:

•
Pursue Disciplined Restaurant Growth. We believe that there are significant opportunities to grow our concepts on a national and international basis in both existing and new markets, where we believe we can generate attractive unit-level economics, which we view as the most significant driver of future growth.  Given the importance of this growth driver, we have invested in and made improvements to our site selection and approval processes in 2017, including through the use of third party advisors. We have partnered with a third party master broker to source potential sites against a set of clear criteria for each Brand. Our evaluation process now includes working with a third party spatial analytics company, who have developed a model to determine the most attractive locations for each of our Brands and a predictive sales model for specific sites.  We have also formed a Real Estate Committee, consisting of members of the Board and the senior management, which visits, assesses and approves each site. While we do not believe it is possible to guarantee every site will meet its expected returns, we expect these process improvements to increase the probability of a site meeting its financial return on investment hurdles. We believe our concepts’ complementary market positioning and ability to coexist in the same markets, coupled with our flexible unit models and robust site assessment and approval processes, will allow us to expand each of our three concepts into a greater number of locations.

•
Grow Existing Revenue. We will continue to pursue opportunities to increase the sales at our existing restaurants. In 2017 we engaged third party consultants to assist us in better understanding our Brands' growth opportunities and our target guests.  We believe that this analysis will enable us to make menu, marketing and operational improvements to increase restaurant unit volumes.

•
Maintain Margins Throughout Our Growth. We will continue to aggressively protect our margins using economies of scale, including marketing and purchasing synergies between our concepts and leveraging our corporate infrastructure as we continue to open new restaurants.

We believe there are opportunities to open four to seven new restaurants annually, generally composed of three to four Double Eagles and one to three Grilles, with new openings of our Double Eagle concept likely serving as the primary driver of new unit growth in the near term. During fiscal 2018, we expect to open three to four Double Eagles and two to three Grilles. See Item 1, Business for a discussion of our targeted average cash investment for each concept and other information regarding the opening of a new location.
Performance Indicators. We use the following key metrics in evaluating the performance of our restaurants:

•
Comparable Restaurant Sales Growth. We consider a restaurant to be comparable during the first full fiscal quarter following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 46 and 41 restaurants at December 26, 2017 and December 27, 2016, respectively.

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

•
Adjusted EBITDA Margin. Adjusted EBITDA margin represents net (loss) income before interest, income taxes and depreciation and amortization plus the sum of certain non-operating expenses, including pre-opening costs, impairment charges, lease termination and closing costs, third-party lease guarantee payments, donations and insurance settlements, as a percentage of our revenues. This non-GAAP operating measures is useful to both management and investors, where by monitoring and controlling our adjusted EBITDA margins, we can gauge the overall profitability of our Company.

•
Restaurant-Level EBITDA and Restaurant-Level EBITDA Margin. Restaurant-level EBITDA represents operating income (loss) before pre-opening costs, general and administrative costs, donations, consulting project costs, reorganization severance costs, lease termination and closing costs, depreciation and amortization, impairment charges and insurance settlements. Restaurant-level EBITDA margin represents Restaurant-level EBITDA as a percentage of our revenues. These non-GAAP operating measures are useful to both management and investors because they represent one means of gauging the overall profitability of our recurring and controllable core restaurant operations for each segment, and all segments at a consolidated level. These measures are not however indicative of our overall results, nor does restaurant-level profit accrue directly to the benefit of stockholders, primarily due to the exclusion of corporate-level expenses. See note 12 in the notes to our consolidated financial statements for a reconciliation of restaurant-level EBITDA to operating income at a consolidated level.

Our business is subject to seasonal fluctuations. Historically, the percentage of our annual revenues earned during the first and fourth fiscal quarters has been higher due, in part, to increased gift card redemptions and increased private dining during the year-end holiday season, respectively. In addition, we operate on a 52- or 53-week fiscal year ending the last Tuesday of each December, and our first, second and third quarters each contain 12 operating weeks with the fourth quarter containing 16 or 17 operating weeks. Starting in fiscal 2018, we will begin to use 12 periods for our fiscal reporting calendar, meaning that our first, second and third quarters will each contain 13 operating weeks with the fourth quarter containing 13 or 14 operating weeks. As many of our operating expenses have a fixed component, our operating income and operating income margin have historically varied significantly from quarter to quarter. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year.
Key Financial Definitions
Revenues. Revenues consist primarily of food and beverage sales at our restaurants, net of any discounts, such as management meals and employee meals, associated with each sale. Additionally, revenues are net of the cost of loyalty points earned associated with sales made to customers in our loyalty program. Revenues also include breakage income associated with gift cards. In fiscal 2017 and 2016, food comprised 70% and 68% of food and beverage sales with beverage comprising the remaining 30% and 32%, respectively. Revenues are directly influenced by the number of operating weeks in the relevant period and comparable restaurant sales growth. Comparable restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. Comparable restaurant sales growth is primarily influenced by the number of customers eating in our restaurants, which is influenced by the popularity of our menu items, competition with other restaurants in each market, our customer mix and our ability to deliver a high quality dining experience, and the average check, which is driven by menu mix and pricing.
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
Pre-opening Costs. Pre-opening costs are costs incurred prior to opening a restaurant, and primarily consist of manager salaries, relocation costs, recruiting expenses, employee payroll and related training costs for new employees, including rehearsal of service activities, as well as non-cash lease costs incurred prior to opening. In addition, pre-opening expenses include marketing costs incurred prior to opening as well as meal expenses for entertaining local dignitaries, families and friends. Pre-opening costs can vary significantly from site to site, primarily due to the variability in non-cash lease costs at different restaurant locations. Excluding non-cash lease costs, we currently target pre-opening costs of $1.0 million for Double Eagle openings and $0.7 million for Grille and Sullivan’s openings.
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
Results of Operations
The following table sets forth certain statements of income data for the periods indicated:

	Fiscal Year Ended
(Amounts in thousands)	December 26, 2017		December 27, 2016		December 29, 2015
Revenues	$361,431	100.0%	$351,681	100.0%	$331,612	100.0%
Costs and expenses:
Costs of sales	103,976	28.8%	99,181	28.2%	95,963	28.9%
Restaurant operating expenses	177,170	49.0%	169,300	48.1%	156,337	47.1%
Insurance recovery	(1,073)	-0.3%	—	0.0%	—	0.0%
Marketing and advertising costs	8,393	2.3%	8,260	2.3%	7,745	2.3%
Pre-opening costs	2,182	0.6%	3,446	1.0%	5,228	1.6%
General and administrative costs	28,421	7.9%	25,131	7.1%	23,111	7.0%
Donations	836	0.2%	—	0.0%	—	0.0%
Consulting project costs	2,786	0.8%	—	0.0%	—	0.0%
Reorganization severance	1,072	0.3%	793	0.2%	—	0.0%
Lease termination and closing costs	538	0.1%	1,031	0.3%	1,386	0.4%
Impairment charges	37,053	10.3%	598	0.2%	3,248	1.0%
Depreciation and amortization	23,399	6.5%	18,865	5.4%	16,776	5.1%
Total costs and expenses	384,753	106.5%	326,605	92.9%	309,794	93.4%
Insurance settlements	1,153	0.3%	—	0.0%	—	0.0%
Operating (loss) income	(22,169)	-6.1%	25,076	7.1%	21,818	6.6%
Other income (expense), net:
Interest, net of capitalized interest	(783)	-0.2%	(70)	0.0%	(77)	0.0%
Other	(1,439)	-0.4%	(432)	-0.1%	(236)	-0.1%
(Loss) income before income taxes	(24,391)	-6.7%	24,574	7.0%	21,505	6.5%
Income tax (benefit) expense	(12,934)	-3.6%	6,808	1.9%	5,507	1.7%
Net (loss) income	$(11,457)	-3.2%	$17,766	5.1%	$15,998	4.8%

Fiscal Year Ended December 26, 2017 (52 weeks) Compared to Fiscal Year Ended December 27, 2016 (52 weeks)
The following tables show our operating results by operating segment, as well as our operating results as a percentage of revenues, for the fiscal years ended December 26, 2017 and December 27, 2016.

	Fiscal Year Ended December 26, 2017
(Amounts in thousands except operating weeks)	Del Frisco's		Grille		Sullivan's		Consolidated
Revenues	$176,713	100.0%	$117,114	100.0%	$67,604	100.0%	$361,431	100.0%
Costs and expenses:
Cost of sales	52,944	30.0%	30,673	26.2%	20,359	30.1%	103,976	28.8%
Restaurant operating expenses:
Labor	41,935	23.7%	39,163	33.4%	19,800	29.3%	100,898	27.9%
Operating expenses	18,846	10.7%	15,849	13.5%	9,929	14.7%	44,624	12.3%
Occupancy	12,511	7.1%	13,216	11.3%	4,848	7.2%	30,575	8.5%
Restaurant operating expenses	73,292	41.5%	68,228	58.3%	34,577	51.1%	176,097	48.7%
Marketing and advertising costs	3,568	2.0%	2,750	2.3%	2,075	3.1%	8,393	2.3%
Restaurant-level EBITDA	$46,909	26.5%	$15,463	13.2%	$10,593	15.7%	$72,965	20.2%

Restaurant operating weeks	655		1,221		858		2,734
Average weekly volume	$270		$96		$79		$132

	Fiscal Year Ended December 27, 2016
(Amounts in thousands except operating weeks)	Del Frisco's		Grille		Sullivan's		Consolidated
Revenues	$166,885	100.0%	$106,999	100.0%	$77,797	100.0%	$351,681	100.0%
Costs and expenses:
Cost of sales	48,968	29.3%	27,351	25.6%	22,862	29.4%	99,181	28.2%
Restaurant operating expenses:
Labor	38,253	22.9%	35,146	32.8%	23,033	29.6%	96,432	27.4%
Operating expenses	18,366	11.0%	14,618	13.7%	11,641	15.0%	44,625	12.7%
Occupancy	11,080	6.6%	11,555	10.8%	5,608	7.2%	28,243	8.0%
Restaurant operating expenses	67,699	40.6%	61,319	57.3%	40,282	51.8%	169,300	48.1%
Marketing and advertising costs	3,341	2.0%	2,448	2.3%	2,471	3.2%	8,260	2.3%
Restaurant-level EBITDA	$46,877	28.1%	$15,881	14.8%	$12,182	15.7%	$74,940	21.3%

Restaurant operating weeks	620		1,079		936		2,635
Average weekly volume	$269		$99		$83		$133
Revenues. Consolidated revenues increased $9.8 million, or 2.8%, to $361.4 million in fiscal 2017 from $351.7 million in fiscal 2016. This increase was due to 99 net additional operating weeks in fiscal 2017 resulting from two new restaurant openings. This increase was partially offset by decreased revenue at our comparable restaurants, and the closure of the Seattle, Washington and Houston, Texas Sullivan's restaurants. Comparable restaurant sales decreased 2.0%, comprised of 1.8% decrease in customer counts and 0.2% decrease in average check.
Del Frisco’s Double Eagle revenues increased $9.8 million, or 5.9%, to $176.7 million in fiscal 2017 from $166.9 million in fiscal 2016. This increase was primarily due to 35 additional operating weeks resulting from one new restaurant opening in Plano, Texas, partially offset by 0.1% decrease in comparable restaurant sales, comprised of a 0.2% decrease in customer counts, partially offset by a 0.1% increase in average check.
The Grille’s revenues increased $10.1 million, or 9.5%, to $117.1 million in fiscal 2017 from $107.0 million in fiscal 2016. This increase was driven by 142 net additional operating weeks resulting from one new restaurant opening at Brookfield Place in New York City, NY and the full year impact of three restaurants opened in fiscal 2016. This increase was partially offset by a 1.9% decrease in total comparable restaurant sales, comprised of a 1.8% decrease in average check and by a 0.1% decrease in customer counts.

Sullivan’s revenues decreased $10.2 million, or 13.1%, to $67.6 million in fiscal 2017 from $77.8 million in fiscal 2016.The decrease in revenues was primarily due to the loss of 78 operating weeks due to the closure of the Seattle, Washington and Houston, Texas Sullivan’s restaurants during the second quarter of 2017, and a decrease in comparable restaurant sales. Comparable restaurant sales decreased by 6.3%, comprised of a 7.0% decrease in customer counts, partially offset by a 0.7% increase in average check. The decrease in comparable restaurant sales was primarily due to eliminating lunch at selected Sullivan's restaurants, beginning during the second quarter of 2017.
Cost of Sales. Consolidated cost of sales increased $4.8 million, or 4.8%, to $104.0 million in fiscal 2017 from 99.2 million in fiscal 2016. This increase was primarily due to an additional 99 net operating weeks in fiscal 2017, as discussed above. As a percentage of consolidated revenues, consolidated cost of sales increased to 28.8% in fiscal 2017 from 28.2% in fiscal 2016.
As a percentage of revenues, Del Frisco’s Double Eagle cost of sales increased to 30.0% during fiscal 2017 from 29.3% in fiscal 2016. This increase in cost of sales, as a percentage of revenues, was primarily due to higher beef, seafood, and wine costs.
As a percentage of revenues, the Grille’s cost of sales increased to 26.2% during fiscal 2017 from 25.6% in fiscal 2016. This increase in cost of sales, as a percentage of revenues, was primarily due to higher beef costs partially offset by lower seafood and wine costs.
As a percentage of revenues, Sullivan’s cost of sales increased to 30.1% during fiscal 2017 from 29.4% in fiscal 2016. This increase in cost of sales, as a percentage of revenues, was primarily due to higher beef and seafood costs, partially offset by lower wine costs.
Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $6.8 million, or 4.0%, to $176.1 million in fiscal 2017 from $169.3 million in fiscal 2016.  This increase was primarily due to an additional 99 net operating weeks in fiscal 2017, as discussed above. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 49.0% in fiscal 2017 from 48.1% in fiscal 2016.
As a percentage of revenues, Del Frisco’s Double Eagle restaurant operating expenses increased to 41.5% during fiscal 2017 from 40.6% in fiscal 2016. This increase in restaurant operating expenses, as a percentage of revenues, was due to higher occupancy, labor costs and other restaurant operating costs.
As a percentage of revenues, the Grille’s restaurant operating expenses increased to 58.3% during fiscal 2017 from 57.3% in fiscal 2016. This increase in restaurant operating expenses, as a percentage of revenues, was due to higher labor, occupancy and other restaurant operating costs.
As a percentage of revenues, Sullivan’s restaurant operating expenses decreased to 51.1% during fiscal 2017 from 51.8% in fiscal 2016.  This decrease in restaurant operating expenses, as a percentage of revenues, was due to lower labor and occupancy and other restaurant operating costs.
Marketing and Advertising Costs. Consolidated marketing and advertising costs increased by $0.1 million, or 1.6%, to $8.4 million in fiscal 2017 from $8.3 million in fiscal 2016. As a percentage of consolidated revenues, consolidated marketing and advertising costs remained at 2.3% in fiscal 2017 compared to fiscal 2016.
As a percentage of revenues, Del Frisco’s Double Eagle marketing and advertising costs remained at 2.0% in fiscal 2017 compared to fiscal 2016.
As a percentage of revenues, the Grille’s marketing and advertising costs remained at 2.3% in fiscal 2017 compared to fiscal 2016.
As a percentage of revenues, Sullivan’s marketing and advertising costs decreased to 3.1% in fiscal 2017 from 3.2% in fiscal 2016. The decrease in marketing and advertising costs, as a percentage of revenues, was primarily due to lower print and other advertising costs, partially offset by higher outdoor media and local advertising costs.
Pre-opening Costs. Pre-opening costs decreased $1.3 million to $2.2 million in fiscal 2017 from $3.4 million in fiscal 2016. We opened one Double Eagle and one Grille in fiscal 2017 compared to one Double Eagle and three new Grilles which were opened in fiscal 2016. The relocated Dallas Del Frisco’s Double Eagle was treated as a new restaurant opening and incurred customary pre-opening expenses in preparation for the opening of the restaurant.
General and Administrative Expenses. General and administrative expenses increased $3.3 million, or 13.1%, to $28.4 million in fiscal 2017 from $25.1 million in fiscal 2016. This increase was primarily related to additional compensation costs related to growth in the number of restaurant support center and regional management-level personnel to support recent and anticipated growth and marketing efforts, and professional fees primarily driven by increased fees associated with the year-end integrated audit of our consolidated financial statements in connection with losing our “emerging growth company status. As a percentage of revenues, general and administrative expenses increased to 7.9% in fiscal 2017 from 7.1% in fiscal 2016. General and administrative costs are expected to continue to increase as a result of costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.
Donations. Donations were $0.8 million in fiscal 2017 and were primarily related to donations to the Houston area food bank to support victims affected by Hurricane Harvey in the third quarter of 2017. Donations were minimal in fiscal 2016.
Consulting Project Costs. Consulting project costs were $2.8 million in fiscal 2017. These costs are primarily related to consumer insight research supporting the Grille restaurants, and to a lesser extent supporting the Double Eagle and Sullivan's restaurants, and we expect minimal such costs after fiscal 2017. No such costs were incurred in fiscal 2016.
Reorganization Severance. Reorganization severance costs were $1.1 million and in fiscal 2017 and $0.8 million in fiscal 2016. These costs are primarily related to the costs associated with replacing certain employees in leadership positions as a part of strategic initiatives effected by our executive leadership team, we expect minimal such costs after fiscal 2017.
Lease termination and closing costs. In conjunction with closing two Sullivan's restaurants, in fiscal 2017, we incurred $0.5 million in lease termination costs.  During the fourth quarter of fiscal 2016, we decided to close the Seattle Sullivan’s location by March 31, 2017. In conjunction with this anticipated closing, in fiscal 2016, we incurred $0.9 million in lease termination costs, and additional $0.1 million in closing costs related to prior year closures.
Impairment Charges. During fiscal 2017, we determined that the carrying values of our goodwill and indefinite-lived intangible assets related to Sullivan’s concept exceeded their fair values based on estimated future cash flows that would be generated by Sullivan's restaurants. Therefore, we recorded a non-cash impairment charge of $13.4 million, of which $0.3 million is related to trade name, which primarily represents the difference between the carrying value of the goodwill for Sullivan's concept and its estimated fair value. This amount is included in impairment charges in the consolidated statements of operations and comprehensive (loss) income.
During the fourth quarter of fiscal 2017, we determined that the carrying values of one Double Eagle, four Grille and one Sullivan's locations exceeded their estimated future cash flows, due in part by our determination to close the Grille and Sullivan's locations, and recognized a combined, $23.6 million impairment charge. This charge was based on the difference between the carrying values of the restaurant assets and the estimated fair values of leasehold improvements, furniture and restaurant equipment that may be transferred to other restaurant locations. During the fourth quarter of fiscal 2016, we determined that the carrying values of two Sullivan's locations exceeded their estimated future cash flows, due in part by our determination to close these locations, and recognized a combined $0.6 million impairment charge. This charge was based on the difference between the carrying values of the restaurant assets and the estimated fair values of leasehold improvements, furniture and restaurant equipment that may be transferred to other restaurant locations. See notes 1 and 3 to our consolidated financial statements.
Depreciation and Amortization. Depreciation and amortization increased $4.5 million, or 24%, to $23.4 million in fiscal 2017 from $18.9 million in fiscal 2016. The increase in depreciation and amortization expense primarily resulted from new assets related to two restaurants opened in fiscal 2017 and four restaurants opened in fiscal 2016, as well as for existing restaurants that were remodeled during fiscal 2017 and fiscal 2016.
Interest Expense. Interest expense increased to $0.8 million in 2017, net of nominal capitalized interest from $0.1 million in 2016. The increase in interest expense primarily resulted from increased borrowings from our revolving credit facility during fiscal 2017.
Provision (Benefit) for Income Taxes. The effective income tax rate had a negative rate of 53.0% in fiscal 2017 and 27.7% in fiscal 2016. The change in the effective tax rate resulted in income tax benefit of $12.9 million in fiscal 2017 compared to income tax expense of $6.8 million in fiscal 2016. The decrease in the effective tax rate was primarily attributable to permanent differences as a result of goodwill impairment and The Tax Cuts and Jobs Act or the (TCJA) which permanently reduced the maximum federal corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. The change in the tax rate required deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. The impact of the rate reduction on our 2017 income tax provision is a $4.6 million tax benefit due to the remeasurement of deferred tax assets and liabilities.
We completed our accounting for the TCJA under ASC 740 and reported provisional amounts for the income tax effects of the TCJA for which the accounting is incomplete but a reasonable estimate could be determined. There were no specific impacts of the TCJA that could not be reasonably estimated. Based on a continued analysis of the estimates and further guidance on the application of the law, it is anticipated that additional revisions may occur throughout the allowable measurement period. See note 5 to our consolidated financial statements.
Fiscal Year Ended December 27, 2016 (52 weeks) Compared to Fiscal Year Ended December 29, 2015 (52 weeks)
The following tables show our operating results by operating segment, as well as our operating results as a percentage of revenues, for the fiscal years ended December 27, 2016 and December 29, 2015.

	Fiscal Year Ended December 27, 2016
(Amounts in thousands except operating weeks)	Del Frisco's		Grille		Sullivan's		Consolidated
Revenues	$166,885	100.0%	$106,999	100.0%	$77,797	100.0%	$351,681	100.0%
Costs and expenses:
Cost of sales	48,968	29.3%	27,351	25.6%	22,862	29.4%	99,181	28.2%
Restaurant operating expenses:
Labor	38,253	22.9%	35,146	32.8%	23,033	29.6%	96,432	27.4%
Operating expenses	18,366	11.0%	14,618	13.7%	11,641	15.0%	44,625	12.7%
Occupancy	11,080	6.6%	11,555	10.8%	5,608	7.2%	28,243	8.0%
Restaurant operating expenses	67,699	40.6%	61,319	57.3%	40,282	51.8%	169,300	48.1%
Marketing and advertising costs	3,341	2.0%	2,448	2.3%	2,471	3.2%	8,260	2.3%
Restaurant-level EBITDA	$46,877	28.1%	$15,881	14.8%	$12,182	15.7%	$74,940	21.3%

Restaurant operating weeks	620		1,079		936		2,635
Average weekly volume	$269		$99		$83		$133

	Fiscal Year Ended December 29, 2015
(Amounts in thousands)	Del Frisco's		Grille		Sullivan's		Consolidated
Revenues	$161,809	100.0%	$90,820	100.0%	$78,983	100.0%	$331,612	100.0%
Costs and expenses:
Cost of sales	48,479	30.0%	23,781	26.2%	23,703	30.0%	95,963	28.9%
Restaurant operating expenses:
Labor	37,110	22.9%	29,299	32.3%	23,107	29.3%	89,516	27.0%
Operating expenses	17,130	10.6%	12,546	13.8%	11,646	14.7%	41,322	12.5%
Occupancy	10,447	6.5%	9,939	10.9%	5,113	6.5%	25,499	7.7%
Restaurant operating expenses	64,687	40.0%	51,784	57.0%	39,866	50.5%	156,337	47.1%
Marketing and advertising costs	2,806	1.7%	2,595	2.9%	2,344	3.0%	7,745	2.3%
Restaurant-level EBITDA	$45,837	28.3%	$12,660	13.9%	$13,070	16.5%	$71,567	21.6%

Restaurant operating weeks	591		936		957		2,484
Average weekly volume	$274		$97		$83		$133
Revenues. Consolidated revenues increased $20.1 million, or 6.1%, to $351.7 million in fiscal 2016 from $331.6 million in fiscal 2015. This increase was due to 151 net additional operating weeks in fiscal 2016 resulting from three Grille openings in fiscal 2016 and the full year impact of one Double Eagle and six Grille openings in fiscal 2015. This increase was partially offset by the closing of one Sullivan’s location and two Grille locations in fiscal 2015, the temporary closing of the Dallas Del Frisco’s Double Eagle in Dallas, Texas during its relocation in fiscal 2016 and by a 0.8% decrease in total comparable restaurant sales, comprised of a 0.8% decrease in customer counts.
Double Eagle revenues increased $5.1 million, or 3.1%, to $166.9 million in fiscal 2016 from $161.8 million in fiscal 2015. This increase was primarily due to 33 additional operating weeks resulting from the full year impact of the Orlando, Florida Double Eagle, which opened in August 2015.  This increase was partially offset by the temporary closing of the Dallas, Texas Double Eagle during its relocation in fiscal 2016 and a 1.2% decrease in total comparable restaurant sales, comprised of a 1.6% decrease in customer counts, partially offset by a 0.4% increase in average check.
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
As a percentage of revenues, Del Frisco’s Double Eagle cost of sales decreased to 29.3% during fiscal 2016 from 30.0% in fiscal 2015. This decrease in cost of sales, as a percentage of revenues, was primarily due to lower beef costs, partially offset by higher seafood and wine costs.
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
As a percentage of revenues, Del Frisco’s Double Eagle restaurant operating expenses increased to 40.6% during fiscal 2016 from 40.0% in fiscal 2015. This increase in restaurant operating expenses, as a percentage of revenues, was due to higher occupancy costs and other restaurant operating costs.
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
As a percentage of revenues, Del Frisco’s Double Eagle marketing and advertising costs increased to 2.0% in fiscal 2016 from 1.7% in fiscal 2015.  The increase in marketing and advertising costs, as a percentage of revenues, was primarily due to higher digital and print advertising, partially offset by lower broadcast media costs.
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
Pre-opening Costs. Pre-opening costs decreased by $1.8 million to $3.4 million in fiscal 2016 from $5.2 million in fiscal 2015. One new Double Eagle and three new Grilles were opened in fiscal 2016 compared to one new Double Eagle and six new Grilles in fiscal 2015. The relocated Dallas Del Frisco’s Double Eagle was treated as a new restaurant opening and incurred customary pre-opening expenses in preparation for the opening of the restaurant.

General and Administrative Expenses. General and administrative expenses increased $2.0 million, or 8.7%, to $25.1 million in fiscal 2016 from $23.1 million in fiscal 2015.  This increase was primarily related to additional compensation costs related to growth in the number of restaurant support center and regional management-level personnel to support recent and anticipated growth, as well as increased legal expenses and $0.8 million in reorganization severance expenses. As a percentage of revenues, general and administrative expenses increased to 7.4% in fiscal 2016 from 7.0% in fiscal 2015. General and administrative costs are expected to continue to increase as a result of costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.
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
Impairment Charges. During the fourth quarter of fiscal 2016, we determined that the carrying values of two Sullivan’s locations exceeded their estimated future cash flows, due in part by our determination to close these locations, and recognized a combined $0.6 million impairment charge. This charge was based on the difference between the carrying values of the restaurant assets and the estimated fair values of leasehold improvements, furniture and restaurant equipment that may be transferred to other restaurant locations. During the third quarter of fiscal 2015, we determined that the carrying value of one Grille location exceeded its estimated future cash flows and recognized a $3.2 million impairment charge. This charge was based on the difference between the carrying value of the restaurant assets and the estimated fair value of furniture and restaurant equipment that may be transferred to future Grille locations.
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
Our principal liquidity requirements are our lease obligations and our working capital and capital expenditure needs and any principal and interest obligations on our debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next several years, including costs of opening currently planned new restaurants, through cash provided by operations and existing borrowings available under our credit facility discussed below. We cannot be sure that these sources will be sufficient to finance our operations, however, and we may seek additional financing in the future. As of December 26, 2017, we had cash and cash equivalents of approximately $4.6 million.
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

Cash Flows
The following table summarizes the consolidated statement of cash flows for the fiscal years ended December 26, 2017, December 27, 2016 and December 29, 2015:

	Fiscal Year Ended
(Amounts in thousands)	December 26, 2017	December 27, 2016	December 29, 2015
Net cash provided by operating activities	$38,065	$49,815	$45,868
Net cash used in investing activities	(23,929)	(34,168)	(46,530)
Net cash (used in) provided by financing activities	(24,164)	(6,201)	2,318
Net change in cash and cash equivalents	$(10,028)	$9,446	$1,656
Operating Activities. Net cash flows provided by operating activities decreased $11.8 million during fiscal 2017 as compared to fiscal 2016, primarily due to a $7.3 million net decrease in cash related to other liabilities, a $2.2 million net decrease in cash related to prepaid and other asset and a $2.5 million net decrease in cash related to inventory, a $2.2 million net decrease in cash related to deferred revenue and $1.7 million net decrease in cash related to income taxes, partially offset by a $5.4 million net increase in cash related to lease incentives receivable, a $1.2 million net increase in cash related to insurance settlement and other net changes in certain operating assets and liabilities. Net cash flows provided by operating activities increased $3.9 million during fiscal 2016 as compared to fiscal 2015 primarily due to a $6.2 million net increase in cash related to income taxes and a $3.4 million net increase in cash related to deferred rent obligations, partially offset by a $5.5 million net decrease in cash related to accounts payable and other net changes in certain operating assets and liabilities (as noted in the consolidated statement of cash flows). Cash flows from operating activities was 45.9 million in fiscal 2015, consisting primarily of net income of $16 million, adjustments for depreciation, amortization, deferred income taxes and other non-cash charges totaling $25.8 million, a net increase in cash of $5.8 million resulting from a decrease in lease incentives receivable and $6.7 million from an increase in other liabilities and restricted cash. These cash inflows were partially offset by increases in inventories, other current assets, deferred rent obligations and income taxes receivable of $8.4 million.
Investing Activities. Net cash used in investing activities in fiscal 2017 was $23.9 million, consisting primarily of purchases of leasehold improvements, property and equipment in amount of $39.4 million, These purchases were primarily related to construction of one Grilles and one Del Frisco’s during fiscal 2017, as well as remodel activity at existing restaurants, partially offset by proceeds in the amount of 14.7 million from the sale leaseback transaction of our restaurant located in Orlando, Florida. Net cash used in investing activities in fiscal 2016 was $34.2 million, consisting primarily of purchases of leasehold improvements, property and equipment, as well as a trade name acquisition (see note 3 to the consolidated financial statements for information related to the trade name acquisition). These purchases were primarily related to construction of three Grilles and one Double Eagle during fiscal 2016, as well as remodel activity at existing restaurants. Net cash used in investing activities in fiscal 2015 was $46.5 million, consisting primarily of purchases of leasehold improvements, property and equipment. These purchases were primarily related to construction of six Grilles and one Double Eagle during fiscal 2015, as well as remodel activity at existing restaurants.
Financing Activities. Net cash used in financing activities in fiscal 2017 was $24.2 million, which was comprised of $50.0 million in payments toward share repurchases, $37.3 million in payments under credit facility, partially offset by $58.8 million in proceeds from borrowings under our credit facility, and $3.5 million in proceeds from a loan against deferred compensation investments.  Net cash used by financing activities in fiscal 2016 was $6.2 million, which was comprised of $16.5 million in payments toward the outstanding balance under our credit facility and $4.8 million in share repurchases, offset by $12.0 million in proceeds from borrowings under our credit facility and $3.2 million in proceeds from the exercise of stock options. Net cash provided by financing activities in fiscal 2015 was $2.3 million, which was comprised of $37.0 million in proceeds from borrowings on the credit facility and $0.8 million in proceeds from the exercise of stock options, partially offset by $32.5 million in payments under credit facility and $3.0 million in share repurchases.
Capital Expenditures
We typically target an average cash investment of approximately $7.0 million to $9.0 million per restaurant for a new Double Eagle and $3.5 million to $4.5 million for a Grille or Sullivan’s, in each case net of landlord contributions and equipment financing and including pre-opening costs. In addition, we are currently “refreshing” a number of our Sullivan’s and Double Eagle locations to, among other things, add additional seating, private dining space, a new champagne lounge and patio seating. During fiscal 2017, we completed remodels of two Double Eagles and three Sullivan’s. Looking forward, we expect to complete two to four refreshes each year at an approximate cost of $0.5 million to $2 million per location. These capital expenditures will primarily be funded by cash flows from operations and, if necessary, by the use of our credit facility, depending upon the timing of expenditures.

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
On April 21, 2017, we entered into a Fourth Amendment to our credit facility with JP Morgan Chase Bank that lowered the minimum fixed charge coverage ratio, as defined in the agreement, from 2.00 to 1.25, effective January 1, 2017.
On May 24, 2017, we entered into a Fifth Amendment to our credit facility with JP Morgan Chase Bank. The Amendment, among other things, increased the capacity by which the Revolving Credit Commitment can be increased by $20 million. Such commitment increases can be made in increments of $5 million at the Company’s request, up to a maximum amount of $50 million.  Additionally, the Amendment modified the definition of Adjusted EBITDA to provide for the exclusion of certain one-time expenses.
On July 12, 2017, we executed an agreement to borrow against the investments in our deferred compensation plan to pay out funds due to plan participants instead of using operating cash flows. The loan does not have an expiration date or defined payment terms, and accrues interest at a rate of 1%, which is net of the 3% that is earned by the investments being loaned against. As of December 26, 2017, there was approximately $3.0 million of outstanding borrowings on this loan.
On October 20, 2017, we entered into a Sixth Amendment to our credit facility with JP Morgan Chase Bank. The Amendment, among other things, consented to the Company's sale leaseback of its Orlando, Florida Del Frisco's Double Eagle Steakhouse location. Additionally, the Amendment modified the definition of the Operating Leverage Ratio under the Loan Agreement.
The credit facility contains various financial covenants, including a maximum leverage ratio of total indebtedness to EBITDA (as defined in the credit facility), and minimum fixed charge coverage ratio. Specifically, we are required to have a leverage ratio of less than 1.25 and a fixed charge coverage ratio of greater than 1.25. As of December 26, 2017, we were in compliance with each of these financial covenants. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates.
As of December 26, 2017, there was $21.5 million outstanding balance on our revolving credit facility. Under the revolving loan commitment, we had approximately $27 million of borrowings available, net of $1.5 million in letter of credit commitments.
Common Stock Repurchases
On October 14, 2014, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $25 million of our common stock over the next three years. On February 15, 2017, our Board of Directors increased the authorized capacity under our existing stock repurchase program to $50 million of our common stock from that date forward and is not part of the defined term. The Company fully utilized the availability under the repurchase program in November 2017. Over the life of the program, we repurchased 3,630,390 shares of our common stock at an aggregate cost of approximately $57.8 million and an average price per share of $15.93.

Contractual Obligations
The following table summarizes our contractual obligations as of December 26, 2017:

(Amounts in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$405,752	$24,203	$50,285	$50,154	$281,110
Revolving credit facility	$21,500	$—	$21,500	$—	$—
Interest on revolving credit facility(1)	$1,269	$667	$602	$—	$—
Loan against the investments in deferred compensation plan	$2,977	$—	$2,977	$—	$—
Interest on loan against the investments in deferred compensation plan(2)	$555	$307	$248	$—	$—
Total	$432,053	$25,177	$75,612	$50,154	$281,110

(1)	Interest consists of remaining interest payments on the revolver. The interest rate on the revolver is variable. See note 6 to our consolidated financial statements.

(2)
Interest consists of remaining interest payments on loan against the investments in deferred compensation plan. See note 6 to our consolidated financial statements for the interest rate on the loan against the investments in deferred compensation plan.

Off-Balance Sheet Liabilities
As of December 26, 2017 we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
Goodwill and Other Intangible Assets. We account for our goodwill and intangible assets with indefinite lives in accordance with Accounting Standards Codification, or ASC, Topic 350, Intangibles—Goodwill and Other. In accordance with ASC Topic 350, goodwill and intangible assets, primarily trade names, which have indefinite useful lives, are not being amortized. However, both goodwill and trade names are subject to annual impairment testing in accordance with ASC Topic 350. Currently, we define our reporting units as the Del Frisco’s Double Eagle and Sullivan’s concepts.

The impairment evaluation for goodwill is conducted annually. The fair value of each reporting unit is compared with the carrying value of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows and a market-based approach. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, an impairment charge is recorded for the difference.
The evaluation of the carrying amount of other intangible assets with indefinite lives is made annually by comparing the carrying amount of these assets to their estimated fair value. The estimated fair value is determined on the basis of existing market-based conditions as well as discounted future cash flows or the royalty-relief method for trade names. If the estimated fair value is less than the carrying amount, an impairment charge is recorded to reduce the asset to its estimated fair value.
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
The fair values of our Sullivan’s goodwill and trade name were less than the carrying values as of our fiscal 2017 impairment tests that were performed at year-end. Accordingly, we recorded $13.4 million, of which $0.3 million is related to trade name, for Sullivan’s reporting unit and additional impairment is possible in the future. Valuation result for our Double Eagle reporting unit showed that the fair value was significantly in excess of carrying value.
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
In fiscal 2017, we recognized impairment charges of long-lived assets of $23.6 million. This impairment charge was related to our determination that the carrying amount of long-lived assets at one Double Eagle, four Grille and one Sullivan’s locations exceeded their estimated undiscounted future cash flows. The estimated fair values was based on an estimated sales price of leasehold improvements, furniture and restaurant equipment for these locations.
In fiscal 2016, we recognized impairment charges of long-lived assets of $0.6 million. This impairment charge was related to our determination that the carrying amount of long-lived assets at two Sullivan’s locations exceeded their estimated undiscounted future cash flows, due in part by our determination to close these locations.  The estimated fair values was based on an estimated sales price of leasehold improvements, furniture and restaurant equipment for this location.
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
Leases. We currently lease all of our restaurant locations. We evaluate each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. All of our leases are classified as operating leases. We record the minimum lease payments for our operating leases on a straight-line basis over the lease term, including option periods which in the judgment of management are reasonably assured of renewal. The lease term commences on the date that the lessee obtains control of the property, which is normally when the property is ready for tenant improvements. Contingent rent expense is recognized as incurred and is usually based on either a percentage of restaurant sales or as a percentage of restaurant sales in excess of a defined amount. Our lease costs will change based on the lease terms of our lease renewals as well as leases that we enter into with respect to our new restaurants.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which provides for a comprehensive set of changes in accounting for leases. The lease accounting model is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rent payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. All of our leases are accounted for as operating leases, with no related assets and liabilities on our balance sheet. However, with the adoption of the amendments in ASU 2016-02, operating leases related to our restaurant leases will require recognition in our consolidated balance sheet under ASU 2016-02, and we expect the adoption will have a material effect on our consolidated statement of financial position. We anticipate implementing the standard by taking advantage of the practical expedient option. The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability. We had operating leases with remaining rental payments of approximately $405.8 million at the end of fiscal 2017. We expect that adoption of the new guidance will have a material impact on our consolidated balance sheets due to recognition of the right-of-use asset and lease liability related to our current operating leases.
Income Taxes. We have accounted for, and currently account for, income taxes in accordance with ASC Topic 740, Accounting for Income Taxes. This statement requires an asset and liability approach for financial accounting and reporting of income taxes. Under ASC Topic 740, income taxes are accounted for based upon the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Income taxes are one of our critical accounting policies and estimates and therefore involve a certain degree of judgment. We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances available at that time while the actual effective tax rate is calculated at year-end. See note 2 and note 5 to the consolidated financial statements.
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
We have reported provisional amounts for the income tax effects of the TCJA for which the accounting is incomplete but a reasonable estimate could be determined. In response to the TCJA, on December 22, 2017 the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), to provide guidance for companies that are not able to complete their accounting for the income tax effects of the Act in the period of enactment. The SEC Staff noted in SAB 118 that in these cases a company should continue to apply Topic 740, Income Taxes based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under Topic 740. There were no specific impacts of the TCJA that could not be reasonably estimated, however the final impact of the TCJA may differ from these estimates, due to, among other things, changes in our interpretations and assumptions of the TCJS, and additional guidance that may be issued by the Internal Revenue Service. See note 5 to our consolidated financial statements.
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

Recent Events
On February 27, 2018, our Board of Directors provided authority for up to $50 million to be utilized for the repurchase of our common stock. Under this program, we can from time to time purchase outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. Repurchases are intended to protect existing shareholders and will be made exclusively through the use of excess cash flow. They will have no impact on our ongoing development and growth plans.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers which will supersede ASC Topic 605, Revenue Recognition. In August 2015, the FASB deferred the effective date of this new standard by one year. The FASB later issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations, in March 2016, ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing, in April 2016, ASU 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients, in May 2016, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, in December 2016, all of which further clarified aspects of Topic 606. A core principle of the new guidance is that an entity should measure revenue in connection with its sale of goods and services to a customer based on an amount that depicts the consideration to which the entity expects to be entitled in exchange for each of those goods and services. For a contract that involves more than one performance obligation, the entity must (a) determine or, if necessary, estimate the standalone selling price at inception of the contract for the distinct goods or services underlying each performance obligation and (b) allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices. In addition, under the new guidance, an entity should recognize revenue when (or as) it satisfies each performance obligation under the contract by transferring the promised good or service to the customer. A good or service is deemed transferred when (or as) the customer obtains control of that good or service. For public companies, this amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. It permits the use of either a retrospective or cumulative effect transition method and early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has adopted these ASUs as of December 27, 2017 by applying the cumulative effect transition method. Based on our evaluation of our revenue streams, the Company has determined that there will not be a material impact as of the date of adoption between the new revenue standard and how we previously recognized revenue, and therefore the adoption will not have a material effect on our consolidated results of operations, balance sheets, cash flows, or disclosures. The primary item affected by these ASUs is the deferred revenue from our loyalty program, although we do not anticipate changes to this revenue stream to be material, as stated above, we do expect to recognize income from this revenue stream earlier than it is currently recognized, by bifurcating the performance obligations associated with our loyalty program. As a result from adopting these ASUs, the cumulative effect to our retained earning will be approximately $0.4 million. For other revenue streams, we do not expect material changes in the timing of revenue recognition as our current accounting policies are materially consistent with these ASUs.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. The main amendments in ASU 2016-02 require recognition on the balance sheet of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. This update will be applied on a modified retrospective basis. We anticipate implementing the standard by taking advantage of the practical expedient option. The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability. We had operating leases with remaining rental payments of approximately $405.8 million at the end of fiscal 2017. We expect that adoption of the new guidance will have a material impact on our consolidated balance sheets due to recognition of the right-of-use asset and lease liability related to our current operating leases. The process of evaluating the full impact of the new guidance on our consolidated financial statements and disclosures is ongoing, but we anticipate the initial evaluation of the impact will be completed in fiscal 2018.
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting. The FASB issued this ASU as part of its Simplification Initiative. The amendments in this ASU affect all entities that issue share-based payment awards to their employees. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability and classification on the statement of cash flows. Specifically, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. An entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The threshold to qualify for equity classifications permits withholding up to the maximum statutory tax rates in the applicable jurisdiction. Cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. Under ASU 2016-09, to the extent that the related compensation ultimately recognized for tax purposes exceeds the book expense, a permanent benefit will be recorded to income tax expense and through the effective tax rate for the excess benefit. Where the tax expense recognized is less than book, the shortfall is charged to income tax expense. Under the new guidance, entities can estimate forfeitures or recognize forfeitures when they occur. We have historically estimated forfeitures at the grant date and trued them up when vesting events occur. In addition, the simplification of ASU 2016-09 allows us to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction. We adopted ASU 2016-09 on December 28, 2016, and the adoption thereof did not have a material impact on our consolidated financial statements in fiscal 2017.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. This ASU is intended to clarify the presentation of cash receipts and payments in specific situations. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted. An entity should apply ASU 2016-15 using a retrospective transition method to each period presented. We do not anticipate that the adoption of this pronouncement will have a material impact on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, which outlines that a statement of cash flows explains the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, and early application is permitted. An entity should apply ASU 2016-18 using a retrospective transition method to each period presented. We are currently assessing the impact of the adoption of this ASU on our consolidated financial statements. We do not anticipate that the adoption of this pronouncement will have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes the second step of the goodwill impairment test and requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2019, and early application is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. An entity should apply ASU 2017-04 using a prospective transition method. We elected to early adopt this ASU beginning in fiscal 2017. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarity and reduces complexity when an entity has changes to the terms or conditions of a share-based payment award, and when an entity should apply modification accounting. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted for interim or annual periods. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. We do not anticipate that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in interest rates.
We are exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under our credit facility, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 26, 2017, we had $21.5 million outstanding on our revolving credit facility. Assuming a full drawdown on the revolving credit facility, and holding other variables constant, such as foreign exchange rates and debt levels, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $0.5 million over the course of 12 months.
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
Item 8.     Financial Statements and Supplementary Data
Our consolidated financial statements and notes thereto and the reports of KPMG LLP, our independent registered public accounting firm, are included elsewhere in this Annual Report on Form 10-K, and are incorporated herein by reference.
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.     Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting described below under Management's Report on Internal Control over Financial Reporting, our disclosure controls and procedures were not effective as of the end of the period covered by this report.
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
Notwithstanding a material weakness in internal control over financial reporting, our management concluded that our consolidated financial statements in this annual report on Form 10-K present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 26, 2017 based on the framework established in “Internal Control-Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation of our internal control over financial reporting, management has identified a control deficiency in our internal control over financial reporting related to the operating effectiveness of our control over the accounting for a non-routine transaction. Specifically, our risk assessment process failed to identify the need to supplement our internal accounting resources to properly evaluate and document the accounting for a sale leaseback transaction related to property and equipment.
This control deficiency did not result in a material misstatement within the balance sheet in the consolidated financial statements. This control deficiency creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore, we concluded that the control deficiency represents a material weakness in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 26, 2017.
Our independent registered public accounting firm, KPMG LLP, has expressed an adverse report on the operating effectiveness of our internal control over financial reporting. KPMG LLP’s report appears on page F-3 of this Form 10-K.
Remediation
This sale leaseback transaction was a non-routine transaction and, because we no longer own any real property as a result of this sale leaseback transaction, nor do we plan on acquiring ownership of additional properties, we do not expect to engage in additional sale leaseback transactions in the future. To remediate the material weakness, we plan to formalize our processes and internal control documentation and strengthen the supervisory reviews by management of any future non-routine transactions, and other complex accounting transactions that we may encounter in the future, including engaging a nationally recognized accounting or advisory firm to supplement our internal resources related to the review of the accounting for such transactions.
We believe these actions will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting, but there can be no assurance that we will not conclude that additional measures are required to remediate the material weakness as we test and evaluate the effectiveness of our remediation, which may necessitate additional implementation and evaluation time.
Changes in Internal Control Over Financial Reporting
Other than the identification, assessment and development of a remediation plan of the material weakness described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth fiscal quarter ended December 26, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this Item regarding our executive officers is provided in "Item 1. Business - Executive Officers and Key Employees" of this Annual Report. All other information required by this item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 26, 2017.
Item 11.     Executive Compensation
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 26, 2017.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
All information, except the equity compensation plans table below, required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 26, 2017.
Equity Compensation Plans
The following table sets forth information as of December 26, 2017, with respect to our equity compensation plans under which our equity securities are authorized for issuance:໿

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Plan Category
Equity compensation plans approved by security holders	1,086,995	$18.53	928,293
Equity compensation plans not approved by security holders	—	—	—
Total	1,086,995	$18.53	928,293

Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 26, 2017.
Item 14.     Principal Accountant Fees and Services
The information required under this item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 26, 2017.

PART IV
Item 15.     Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules
໿
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

3.2	Bylaws, filed on June 11, 2012 as Exhibit 3.2 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-179141) and incorporated herein by reference.

10.1	Loan Agreement, dated as of October 15, 2012, by and among Del Frisco’s Restaurant Group, Inc., certain subsidiaries as guarantors, and JP Morgan Chase Bank N.A.	*

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

10.7 #
Employment Agreement, dated November 21, 2016, between Norman Abdallah and Del Frisco’s Restaurant Group, Inc., filed on February 28, 2017 as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 2016 and incorporated herein by reference.

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

10.10#
Employment Agreement, dated May 5, 2017, between Neil Thomson and Del Frisco’s Restaurant Group, Inc., filed on May 8, 2017 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.11 #
Form of Indemnification Agreement for officers and directors, filed on June 11, 2012 as Exhibit 10.3 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-179141) and incorporated herein by reference.

10.12
First Amendment to Loan Agreement, dated as of October 8, 2013, among the Company and JPMorgan Chase Bank, N.A. filed on October 9, 2013 as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 3, 2013 and incorporated herein by reference.

10.13
Second Amendment to Loan Agreement, dated as of June 30, 2015, among the Company and JPMorgan Chase Bank, N.A. filed on July 2, 2015 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.14
Third Amendment to Loan Agreement, dated as of December 21, 2016, among the Company and JPMorgan Chase Bank, N.A. filed on December 22, 2016 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.15
Fourth Amendment to Loan Agreement, dated as of April 21, 2017, among the Company and JPMorgan Chase Bank, N.A. filed on April 26, 2017 as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 21, 2017 and incorporated herein by reference.

10.16
Fifth Amendment to Loan Agreement, dated as of May 24, 2017, among the Company and JPMorgan Chase Bank, N.A. filed on May 26, 2017 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.17
Sixth Amendment to Loan Agreement, dated as of October 20, 2017, among the Company and JPMorgan Chase Bank, N.A. filed on October 25, 2017 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.18 #
Form of Non-Qualified Stock Option Award Agreement under the Del Frisco’s Restaurant Group 2012 Long-Term Incentive Plan filed on February 28, 2017 as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 2016 and incorporated herein by reference.

10.19 #
Form of Incentive Stock Option Award Agreement under the Del Frisco’s Restaurant Group 2012 Long-Term Incentive Plan filed on February 28, 2017 as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 2016 and incorporated herein by reference.

10.20 #
Form of Restricted Stock Award Agreement under the Del Frisco’s Restaurant Group 2012 Long-Term Incentive Plan filed on February 28, 2017 as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 2016 and incorporated herein by reference.

10.21 #
Form of Performance-Based Restricted Stock Unit Award Agreement under the Del Frisco’s Restaurant Group 2012 Long-Term Incentive Plan filed on February 28, 2017 as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 2016 and incorporated herein by reference.

21.1	List of Subsidiaries of the Registrant.	*

23.1	Consent of KPMG LLP.	*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Document.	**

101.SCH	XBRL Taxonomy Extension Schema Document.	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	**

101.DEF	XBRL Taxonomy Definition Linkbase Document.	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	**

*	Filed herewith.
**	Furnished herewith.
#	Denotes management compensatory plan or arrangement.

Item 16.     Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused report to be signed on its behalf by the undersigned, thereunto duly authorized.

Del Frisco’s Restaurant Group, Inc.

By:	/s/ Neil H. Thomson
Name:	Neil H. Thomson
Title:	Chief Financial Officer

Date: March 27, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Norman J. Abdallah	Chief Executive Officer and Director	March 27, 2018
Norman J. Abdallah	(Principal Executive Officer)

/s/ Neil H. Thomson	Chief Financial Officer	March 27, 2018
Neil H. Thomson	(Principal Financial and Accounting Officer)

/s/ Ian R. Carter	Chairman of the Board, Director	March 27, 2018
Ian R. Carter

/s/ Mark S. Mednansky	Director	March 27, 2018
Mark S. Mednansky

/s/ David B. Barr	Director	March 27, 2018
David B. Barr

/s/ Richard L. Davis	Director	March 27, 2018
Richard L. Davis

/s/ William Lamar, Jr.	Director	March 27, 2018
William Lamar, Jr.

/s/ Pauline J. Brown	Director	March 27, 2018
Pauline J. Brown

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Del Frisco’s Restaurant Group, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Del Frisco’s Restaurant Group, Inc. and subsidiaries (the Company) as of December 26, 2017 and December 27, 2016, the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 26, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2017 and December 27, 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 26, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 26, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 27, 2018 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/   KPMG LLP

We have served as the Company’s auditor since 2014.

Dallas, Texas
March 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Del Frisco’s Restaurant Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Del Frisco’s Restaurant Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 26, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 26, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 26, 2017 and December 27, 2016, the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 26, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 27, 2018 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related the operating effectiveness of a control over a non-routine transaction, specifically for a sale leaseback transaction related to property and equipment, has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Disclaimer on Additional Information in Management’s Report
We do not express an opinion or any other form of assurance on management’s statements, included in the accompanying Management’s Report on Internal Control over Financial Reporting, referring to corrective actions taken after December 26, 2017, relative to the aforementioned material weakness in internal control over financial reporting.

/s/   KPMG LLP

Dallas, Texas
March 27, 2018

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Amounts in thousands, except share data)	December 26, 2017	December 27, 2016
ASSETS
Current assets:
Cash and cash equivalents	$4,594	$14,622
Inventory	18,029	16,400
Income taxes receivable	3,369	3,599
Lease incentives receivable	1,739	4,025
Prepaid expenses	5,880	5,199
Other current assets	3,392	2,835
Total current assets	37,003	46,680
Property and equipment:
Land	—	6,477
Buildings	—	9,460
Leasehold improvements	203,818	200,122
Furniture, fixtures, and equipment	76,369	68,123
Property and equipment, gross	280,187	284,182
Less accumulated depreciation	(104,832)	(88,190)
Property and equipment, net	175,355	195,992
Deferred compensation plan investments	14,644	15,054
Goodwill	62,241	75,365
Intangible assets, net	37,000	37,409
Other assets	544	282
Total assets	$326,787	$370,782

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,941	$12,791
Sales tax payable	3,314	2,531
Accrued payroll	7,415	7,359
Deferred revenue	17,646	18,735
Other current liabilities	9,516	9,660
Total current liabilities	51,832	51,076
Noncurrent liabilities:
Long-term debt	24,477	—
Deferred compensation plan liabilities	11,326	15,212
Deferred rent obligations	44,830	37,697
Deferred income taxes, net	3,238	18,189
Other noncurrent liabilities	1,997	2,242
Total liabilities	137,700	124,416
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares outstanding at December 26, 2017 and December 27, 2016, respectively.	—	—
Common stock, $0.001 par value, 190,000,000 shares authorized, 24,420,490 issued and 20,309,341 outstanding and 24,234,909 shares issued and 23,272,274 shares outstanding at December 26, 2017 and December 27, 2016, respectively.	24	24
Treasury stock at cost: 4,111,149 shares and 962,635 shares at December 26, 2017 and December 27, 2016, respectively.	(67,823)	(17,823)
Additional paid in capital	147,503	143,325
Retained earnings	109,383	120,840
Total stockholders' equity	189,087	246,366
Total liabilities and stockholders' equity	$326,787	$370,782
See accompanying notes.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive (Loss) Income

	Fiscal Year Ended
(Amounts in thousands, except per share data)	December 26, 2017	December 27, 2016	December 29, 2015
Revenues	$361,431	$351,681	$331,612
Costs and expenses:
Costs of sales	103,976	99,181	95,963
Restaurant operating expenses (excluding depreciation and amortization shown separately below)	177,170	169,300	156,337
Insurance recovery	(1,073)	—	—
Marketing and advertising costs	8,393	8,260	7,745
Pre-opening costs	2,182	3,446	5,228
General and administrative costs	28,421	25,131	23,111
Donations	836	—	—
Consulting project costs	2,786	—	—
Reorganization severance costs	1,072	793	—
Lease termination and closing costs	538	1,031	1,386
Impairment charges	37,053	598	3,248
Depreciation and amortization	23,399	18,865	16,776
Total costs and expenses	384,753	326,605	309,794
Insurance settlements	1,153	—	—
Operating (loss) income	(22,169)	25,076	21,818
Other income (expense), net:
Interest, net of capitalized interest	(783)	(70)	(77)
Other	(1,439)	(432)	(236)
(Loss) income before income taxes	(24,391)	24,574	21,505
Income tax (benefit) expense	(12,934)	6,808	5,507
Net (loss) income	$(11,457)	$17,766	$15,998

Net (loss) income per average common share:
Basic:	$(0.53)	$0.76	$0.68
Diluted:	$(0.53)	$0.76	$0.68

Weighted-average number of common shares outstanding:
Basic:	21,570	23,322	23,380
Diluted:	21,570	23,435	23,517

Comprehensive (loss) income	$(11,457)	$17,766	$15,998

See accompanying notes.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock
(Amounts in thousands, except share data)	Shares	Par Value	Additional Paid In Capital	Treasury Stock	Retained Earnings	Total
Balance at December 30, 2014	23,443,046	$24	$133,883	$(10,000)	$87,076	$210,983
Net income	—	—	—	—	15,998	15,998
Share-based compensation costs	—	—	2,900	—	—	2,900
Stock option exercises, including tax effects	59,150	—	818	—	—	818
Treasury stock purchases	(189,027)	—	—	(3,000)	—	(3,000)
Balance at December 29, 2015	23,313,169	$24	$137,601	$(13,000)	$103,074	$227,699
Net income	—	—	—	—	17,766	17,766
Share-based compensation costs	—	—	2,602	—	—	2,602
Stock option exercises, including tax effects	228,800	—	3,207	—	—	3,207
Shares issued under stock compensation plan, net of shares withheld for tax effects	33,492	—	(85)	—	—	(85)
Treasury stock purchases	(303,187)	—	—	(4,823)	—	(4,823)
Balance at December 27, 2016	23,272,274	$24	$143,325	$(17,823)	$120,840	$246,366
Net (loss)	—	—	—	—	(11,457)	(11,457)
Share-based compensation costs	—	—	2,819	—	—	2,819
Stock option exercises	136,500	—	1,542	—	—	1,542
Shares issued under stock compensation plan, net of shares withheld for tax effects	38,743	—	(183)	—	—	(183)
Treasury stock purchases, net of tax effects related to vested restricted stock and restricted stock units	(3,138,176)	—	—	(50,000)	—	(50,000)
Balance at December 26, 2017	20,309,341	$24	$147,503	$(67,823)	$109,383	$189,087

See accompanying notes.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
໿

	Fiscal Year Ended
(Amounts in thousands)	December 26, 2017	December 27, 2016	December 29, 2015
Cash flows from operating activities:
Net (loss) income	$(11,457)	$17,766	$15,998
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,399	18,865	16,776
Loss on disposal of restaurant property	1,413	429	27
Loan cost amortization	3	2	8
Equity based compensation	2,819	2,666	2,900
Impairment charges	37,053	598	3,248
Deferred income taxes	(14,951)	1,575	3,495
Amortization of deferred lease incentives	(1,055)	(1,140)	(666)
Changes in operating assets and liabilities:
Restricted cash	—	—	215
Inventory	(1,629)	908	(716)
Lease incentives receivable	8,065	2,692	5,760
Prepaid expenses and other assets	(3,716)	(1,497)	(2,282)
Insurance settlement	1,153	—	—
Accounts payable	(1,808)	(2,666)	2,801
Income taxes	230	1,888	(4,287)
Deferred rent obligations	2,624	2,307	(1,094)
Deferred revenue	(1,089)	1,100	1,919
Other liabilities	(2,989)	4,322	1,766
Net cash provided by operating activities	38,065	49,815	45,868
Cash flows from investing activities:
Proceeds from sale of property and equipment	14,692	3,078	1
Purchase of trade name	—	(546)	—
Insurance settlement for property and equipment	1,073	—	—
Purchases of property and equipment	(39,426)	(36,698)	(46,150)
Other investing activities	(268)	(2)	(381)
Net cash used in investing activities	(23,929)	(34,168)	(46,530)
Cash flows from financing activities:
Payments on revolving credit facility	(37,250)	(16,500)	(32,450)
Proceeds from revolving credit facility	58,750	12,000	36,950
Purchases of treasury stock	(50,000)	(4,823)	(3,000)
Proceeds from loan against deferred compensation investments	3,546	—	—
Payments on loan against deferred compensation investments	(569)	—	—
Cash settlement for share-based awards	(183)	(85)	—
Proceeds from exercise of stock options	1,542	3,207	818
Net cash (used in) provided by financing activities	(24,164)	(6,201)	2,318
Net change in cash and cash equivalents	(10,028)	9,446	1,656
Cash and cash equivalents at beginning of period	14,622	5,176	3,520
Cash and cash equivalents at end of period	$4,594	$14,622	$5,176
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$665	$87	$175
Income taxes	$2,271	$3,756	$6,626
Non cash investing and financing activities:
Capital expenditures included in accounts payable at end of period	$3,927	$968	$1,998
Acquisition of trade name financed by current liabilities	$—	$100	$—

See accompanying notes.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. Organization, Business and Basis of Presentation
Description of Business
Del Frisco’s Restaurant Group, Inc. is incorporated in Delaware as a corporation. We own and operate restaurants under the brand names of Del Frisco’s Double Eagle Steakhouse, Del Frisco’s Grille and Sullivan’s Steakhouse. As of December 26, 2017, we owned and operated 13 Double Eagles, 24 Grille and 16 Sullivan’s restaurants. During fiscal 2017, we opened one Double Eagle in Plano, TX and one Grille at Brookfield Place in New York City, NY.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Del Frisco's Restaurant Group, Inc. and its wholly owned subsidiaries (we, us, our or the Company). All significant intercompany accounts and transactions have been eliminated.
Fiscal Year
We operate on a 52- or 53-week fiscal year ending the last Tuesday in December. Fiscal 2017, 2016 and 2015 included 52 weeks of operations. Starting in fiscal 2018, we will begin to use 12 periods for our fiscal reporting calendar, meaning that our first, second and third quarters will each contain 13 operating weeks with the fourth quarter containing 13 or 14 operating weeks.
Concentrations
We have certain financial instruments exposed to a concentration of credit risk, which consist primarily of cash and cash equivalents. We place cash with high-credit-quality financial institutions, and, at times, such cash may be in excess of the federal depository insurance limit.
Additionally, we purchased a significant amount of total beef purchases from one supplier during fiscal 2017, 2016 and 2015. Due to the nature of the beef purchases, there are alternative sources of supply available; however, a change in suppliers could potentially cause increased costs.
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Change in Accounting Estimates
Gift Card Breakage - During the fourth quarter of 2017, we re-evaluated the estimated redemption patterns related to gift cards and aligned the recognition of gift card breakage revenue to the updated estimated redemption patterns. As a result, the Company recognized $0.7 million of additional gift card breakage revenue, partially offset by $0.2 million of expense related to gift card discount in 2017 that it would not have recognized using the previous estimated redemption pattern. This change in accounting estimate reduced net loss by $0.6 million or $0.03 per diluted share, based on the current effective tax rate, for the 52 weeks ended December 26, 2017.
Cash and Cash Equivalents
Cash and cash equivalents include currency on hand, demand deposits with banks or other financial institutions, credit card receivables, and short-term investments with maturities of three months or less when purchased.
Financial Instruments
We consider the carrying amounts of cash and cash equivalents, short-term investments, receivables and accounts payable to approximate fair value based on the short-term nature of these items. Borrowings available under the credit facility at December 26, 2017 have variable interest rates that reflect currently available terms and conditions for similar debt. See note 11.

Inventories
Inventories, which primarily consist of food and beverages, are valued at the lower of cost, using the first-in, first-out (FIFO) method, or net realizable value.
Property and Equipment
Property and equipment are stated at cost. Maintenance, repairs, and renewals that do not enhance the value or increase the lives of the assets are expensed as incurred. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the assets of 20 years or the expected term of the lease, including optional renewal periods when failure to exercise such renewal options would result in an economic penalty to us. Furniture, fixtures, and equipment are depreciated using the straight-line method over three to seven years, which are the estimated useful lives of the assets.
Interest is capitalized in connection with the construction of restaurant facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest was $0.1 million for the fiscal year ended December 26, 2017, a nominal amount for the fiscal year ended December 27, 2016 and, $0.1 million for the fiscal year ended December 29, 2015.
Operating Leases
We currently lease all of our restaurants. The majority of our leases provide for minimum annual rents with some containing percentage-of-sales rent provisions, against which the minimum rent may be applied. The majority of our leases also provide for rent escalation clauses, contingent rental expense, and/or tenant improvement allowances.
Rent expense is recognized on a straight-line basis over the expected term of the lease, which includes optional renewal periods that are reasonably assured to be exercised and where failure to exercise such renewal options would result in an economic penalty to us.
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
Goodwill and Other Intangible Assets
Our intangible assets primarily include goodwill, trade names and licensing agreements. Our trade names include “Del Frisco’s Double Eagle Steakhouse” and “Sullivan’s Steakhouse,” both of which have indefinite lives and, accordingly, are not subject to amortization. Goodwill represents the excess of costs over the fair value of the net assets acquired.
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
The impairment evaluation for goodwill is conducted annually. The fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows and a market-based approach. We make assumptions regarding future profits and cash flows, expected growth rates, terminal value, and other factors which could significantly impact the fair value calculations. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, an impairment charge is recorded for the difference not to exceed the carrying value of the goodwill. Currently, our reporting units are the Del Frisco’s Double Eagle and Sullivan’s reporting units. We perform our annual impairment test as of year-end.
The evaluation of the carrying amount of other intangible assets with indefinite lives is made annually by comparing the carrying amount of these assets to their estimated fair value. The estimated fair value is determined on the basis of existing market-based conditions as well as discounted future cash flows or the royalty-relief method for trade names. If the estimated fair value is less than the carrying amount, an impairment charge is recorded to reduce the asset to its estimated fair value.
The valuation approaches used to determine the fair value of each reporting unit and other intangible assets are subject to key judgments and assumptions about revenue growth rates, operating margins, weighted average cost of capital and comparable company and acquisition market multiples. When developing these key judgments and assumptions, which are sensitive to change, management considers economic, operational and market conditions that could impact the fair value. The judgments and assumptions used are consistent with what management believes hypothetical market participants would use. However, estimates are inherently uncertain and represent only reasonable expectations regarding future developments.
During fiscal 2017, we determined that the carrying values of our goodwill and indefinite-lived intangible assets related to Sullivan’s concept was greater than their fair values. Therefore, we recorded a non-cash impairment charge of $13.4 million, of which $0.3 million is related to trade name, which represents the difference between the carrying values of the goodwill and trade name for Sullivan's concept and their estimated fair values. This amount is included in impairment charges in the consolidated statements of operations and comprehensive (loss) income.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes the second step of the goodwill impairment test and requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2019, and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. An entity should apply ASU 2017-04 using a prospective transition method. We elected to early adopt this ASU beginning in fiscal 2017.
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
Impairment of Long-Lived Assets
Property and equipment and finite-life intangibles are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We review applicable finite-lived intangible assets and long-lived assets related to each restaurant on a periodic basis. Our assessment of recoverability of property and equipment and finite-lived intangible assets is performed at the component level, which is generally an individual restaurant. When events or changes in circumstances indicate an asset may not be recoverable, we estimate the future cash flows expected to result from the use of the asset. If the sum of the expected discounted future cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is recognized by measuring the difference between the carrying value of the assets and the estimated fair value of the assets. Our estimates of fair values are based on the best information available and require the use of estimates, judgments, and projections. The actual results may vary significantly from the estimates.
During the fourth quarter of fiscal 2017, we determined that the carrying values of one Double Eagle, four Grille and one Sullivan’s restaurants were most likely not recoverable. Therefore, we recorded a non-cash impairment charge of $23.6 million, which represents the difference between the carrying values of the restaurant assets and the estimated fair values of leasehold improvements, furniture and restaurant equipment that may be transferred to other restaurant locations.These amounts are included in impairment charges in the consolidated statements of operations and comprehensive (loss) income.
During fiscal 2016, we determined that the carrying amount of two of our Sullivan’s restaurants were most likely not recoverable. Therefore, we recorded a non-cash impairment charge of $0.6 million, which represents the difference between the carrying values of the restaurant assets and the estimated values of leasehold improvements, furniture and restaurant equipment that may be transferred to other restaurant locations. This amount is included in impairment charges in the consolidated statements of operations and comprehensive (loss) income.
During fiscal 2015, we determined that the carrying amount of one of our Grille restaurants was most likely not recoverable. Therefore, we recorded a non-cash impairment charge of $3.2 million, which represents the difference between the carrying value of the restaurant assets and the estimated value of furniture and restaurant equipment that may be transferred to future Grille locations. This amount is included in impairment charges in the consolidated statements of operations and comprehensive (loss) income.
Self-Insurance Reserves
We maintain self-insurance programs for our workers’ compensation and general liability insurance programs. In order to minimize the exposure under the self-insurance programs, we have purchased stop-loss coverage both on a per-occurrence and on an aggregate basis. The self-insured losses under the programs are accrued based on our estimate of the expected liability for both claims incurred and incurred but not reported basis. The establishment of such accruals for self-insurance involves certain management judgments and assumptions regarding the frequency or severity of claims, the historical patterns of claim development, and our experience with claim-reserve management and settlement practices. To the extent actual results differ from the assumptions used to develop the accruals, such unanticipated changes may produce significantly different amounts of expense than those estimated under the self-insurance programs.
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
On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (TCJA) was enacted. The TCJA contains significant changes to corporate taxation, including reduction of the federal corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, limitation of the tax deduction for interest expense, limitation of the deduction for net operating losses and elimination of net operating loss carrybacks, and modifying or repealing many business deductions and credits including the limitation on deductions for certain executive compensation arrangements under Section 162(m) of the Internal Revenue Code. We completed our accounting for the TCJA under ASC 740 and reported provisional amounts for the income tax effects of the TCJA for which the accounting is incomplete but a reasonable estimate could be determined, for all aspects of the TCJA, which are included in our year ended December 26, 2017 consolidated financial statements. See note 5.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense for the fiscal years ended December 26, 2017, December 27, 2016 and December 29, 2015 was $8.4 million, $8.3 million, and $7.7 million, respectively.
Revenue Recognition
Revenue from restaurant sales is recognized when food and beverage products are sold. Proceeds from the sale of gift cards are recorded as deferred revenue at the time of sale and recognized as revenue when the gift card is redeemed by the holder or the likelihood of redemption becomes remote (gift card breakage) and we determine there is no legal obligation to remit the value of the unredeemed gift cards to governmental agencies. We determine the gift card breakage rate based upon historical redemption patterns. Certain of our gift cards are sold at a discount and the net value (face value to be redeemed less the proceeds received) is deferred until redeemed or breakage is deemed appropriate. During the fourth quarter of 2017, we re-evaluated the estimated redemption patterns related to gift cards and aligned the recognition of gift card breakage revenue to the updated estimated redemption patterns. As a result, the Company recognized $0.7 million of additional gift card breakage revenue, partially offset by $0.2 million of expense related to gift card discount in 2017 that it would not have recognized using the previous estimated redemption pattern.We have deemed gift card breakage income not material for fiscal years 2016 and 2015, and it is included in revenues in the consolidated statements of operations and comprehensive (loss) income. Additionally, revenues are net of the cost of loyalty points earned associated with sales made to customers in our loyalty program. We exclude from revenue any taxes assessed by governmental agencies that are directly imposed on revenue-producing transactions between us and a customer.

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
Reclassifications
Certain amounts from the prior years have been reclassified to conform with the fiscal 2017 presentation.
Recently Issued Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. The main amendments in ASU 2016-02 require recognition on the balance sheet of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. This update will be applied on a modified retrospective basis. We anticipate implementing the standard by taking advantage of the practical expedient option. The discounted minimum remaining rental payments will be the starting point for determining the right-of-use asset and lease liability. We had operating leases with remaining rental payments of approximately $405.8 million at the end of fiscal 2017. We expect that adoption of the new guidance will have a material impact on our consolidated balance sheets due to recognition of the right-of-use asset and lease liability related to our current operating leases. The process of evaluating the full impact of the new guidance on our consolidated financial statements and disclosures is ongoing, but we anticipate the initial evaluation of the impact will be completed in fiscal 2018.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. This ASU is intended to clarify the presentation of cash receipts and payments in specific situations. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted. An entity should apply ASU 2016-15 using a retrospective transition method to each period presented. We do not anticipate that the adoption of this pronouncement will have a material impact on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, which outlines that a statement of cash flows explains the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, and early application is permitted. An entity should apply ASU 2016-18 using a retrospective transition method to each period presented. We are currently assessing the impact of the adoption of this ASU on our consolidated financial statements. We do not anticipate that the adoption of this pronouncement will have a material impact on our consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarity and reduces complexity when an entity has changes to the terms or conditions of a share-based payment award, and when an entity should apply modification accounting. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted for interim or annual periods. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. We do not anticipate that the adoption of this pronouncement will have a material impact on our consolidated financial statements.

3. Intangible Assets and Goodwill
The components of intangible assets and goodwill consist of the following:

(Amounts in thousands)	December 26, 2017	December 27, 2016
Amortized intangible assets:
Gross carrying amount:
Favorable leasehold interests	$—	$848
Licensing and development rights	1,077	1,077
Other	543	540
	1,620	2,465
Accumulated amortization:
Favorable leasehold interests	—	(848)
Licensing and development rights	(729)	(663)
Other	(163)	(133)
	(892)	(1,644)
Net amortized intangible assets	728	821
Unamortized intangible assets:
Goodwill	62,241	75,365
Trade names	35,177	35,493
Liquor license permits	1,095	1,095
	$98,513	$111,953
Licensing contract rights and favorable lease rights are being amortized using the straight-line method over the estimated lives of the related contracts and agreements, which are seven to nine years for favorable leasehold interest and 17 years for licensing contract rights. Liquor licenses that are transferable are carried at cost. Such licenses are reviewed for impairment on an annual basis.
Goodwill is allocated to the Del Frisco’s Double Eagle and Sullivan’s reporting units, as follows: $43.9 million and $18.3 million at December 26, 2017, and $43.9 million and $31.4 million at December 27, 2016.
We have estimated that annual amortization expense will amount to approximately $0.1 million for 2018 to 2022.
Amortization expense was $0.1 million, $0.1 million, and $0.2 million for the years ended December 26, 2017, December 27, 2016 and December 29, 2015, respectively.
We performed the annual test for impairment of goodwill and indefinite-lived intangible assets and concluded that $13.4 million impairment, of which $0.3 million is related to trade name, existed as of December 26, 2017 related to the Sullivan’s reporting unit, which represents the difference between the carrying values of the goodwill and trade name for the Sullivan's reporting unit and their estimated fair values, and no impairment existed as of December 27, 2016 or December 29, 2015.
During fiscal 2017, we adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes the second step of the goodwill impairment test and requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying value exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The adoption did not have an impact on our consolidated financial statements; however, this standard did change our policy for our annual goodwill impairment assessment by eliminating the requirement to calculate the implied fair value of goodwill.
On February 1, 2012, we entered into an agreement to terminate a license agreement with the licensee operating a Del Frisco’s Double Eagle in Orlando, Florida effective June 1, 2013. The original licensing agreement has been amortized over the expected term of the agreement, and has a remaining book value of $0.3 million as of December 26, 2017. Under the agreement, in exchange for us surrendering our right to receive licensing fees from January 1, 2012 through June 1, 2013 and making a one-time $0.03 million payment to the licensee, we received the rights to open and operate any of our restaurants in the three counties that make up the Orlando metropolitan area no earlier than January 1, 2015. We accounted for this as an exchange of non-monetary assets, for which we have concluded that the fair value of the asset surrendered approximates its book value and therefore no gain or loss was recorded on the exchange. To determine the fair value of the asset surrendered, we utilized a discounted cash flow method that applied a discount rate of 11.5%, our weighted-average cost of capital, to the future estimated cash flows to be received over the remaining term, including expected renewal, of the license agreement.

On March 17, 2016, we entered into an agreement to obtain and clarify ownership of all naming rights for Del Frisco’s in certain counties of Kentucky, Indiana and Ohio for aggregate consideration of $0.6 million. Under the terms of the agreement, we made a payment totaling $0.5 million in 2016, with the remaining $0.1 million paid on August 1, 2017. This intangible asset has been recorded as a trade name with an indefinite life.
4. Leases
We lease certain facilities under noncancelable operating leases with terms expiring between 2018 and 2038. The leases have renewal options ranging from 5 to 20 years, which are exercisable at our option. In addition, certain leases contain escalation clauses based on a fixed percentage increase and provisions for contingent rentals based on a percentage of gross revenues, as defined. Total rental expense amounted to $24.6 million, $22.9 million, and $21.1 million, including contingent rentals of approximately $3.9 million, $3.6 million, and $3.6 million for the fiscal years ended December 26, 2017, December 27, 2016 and December 29, 2015, respectively.
On December 22, 2017, we closed on a Sale-Leaseback transaction for $15.1 million, in which the land, the building and related furniture, fixtures, and equipment for the Del Frisco’s Double Eagle Steakhouse, located in Orlando, Florida were sold. In connection with the sale, we entered into noncancelable lease agreement with the buyer to lease back the real property assets sold, in which the leased property will continue to operate as Del Frisco’s Double Eagle Steakhouse throughout the lease term. The lease provides for a 15 year term with four separate renewal terms of 5 years each if we choose to exercise our right to extend the lease term.
Proceeds for this transaction, net of $0.4 million transaction costs, were $14.7 million and as the result of the transaction, we recorded a net loss of $1.4 million.
Future minimum lease payments under noncancelable operating leases include renewal option periods for certain leases when such option periods are included for purposes of calculating straight-line rents. At December 26, 2017, future minimum rentals for each of the next five years and thereafter, and in total, are as follows:໿

(Amounts in thousands)
2018	$24,203
2019	25,379
2020	24,906
2021	24,880
2022	25,274
Thereafter	281,110
Total minimum lease payments	$405,752

5. Income Taxes
The components of income tax expense consist of the following:

	Fiscal Year Ended
(Amounts in thousands)	December 26, 2017	December 27, 2016	December 29, 2015
Current tax expense:
Federal	$516	$2,768	$894
State	1,501	2,465	1,117
Total current tax expense	2,017	5,233	2,011
Deferred tax (benefit) expense:
Federal	(13,664)	1,381	1,722
State	(1,287)	194	1,774
Total deferred tax (benefit) expense	(14,951)	1,575	3,496
Total income tax (benefit) expense	$(12,934)	$6,808	$5,507
On December 22, 2017, the TCJA was signed into law. The TCJA contains significant changes to corporate taxation, including a reduction of the federal corporate tax rate from 35% to 21%, creating a territorial tax system, allowing for immediate expensing of certain qualified property, modifying or repealing many business deductions and credits, and providing other incentives.

SAB 118, to provide guidance for companies that are not able to complete their accounting for the income tax effects of the Act in the period of enactment. The SEC Staff noted in SAB 118 that in these cases a company should continue to apply Topic 740, Income Taxes based on the provisions of the tax laws that were in effect immediately prior to the TCJA being enacted. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under Topic 740. We completed our accounting for the TCJA under ASC 740 and reported provisional amounts for the income tax effects of the TCJA for which the accounting is incomplete but a reasonable estimate could be determined, for all aspects of the TCJA, which are included in our year ended December 26, 2017 consolidated financial statements. There were no specific impacts of the TCJA that could not be reasonably estimated, however the final impact of the TCJA may differ from these estimates, due to, among other things, changes in our interpretations and assumptions of the TCJS, and additional guidance that may be issued by the Internal Revenue Service.
The $12.9 million income tax benefit was primarily attributable to permanent differences as a result of goodwill impairment and TCJA, which permanently reduced the maximum federal corporate income tax rate from 35% to 21%. A change in the tax rate requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the corporate income tax rate reduction lowered the expected future cost of existing deferred tax liabilities resulting in the income tax benefit for 2017.
The difference between the reported income tax (benefit) expense and taxes determined by applying the applicable U.S. federal statutory income tax rate to (loss) income before taxes is reconciled as follows:

	Fiscal Year Ended
(Amounts in thousands)	December 26, 2017		December 27, 2016		December 29, 2015
Income tax (benefit) expense at federal statutory rate	$(8,537)	35%	$8,602	35%	$7,527	35%
State tax (benefit) expense, net	(1,028)	4%	1,835	7%	1,215	6%
FICA tip and work opportunity credits	(3,654)	15%	(3,519)	(14)%	(3,428)	(16)%
Impacts related to the TCJA	(4,620)	19%	—	—%	—	—%
Goodwill impairment	4,594	(19)%	—	—%	—	—%
Other items, net	311	(1)%	(110)	—%	193	1%
Total income tax (benefit) expense	$(12,934)	53%	$6,808	28%	$5,507	26%
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are presented below:

(Amounts in thousands)	December 26, 2017	December 27, 2016
Deferred tax assets:
Equity-based compensation	$1,292	$1,507
Accrued liabilities	3,472	5,212
Deferred compensation	3,165	5,620
Deferred rent liabilities	12,057	14,480
Tax credits carryover	4,632	—
Intangible Assets – Pre-opening Costs	1,807	3,073
Other	246	172
Total deferred tax assets	26,671	30,064
Deferred tax liabilities:
Property and equipment	18,524	32,001
Intangible assets	11,073	15,968
Other	312	284
Total deferred tax liabilities	29,909	48,253
Net deferred tax liabilities	$(3,238)	$(18,189)
We may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we receive an assessment for interest and penalties, it has been classified in the consolidated financial statements as income tax expense. Generally, our federal, state, and local tax returns for years subsequent to 2013 remain open to examination by the major taxing jurisdictions to which we are subject.

A reconciliation of the beginning and ending amount of unrecognized tax position is as follows:

	Fiscal Year Ended
(Amounts in thousands)	December 26, 2017	December 27, 2016	December 29, 2015
Balance at beginning of year	$16	$40	$1,386
Additions resulting from current year positions	—	—	—
Additions for positions taken in prior years	—	—	—
Payments made for settlements	—	—	(944)
Expiration of statute of limitations	(16)	(24)	(402)
Balance at end of year	$—	$16	$40
We do not believe our uncertain tax positions will change materially during the next 12 months. As of December 26, 2017 and December 27, 2016, accrued interest and penalties included in the consolidated balance sheets totaled $0.1 million and $0.3 million, respectively. The change in interest and penalties associated with our unrecognized tax benefits is included as a component of the Other, net line of the effective tax rate reconciliation.
6. Long-Term Debt
On October 15, 2012, we entered into a credit facility that provided for a three years unsecured revolving credit facility of up to $25 million.  Borrowings under the credit facility bear interest at LIBOR plus 1.50%. We are required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving loan facility. The credit facility is guaranteed by certain of our subsidiaries. The credit facility contains various financial covenants, including a maximum leverage ratio of total indebtedness to EBITDA, as defined in the credit agreement, and minimum fixed charge coverage ratio, as defined in the credit agreement. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, changes of control, the incurrence of indebtedness and providing financing or other transactions with affiliates.
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
On April 21, 2017, we entered into a Fourth Amendment to our credit facility that lowered the minimum fixed charge coverage ratio, as defined in the agreement, from 2.00 to 1.25, effective January 1, 2017.
On May 24, 2017, we entered into the Fifth Amendment to our credit facility with JP Morgan Chase Bank. This amendment, among other things, increased the capacity by which the revolving credit commitment can be increased by $20 million. Such commitment increases can be made in increments of $5 million at our request, up to a maximum amount of $50 million. Additionally, this amendment modified the definition of Adjusted EBITDA to provide for the exclusion of certain one-time expenses.
On July 12, 2017, we executed an agreement to borrow against the investments in our deferred compensation plan to pay out funds due to plan participants instead of using operating cash flows. The loan does not have an expiration date or defined payment terms, and accrues interest at a rate of 1%, which is net of the 3% that is earned by the investments being loaned against. As of December 26, 2017, there was $3.0 million of outstanding borrowings on this loan.
On October 20, 2017, we entered into a Sixth Amendment to our credit facility with JP Morgan Chase Bank. The Amendment, among other things, consented to the Company's sale leaseback of its Orlando, Florida Del Frisco's Double Eagle Steakhouse location. Additionally, this amendment modified the definition of the Operating Leverage Ratio under the Loan Agreement.
We were in compliance with the financial debt covenants as of December 26, 2017. As of December 26, 2017, there was $21.5 million outstanding on our revolving credit facility. Under the revolving loan commitment, we had approximately $27.0 million of availability, net of $1.5 million in letter of credit commitments.

7. Retirement Plans
We provide two retirement benefit plans to participants. The salary-reduction plans are provided through a qualified 401(k) plan and a nonqualified deferred compensation plan. Under these plans, employees who meet minimum service requirements and elect to participate may make contributions of up to 15% of their annual salaries under the 401(k) plan subject to IRS limitations, and up to 80% under the deferred-compensation plan. We may make additional contributions at the discretion of the Board of Directors. Expenses related to the plans for the fiscal years ended December 26, 2017, December 27, 2016 and December 29, 2015 totaled $1.0 million, $1.3 million, and $2.2 million, respectively.
8. Litigation
We are involved, from time to time, in litigation arising in the ordinary course of business. We believe the outcome of such matters will not have a material adverse effect on our consolidated financial position or results of operations.
9. Stockholders’ Equity
On October 14, 2014, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $25 million of our common stock over the next three years. On February 15, 2017, our Board of Directors increased the authorized capacity under our existing stock repurchase program to $50 million of our common stock from that date forward and is not part of the defined term. Under this program, management was authorized to purchase outstanding common stock in the open market from time to time at its discretion, subject to share price, market conditions and other factors. The common stock repurchase program did not obligate us to repurchase any dollar amount or number of shares. The Company fully utilized the availability under the repurchase program in November 2017. Over the life of the program, we repurchased 3,630,390 shares of our common stock at an aggregate cost of approximately $57.8 million and an average price per share of $15.93 under this program.
10. Commitments and Contingencies
At December 26, 2017, we had outstanding letters of credit of $1.5 million on our revolving credit facility. The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions.
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

The following tables present our financial assets and liabilities measured at fair value on a recurring basis at December 26, 2017 and December 27, 2016:

	Fair Value Measurements
(Amounts in thousands)	Level	December 26, 2017	December 27, 2016
Deferred compensation plan investments	2	$14,643	$15,054
Deferred compensation plan liabilities	2	$(11,326)	$(15,212)
During the fourth fiscal quarter of 2017, we incurred $13.4 million of impairment charges for the goodwill and indefinite-lived intangible assets of which $0.3 million is related to trade name, for our Sullivan’s reporting unit and $23.6 million in impairment charges related to one Double Eagle, four Grille and one Sullivan's locations.
The following table presents our financial assets and liabilities measured at fair value on a non-recurring basis at December 26, 2017 and December 27, 2016:

	Fair Value Measurements
(Amounts in thousands)	Level	December 26, 2017	December 27, 2016
Long-lived assets	3	$2,374	$235
Goodwill	3	$18,276	$—
Trade name	3	$16,534	$—
The trade name fair value is determined by utilizing royalty-relief method for trade name, and by utilizing the best information available, which includes use of estimates, judgments, and projections for long-lived assets.
There were no transfers among levels within the fair value hierarchy during the years ended December 26, 2017 or December 27, 2016. The fair value of the credit facility at December 26, 2017 approximated its carrying value since it is a variable rate credit facility (Level 2).
We had no derivative instruments at December 26, 2017 or December 27, 2016.
12. Segment Reporting
We operate the Double Eagle, Grille and Sullivan’s brands as operating segments. The restaurant concepts operate solely in the U.S. within the full-service dining industry, providing similar products to similar customers. Sales from external customers are derived principally from food and beverage sales, and we do not rely on any major customers as a source of sales. The restaurant concepts also possess similar economic characteristics, resulting in similar long-term expected financial performance characteristics. However, as Double Eagle restaurants typically have higher revenues, driven by their larger physical presence and higher average check, the Double Eagle, Grille and Sullivan’s operating segments have varying operating income and restaurant-level EBITDA margins due to the leveraging of higher revenues on certain fixed operating costs such as management labor, rent, utilities, and building maintenance.

The following table presents information about reportable segments for fiscal years 2017, 2016, and 2015:

	Fiscal Year Ended December 26, 2017
(Amounts in thousands)	Double Eagle	Grille	Sullivan's	Corporate	Consolidated
Revenues	$176,713	$117,114	$67,604	$—	$361,431
Restaurant-level EBITDA	$46,909	$15,463	$10,593	$—	$72,965
Capital expenditures	$17,810	$12,658	$8,448	$2,418	$41,334
Property and equipment	$106,514	$116,878	$51,222	$5,573	$280,187

	Fiscal Year Ended December 27, 2016
(Amounts in thousands)	Double Eagle	Grille	Sullivan's	Corporate	Consolidated
Revenues	$166,885	$106,999	$77,797	$—	$351,681
Restaurant-level EBITDA	$46,877	$15,881	$12,182	$—	$74,940
Capital expenditures	$17,284	$17,080	$2,489	$97	$36,950
Property and equipment	$115,889	$116,451	$49,416	$2,426	$284,182

	Fiscal Year Ended December 29, 2015
(Amounts in thousands)	Double Eagle	Grille	Sullivan's	Corporate	Consolidated
Revenues	$161,809	$90,820	$78,983	$—	$331,612
Restaurant-level EBITDA	$45,837	$12,660	$13,070	$—	$71,567
Capital expenditures	$11,646	$32,717	$3,644	$102	$48,109
Property and equipment	$104,508	$99,371	$47,578	$2,493	$253,950
In addition to using consolidated results in evaluating our performance and allocating our resources, our chief operating decision maker uses restaurant-level EBITDA, which is not a measure defined by GAAP at both the segment and consolidated level. At the consolidated level, this non-GAAP operating measure is useful to both management and investors because it represents one means of gauging the overall profitability of our recurring and controllable core restaurant operations at a consolidated level. This measure is not, however, indicative of our overall results, nor does restaurant-level profit accrue directly to the benefit of stockholders, primarily due to the exclusion of corporate-level expenses. Restaurant-level EBITDA on a consolidated basis should not be considered a substitute for, or superior to, operating income (loss), which is calculated in accordance with GAAP, and the reconciliations to operating income (loss) set forth below should be carefully evaluated.
We define restaurant-level EBITDA as operating income (loss) before pre-opening costs, general and administrative costs, donations, consulting project costs, reorganization severance costs, lease termination and closing costs, depreciation and amortization, impairment charges and insurance settlements. Pre-opening costs are excluded because they vary in timing and magnitude and are not related to the health of ongoing operations. General and administrative costs are only included in our consolidated financial results as they are generally not specifically identifiable to individual operating segments as these costs relate to supporting all of our restaurant operations and the extension of our concepts into new markets. Donations, consulting project costs and reorganization severance costs are excluded because they are not related to the health of ongoing operations. Lease termination and closing costs, depreciation and amortization, impairment charges, and insurance settlements are excluded because they are not ongoing controllable cash expenses, and they are not related to the health of ongoing operations. Property and equipment is the only balance sheet measure used by our chief operating decision maker in allocating resources.

The following table reconciles operating (loss) income to restaurant-level EBITDA (in thousands):

	Fiscal Year Ended
(Amounts in thousands)	December 26, 2017	December 27, 2016	December 29, 2015
Operating (loss) income	(22,169)	25,076	21,818
Pre-opening costs	2,182	3,446	5,228
General and administrative costs	28,421	25,131	23,111
Donations	836	—	—
Consulting project costs	2,786	—	—
Reorganization severance	1,072	793	—
Lease termination and closing costs	538	1,031	1,386
Depreciation and amortization	23,399	18,865	16,776
Impairment charges	37,053	598	3,248
Insurance settlements	(1,153)	—	—
Restaurant-level EBITDA	$72,965	$74,940	$71,567
13. Earnings (Loss) Per Share
Basic earnings (loss) per share (EPS) data is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. We incurred a net loss for fiscal 2017, and therefore, diluted shares outstanding equaled basic shares outstanding. Diluted earnings per share for fiscal 2016 and 2015 exclude stock options of 0.6 million and 0.7 million, respectively, which were outstanding during the period, but were anti-dilutive. Diluted earnings per share for fiscal 2016 and 2015 exclude 0.1 million and 0.1 million of shares restricted stock, which were outstanding during the period, but were anti-dilutive.໿

	Fiscal Year Ended
(Amounts in thousands, except per share data)	December 26, 2017	December 27, 2016	December 29, 2015
Net (loss) income	$(11,457)	$17,766	$15,998
Shares:
Weighted-average common shares outstanding—basic	21,570	23,322	23,380
Effect of dilutive shares	—	113	137
Weighted-average common shares outstanding—diluted	21,570	23,435	23,517

Earnings (loss) per share—basic	$(0.53)	$0.76	$0.68
Earnings (loss) per share—diluted	$(0.53)	$0.76	$0.68
໿
໿
14. Stock-Based Employee Compensation
2012 Long-Term Equity Incentive Plan
In connection with our initial public offering, we adopted the 2012 Plan, which allows our Board of Directors or a committee thereof to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for us. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Outstanding stock options vest at various periods ranging from one to four years from date of grant. Outstanding shares of restricted stock vest over periods ranging from one to four years. The 2012 Plan has 2,232,800 shares authorized for issuance under the plan. There are 589,300 shares of common stock issuable upon exercise of currently outstanding options, 497,695 outstanding shares of restricted stock, restricted stock units and performance stock units, which includes 200,000 performance stock units related to the CEO 2016 grant, at December 26, 2017. There are 928,293 shares available for future grants.

The following table details our total stock based compensation costs during the fiscal years ended December 26, 2017, December 27, 2016 and December 29, 2015, as well as where the costs were expensed:

	Fiscal Year Ended
(Amounts in thousands)	December 26, 2017	December 27, 2016	December 29, 2015
Restaurant operating expenses	$226	$361	$468
General and administrative costs	2,593	2,305	2,432
Total stock compensation cost	$2,819	$2,666	$2,900
Stock Options, Restricted Stock, Restricted Stock Units, and Performance Stock Units
The following table summarizes restricted stock, restricted stock unit, and performance stock unit activity during fiscal 2017:

	Fiscal Year Ended December 26, 2017
(Amounts in thousands, except per share amounts)	Shares	Weighted average grant date fair value per share ($)	Aggregate intrinsic value ($)
Outstanding at beginning of period	346	$12.57
Granted	299	17.19
Vested	(49)	17.41
Forfeited	(98)	17.50
Outstanding at end of period	498	$13.90	$7,689
As of December 26, 2017, there was $4.3 million of total unrecognized compensation cost related to non-vested restricted stock, restricted stock units and performance stock units. This cost is expected to be recognized over a period of approximately 1.9 years.
The following table summarizes stock option activity during fiscal 2017:໿

	Fiscal Year Ended December 26, 2017
(Amounts in thousands, except per share amounts)	Shares	Weighted average exercise price ($)	Weighted average remaining contractual term	Aggregate intrinsic value ($000's)
Outstanding at beginning of period	928	$18.33
Exercised	(137)	13.00
Forfeited	(202)	21.34
Outstanding at end of period	589	$18.53	5.3 years	$450
Options exercisable at end of period	582	$18.48	5.3 years	$450
The intrinsic value of options exercised during fiscal 2017 was $0.3 million. A summary of the status of non-vested stock options as of December 26, 2017 and changes during fiscal 2017 is presented below:

	Fiscal Year Ended
	December 26, 2017
(Amounts in thousands, except per share amounts)	Shares	Weighted average grant-date fair value per share ($)
Non-vested stock options at beginning of period	152	$8.44
Vested	(41)	8.50
Forfeited	(104)	8.39
Non-vested stock options at end of period	7	$8.93
As of December 26, 2017, there was a nominal amount of unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a period of approximately 0.6 years. The total fair value of stock options vested during fiscal 2017 was $0.9 million.

We issue performance share units, or PSUs, to certain employees that represent shares potentially issuable in the future. During fiscal 2016, we granted 200,000 PSUs to our CEO. The issuance of these shares is based upon our stock price reaching $28.00 per share for five days consecutively no later than December 31, 2022 and is subject to post vesting holding periods. The fair value of performance share units was calculated using a Monte Carlo simulation model, which requires the use of highly subjective and complex assumptions, including the expected life of the award, the price volatility of the underlying stock and a blended illiquidity discount of 16.9%. The weighted average grant date fair value was $8.98 for the years ended December 26, 2017 and December 27, 2016. The aggregate intrinsic value was $3.5 million for the year ended December 26, 2017.
໿
The expense recognized each period is dependent on our estimate of the number of shares that will ultimately be issued. As of December 26, 2017 there was $0.9 million of total unrecognized compensation cost related to non-vested PSUs. This cost is expected to be recognized over a period of approximately 1.1 years.
The following table details the values from and assumptions for the Monte Carlo PSU pricing model for PSUs granted during the fiscal 2016.

2016
Weighted average grant date fair value	$8.98
Weighted average risk-free interest rate	1.98%
Derived service period in years	2.2
Weighted average volatility	34.41%
Expected dividend	—
15. Quarterly Financial Information (Unaudited)
The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 2017 and fiscal 2016.

	Fiscal Year Ended December 26, 2017
	First	Second	Third	Fourth
(Amounts in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Total Year
Revenues	$83,890	$82,301	$73,343	$121,897	$361,431
Operating income (loss)	$4,408	$2,933	$(2,179)	$(27,331)	$(22,169)
Net income (loss)	$3,310	$2,090	$(1,776)	$(15,081)	$(11,457)
Basic income (loss) per common share	$0.14	$0.10	$(0.08)	$(0.73)	$(0.53)
Basic weighted average shares outstanding	23,059	21,722	21,103	20,690	21,570

Diluted income (loss) per common share	$0.14	$0.09	$(0.08)	$(0.73)	$(0.53)
Diluted weighted average shares outstanding	23,276	22,061	21,103	20,690	21,570

	Fiscal Year Ended December 27, 2016
	First	Second	Third	Fourth
(Amounts in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Total Year
Revenues	$81,194	$79,916	$71,407	$119,164	$351,681
Operating income	$7,879	$6,325	$1,118	$9,754	$25,076
Net income	$5,411	$4,444	$786	$7,125	$17,766
Basic income per common share	$0.23	$0.19	$0.03	$0.31	$0.76
Basic weighted average shares outstanding	23,315	23,350	23,354	23,282	23,322

Diluted income per common share	$0.23	$0.19	$0.03	$0.30	$0.76
Diluted weighted average shares outstanding	23,398	23,437	23,431	23,415	23,435

During the fourth fiscal quarter of 2017, we incurred $13.4 million of impairment charges for the goodwill and indefinite-lived intangible assets of which $0.3 million is related to trade name, for our Sullivan’s reporting unit and $23.6 million in impairment charges related to one Double Eagle, four Grille and one Sullivan's locations. The decrease in the effective tax rate was primarily attributable to permanent differences as a result of goodwill impairment and TCJA which permanently reduced the maximum federal corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. During the second quarter of 2017, we incurred approximately $0.5 million in lease termination costs associated with two Sullivan's locations and $1.1 million in reorganization severance costs.
During the fourth fiscal quarter of 2016, we incurred $0.6 million in impairment charges related to two Sullivan’s locations, $0.9 million in lease termination costs associated with one Sullivan’s location and $0.8 million in reorganization severance costs. In the third fiscal quarter of 2016, we incurred $0.4 million in expenses to settle an easement claim related to the sale of the previous Dallas, Texas Del Frisco’s location.
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