Form 10-Q
period 2018-03-27
Del Frisco's Restaurant Group, Inc.
filed 2018-05-07
CIK 1415301

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2018
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.    Yes   ☐     No   ☒
As of May 3, 2018, the latest practicable date, 20,376,725 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

DEL FRISCO’S RESTAURANT GROUP, INC.
FORM 10-Q

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Quarterly Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions. Forward looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. Although we believe the expectations reflected in any forward looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward looking statements as a result of various factors. Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include, but are not limited to, the following:

•	economic conditions (including customer spending patterns);

•	our ability to compete;

•	our ability to implement our growth strategy, including opening new restaurants, operating them profitably and accelerating development of our brands;

•	customer experiences or negative publicity surrounding our restaurants;

•	pricing and deliveries of food and other supplies;

•	changes in consumer tastes and spending patterns;

•	laws and regulations affecting labor and employee benefit costs, including increases in state and federally mandated minimum wages;

•	labor shortages;

•	general financial and credit market conditions;

•	fixed rental payments and the terms of our indebtedness; and

•	other factors described in "Item 1A. Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 26, 2017 (the "2017 Annual Report").
All forward-looking statements in this Quarterly Report, or that are made on our behalf by our directors, officers or employees related to the information contained herein, apply only as of the date of this Quarterly Report or as of the date they were made. We undertake no obligation, except as required by applicable law, to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets—Unaudited

	As of
(Amounts in thousands, except share data)	March 27, 2018	December 26, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,979	$4,594
Inventory	18,115	18,029
Income taxes receivable	3,594	3,369
Lease incentives receivable	5,674	1,739
Prepaid expenses and other assets	6,272	9,272
Total current assets	36,634	37,003
Property and equipment:
Leasehold improvements	214,766	203,818
Furniture, fixtures, and equipment	73,792	76,369
Property and equipment, gross	288,558	280,187
Less accumulated depreciation	(105,863)	(104,832)
Property and equipment, net	182,695	175,355
Goodwill	62,157	62,241
Intangible assets, net	36,976	37,000
Other assets	14,892	15,188
Total assets	$333,354	$326,787

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,047	$13,941
Deferred revenue	14,410	17,646
Sales tax payable	1,700	3,314
Accrued payroll	7,372	7,415
Current portion of deferred rent obligations	4,949	4,440
Other current liabilities	4,385	5,076
Total current liabilities	45,863	51,832
Noncurrent liabilities:
Long-term debt	29,709	24,477
Obligation under capital lease	836	—
Deferred rent obligations	50,411	44,830
Deferred income taxes, net	3,464	3,238
Other liabilities	12,307	13,323
Total liabilities	142,590	137,700
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at March 27, 2018 or December 26, 2017	—	—
Common stock, $0.001 par value, 190,000,000 shares authorized, 24,459,345 shares issued and 20,342,589 shares outstanding at March 27, 2018 and 24,420,490 shares issued and 20,309,341 shares outstanding at December 26, 2017	24	24
Treasury stock at cost: 4,116,756 and 4,111,149 shares at March 27, 2018 and December 26, 2017, respectively	(67,823)	(67,823)
Additional paid in capital	148,481	147,503
Retained earnings	110,082	109,383
Total stockholders' equity	190,764	189,087
Total liabilities and stockholders' equity	$333,354	$326,787

See accompanying notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income—Unaudited
໿

	13 Weeks Ended(1)	12 Weeks Ended(1)
(Amounts in thousands, except per share data)	March 27, 2018	March 21, 2017
Revenues	$89,303	$83,890
Costs and expenses:
Cost of sales	26,154	23,781
Restaurant operating expenses (excluding depreciation and amortization shown separately below)	44,215	40,851
Marketing and advertising costs	2,019	1,300
Pre-opening costs	1,146	389
General and administrative costs	8,332	6,311
Donations	42	—
Consulting project costs	232	2,036
Acquisition and disposition costs	657	—
Reorganization severance	113	—
Lease termination and closing costs	366	(2)
Impairment charges	84	—
Depreciation and amortization	5,182	4,816
Total costs and expenses	88,542	79,482
Operating income	761	4,408
Other income (expense), net:
Interest, net of capitalized interest	(303)	(10)
Other	1	(2)
Income before income taxes	459	4,396
Income tax expense	59	1,086
Net income	$400	$3,310

Basic earnings per common share	$0.02	$0.14
Diluted earnings per common share	$0.02	$0.14

Shares used in computing earnings per common share:
Basic	20,317	23,059
Diluted	20,603	23,277

Comprehensive income	$400	$3,310

(1)
Beginning in fiscal 2018, we changed to a fiscal quarter calendar where each quarter contains 13 weeks, other than in a 53-week year where the last quarter of the year will contain 14 weeks. Previously, the first three quarters of our fiscal year consisted of 12 weeks each and the fourth quarter consisted of 16 weeks or 17 weeks in a 53-week year. The fiscal quarter ended March 27, 2018 contained 13 weeks and quarter ended March 21, 2017 contained 12 weeks. See Note 1, Business and Basis of Presentation in the notes to our consolidated financial statements included in our quarterly report on Form 10-Q for the quarter ended March 27, 2018.

See accompanying notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity—Unaudited

	Common Stock
(Amounts in thousands)	Shares	Par Value	Additional Paid In Capital	Treasury Stock	Retained Earnings	Total
Balance at December 26, 2017	20,309,341	$24	$147,503	$(67,823)	$109,383	$189,087
Cumulative effect adjustment (Note 1)	—	—	—	—	299	299
Balance at December 27, 2017	20,309,341	24	147,503	(67,823)	109,682	189,386
Net income	—	—	—	—	400	400
Share-based compensation costs	—	—	1,027	—	—	1,027
Stock option exercises	4,000	—	52	—	—	52
Shares issued under stock compensation plan, net of shares withheld for tax effects	29,248	—	(101)	—	—	(101)
Balance at March 27, 2018	20,342,589	$24	$148,481	$(67,823)	$110,082	$190,764
See accompanying notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows—Unaudited
໿

	13 Weeks Ended(1)	12 Weeks Ended(1)
(Amounts in thousands)	March 27, 2018	March 21, 2017
Cash flows from operating activities:
Net income	$400	$3,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,182	4,816
Loss on disposal of restaurant property	5	5
Loan cost amortization	—	3
Equity based compensation	1,027	533
Impairment charges	84	—
Deferred income taxes	226	(869)
Amortization of deferred lease incentives	(362)	(742)
Changes in operating assets and liabilities:
Inventory	(86)	659
Lease incentives receivable	1,503	—
Prepaid expenses and other assets	3,000	3,190
Accounts payable	(1,722)	402
Income taxes	(225)	2,175
Deferred rent obligations	1,014	386
Deferred revenue	(2,937)	(2,987)
Other liabilities	(3,109)	(1,802)
Net cash provided by operating activities	4,000	9,079
Cash flows from investing activities:
Purchases of property and equipment	(10,788)	(11,966)
Other investing activities	1	21
Net cash used in investing activities	(10,787)	(11,945)
Cash flows from financing activities:
Proceeds from revolving credit facility	5,500	22,000
Principal payments of capital lease obligation	(11)	—
Payments on loan against deferred compensation investments	(268)	—
Purchases of treasury stock	—	(25,097)
Cash settlement for share-based awards	(101)	—
Proceeds from exercise of stock options	52	68
Net cash provided by (used in) financing activities	5,172	(3,029)
Net change in cash and cash equivalents	(1,615)	(5,895)
Cash and cash equivalents at beginning of period	4,594	14,622
Cash and cash equivalents at end of period	$2,979	$8,727
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$232	$16
Income taxes	$307	$115
Non cash investing and financing activities:
Capital expenditures included in accounts payable at end of period	$4,755	$787

(1)
Beginning in fiscal 2018, we changed to a fiscal quarter calendar where each quarter contains 13 weeks, other than in a 53-week year where the last quarter of the year will contain 14 weeks. Previously, the first three quarters of our fiscal year consisted of 12 weeks each and the fourth quarter consisted of 16 weeks or 17 weeks in a 53-week year. The fiscal quarter ended March 27, 2018 contained 13 weeks and quarter ended March 21, 2017 contained 12 weeks. See Note 1, Business and Basis of Presentation in the notes to our consolidated financial statements included in our quarterly report on Form 10-Q for the quarter ended March 27, 2018.

See accompanying notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited
໿
1. Business and Basis of Presentation
As of March 27, 2018, Del Frisco’s Restaurant Group, Inc. ("we," "us," "our," or the “Company”) owned and operated 53 restaurants under the concept names of Del Frisco’s Double Eagle Steakhouse (“Double Eagle”), Sullivan’s Steakhouse (“Sullivan’s”), and Del Frisco’s Grille (“Grille”). Of the 53 restaurants we operated at the end of the period covered by this report, there were 13 Double Eagle restaurants, 25 Grille restaurants and 15 Sullivan’s restaurants in operation in 23 states and the District of Columbia.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the 13 weeks ended March 27, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 2018. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2017 filed with the SEC on March 27, 2018 (the “2017 10-K”).
We operate on a 52- or 53-week fiscal year ending the last Tuesday in December. Beginning in fiscal 2018, we changed to a fiscal quarter calendar where each quarter contains 13 weeks, other than in a 53-week year where the last quarter of the year will contain 14 weeks. Previously, the first three quarters of our fiscal year consisted of 12 weeks each and the fourth quarter consisted of 16 weeks or 17 weeks in a 53-week year. The fiscal quarter ended March 27, 2018 contained 13 weeks and the fiscal quarter ended March 21, 2017 contained 12 weeks, and are referred to herein as the first quarter of 2018 and the first quarter of 2017, respectively. Fiscal 2018 will be a 52-week fiscal year as was fiscal 2017. We believe that a reporting basis comprised of four equal 13-week quarters is a more typical reporting format comparable to most companies in the restaurant industry, and is easier to understand for our investors.
As a result of the change in our calendar, our first quarter 2018, which began on December 27, 2017, had 91 days of activity, 7 more days than our first quarter 2017, which began on December 28, 2016 and had 84 days of activity. While our 2017 and 2018 full fiscal years will have the same number of days, our 2018 second quarter will have 7 additional days, our 2018 third quarter will have 7 additional days, and our 2018 fourth quarter will have 21 fewer days than the corresponding periods in 2017.
We have not restated and do not plan to restate previously filed 2017 quarterly financial statements prepared in accordance with GAAP because no information other than revenues, including certain recurring expense items, such as costs of sales, restaurant operating expenses, marketing and advertising cost, pre-opening costs, general and administrative costs and depreciation and amortization, and cash flow, necessary to restate operations are available on a daily or weekly basis. Because we rely on this information in the preparation of our financial statements, the unavailability thereof made restating our financial statements in accordance with GAAP impracticable. Accordingly, the corresponding first quarter 2017 historical operating results are not comparable to our first quarter 2018 results.
If we used our revised quarterly reporting period in the prior year, revenues would have been $90.5 million during the 13 weeks ended March 28, 2017.
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
Except for our accounting policies impacted by our adoption of Topic 606 discussed below, there have been no material changes to the significant accounting policies from what was previously reported in the 2017 10-K.
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, and issued subsequent amendments to the initial guidance to provide additional clarification on specific topics (“Topic 606”). Topic 606 provides a comprehensive revenue recognition model requiring companies to recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company adopted Topic 606 as of December 27, 2017 by applying the cumulative effect transition method. Based on our evaluation of our revenue streams, the Company has determined that there was not a material impact as of the date of adoption between the new revenue standard and how we previously recognized revenue, and therefore the adoption did not have a material effect on our consolidated financial statements. The primary item affected by the adoption of Topic 606 was the deferred revenue from our loyalty program. While we do not anticipate changes to this revenue stream to be material, as stated above, we do expect to recognize income from this revenue stream earlier than it was previously recognized under the prior guidance, by bifurcating the performance obligations associated with our loyalty program. As a result of adopting Topic 606, the cumulative effect to our retained earnings was approximately $0.3 million, net of tax effect. For other revenue streams, there was no material change in the timing of revenue recognition as our accounting policies under the prior guidance was materially consistent with Topic 606.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments. This ASU is intended to clarify the presentation of cash receipts and payments in specific situations. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted. An entity should apply ASU 2016-15 using a retrospective transition method to each period presented. We adopted this ASU beginning in fiscal 2018. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash, which outlines that a statement of cash flows explains the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, and early application is permitted. An entity should apply ASU 2016-18 using a retrospective transition method to each period presented. We adopted this ASU beginning in fiscal 2018. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarity and reduces complexity when an entity has changes to the terms or conditions of a share-based payment award, and when an entity should apply modification accounting. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted for interim or annual periods. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. We adopted this ASU beginning in fiscal 2018. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). ASU 2016-02 is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. The main amendments in ASU 2016-02 require recognition on the balance sheet of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. We anticipate implementing the standard by taking advantage of the practical expedient option, which permits companies to not apply ASU 2016-02 in the comparative periods in our consolidated financial statements in the fiscal year of adoption. At the time of adoption, the discounted minimum remaining rental payments of operating leases will be the starting point for determining the right-of-use asset and lease liability. We had operating leases with remaining rental payments of approximately $411.9 million at the end of first quarter in 2018. We expect that adoption of ASU 2016-02 will have a material impact on our consolidated balance sheets due to recognition of the right-of-use asset and lease liability related to our current operating leases. The process of evaluating the full impact of the new guidance on our consolidated financial statements and disclosures is ongoing, however we anticipate the evaluation of the impact will be completed in fiscal 2018.
2. Earnings Per Share
Basic earnings per share (“EPS”) data is computed based on the weighted average number of shares of common stock outstanding during the periods. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. The computation of diluted earnings per share excluded 407,000 and 597,000 antidilutive stock options, restricted stock units and performance stock units for the 13 weeks ended March 27, 2018 and 12 weeks ended March 21, 2017, respectively.

The following table details our basic and diluted earnings per common share calculation:໿

	13 Weeks Ended	12 Weeks Ended
(Amounts in thousands, except per share data)	March 27, 2018	March 21, 2017
Net income	$400	$3,310
Shares:
Weighted-average common shares outstanding—basic	20,317	23,059
Effect of dilutive shares	286	217
Weighted-average common shares outstanding—diluted	20,603	23,277

Earnings per share—basic	$0.02	$0.14
Earnings per share—diluted	$0.02	$0.14

3. Stock-Based Employee Compensation
2012 Long-Term Equity Incentive Plan
On July 16, 2012, we adopted the Del Frisco’s Restaurant Group, Inc. 2012 Long-Term Equity Incentive Plan (the “2012 Plan”), which allows us to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for us. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Equity-based awards vest or become exercisable at various periods ranging from one to four years from the date of grant. The 2012 Plan has 2,232,800 shares of common stock authorized for issuance under the plan. There were 583,300 shares of common stock issuable upon exercise of outstanding options and 754,557 restricted shares, restricted stock units and performance stock units outstanding at March 27, 2018 with 638,576 shares of common stock available for future grants.
The following table details our total share-based compensation cost, as well as where the costs were expensed:

	13 Weeks Ended	12 Weeks Ended
(Amounts in thousands)	March 27, 2018	March 21, 2017
Restaurant operating expenses	$35	$73
General and administrative costs	992	460
Total stock compensation cost	$1,027	$533
Restricted Stock, Restricted Stock Units, and Performance Stock Units
The following table summarizes restricted stock, restricted stock unit, and performance stock unit activity:

	13 Weeks Ended March 27, 2018
	Shares (000's)	Weighted average grant date fair value	Aggregate intrinsic value ($000's)
Outstanding at beginning of period	498	$13.90
Granted	296	15.18
Vested	(35)	17.08
Forfeited	(4)	17.56
Outstanding at end of period	755	$14.24	$10,752
As of March 27, 2018, there was $7.3 million of total unrecognized compensation cost related to non-vested restricted stock, restricted stock units, and performance stock units. This cost is expected to be recognized over a period of approximately 2.3 years.
Stock Options
The following table summarizes stock option activity:

	13 Weeks Ended March 27, 2018
	Shares (000's)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value ($000's)
Outstanding at beginning of period	589	$18.53
Exercised	(4)	13.00
Forfeited	(2)	21.26
Outstanding at end of period	583	$18.56	4.9 years	$224
Options exercisable at end of period	578	$18.53	4.9 years	$224
A summary of changes in and the status of non-vested stock options is presented below:

	13 Weeks Ended
	March 27, 2018
	Shares (000's)	Weighted average grant-date fair value
Non-vested stock options at beginning of period	7	$8.93
Vested	—	—
Forfeited	(2)	9.99
Non-vested stock options at end of period	5	$8.64
As of March 27, 2018, there was a nominal amount of unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a period of approximately 0.4 years.
4. Long-Term Debt
On October 15, 2012, we entered into a credit facility that, as of the last amendment on October 20, 2017, provides for an unsecured credit facility with a maximum credit commitment of $50.0 million. The credit facility expires on October 15, 2019. Borrowings under the credit facility bear interest, at our option, based on (i) LIBOR plus 1.50% or (ii) the prime rate as defined in the credit facility. We are required to pay a commitment fee equal to 0.25% per annum on the available but unused credit facility. The credit facility is guaranteed by certain of our subsidiaries. The credit facility contains various financial covenants, including a maximum ratio of total indebtedness to EBITDA and minimum fixed charge coverage, both as defined in the credit agreement governing the credit facility. The credit facility also contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates.
As of March 27, 2018, there was $27.0 million of outstanding borrowings on the credit facility, and we had approximately $21.5 million of borrowings available, with $1.5 million in outstanding letters of credit commitments. As of December 26, 2017, there were $21.5 million outstanding borrowings on the credit facility and $1.5 million in outstanding letters of credit. We were in compliance with all of the financial debt covenants as of March 27, 2018 and December 26, 2017.
On July 12, 2017, we executed an agreement to borrow against the investments in our deferred compensation plan to pay out funds due to plan participants instead of using operating cash flows. The loan does not have an expiration date or defined payment terms, and accrues interest at a rate of 1%, net of the 3% that is earned by the investments being loaned against. As of March 27, 2018, there was $2.7 million of outstanding borrowings on this loan.
5. Income Taxes
The effective income tax rate for the 13 weeks ended March 27, 2018 was 12.9%, compared to 24.7% for the 12 weeks ended March 21, 2017. The factors that cause the effective tax rates to vary from the federal statutory rate of 21% and 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses.
The Tax Cuts and Jobs Act (the "TCJA") was enacted in December 2017. The TCJA reduced the U.S. federal corporate tax rate from 35% to 21%, among other provisions. US GAAP requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. The provisional impact of the TCJA for the year ended December 26, 2017 was $4.6 million. The TCJA may be subject to technical amendments, as well as interpretations and implementing of regulations by the Department of Treasury and Internal Revenue Service, any of which could increase or decrease one or more impacts of the legislation. As such, we may record additional provisional amounts or adjustments to provisional amounts during the measurement period ending no later than December 2018. As of March 27, 2018, we have not changed the provisional estimates recognized in 2017.
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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis at March 27, 2018 and December 26, 2017, respectively:

	Fair Value Measurements
(amounts in thousands)	Level	March 27, 2018	December 26, 2017
Deferred compensation plan investments (included in Other assets)	2	$14,349	$14,643
Deferred compensation plan liabilities (included in Other liabilities)	2	$(10,310)	$(11,326)
There were no transfers among levels within the fair-value hierarchy during the first quarter of fiscal 2018 and fiscal 2017. The carrying value of our cash and cash equivalents, receivables and accounts payable approximate fair value due to their short-term nature. The fair value of the credit facility approximates its carrying value since it is a variable rate credit facility (Level 2). We also believe the carrying amount of the long-term debt borrowed against our deferred compensation plan approximates the fair value because, while subject to a fixed rate, the interest rate approximates current market rates of debt with similar terms and comparable credit risk.
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

The following tables present information about reportable segments:

	13 Weeks Ended March 27, 2018
(Amounts in thousands)	Double Eagle	Grille	Sullivan's	Corporate	Consolidated
Revenues	$43,954	$29,392	$15,957	$—	$89,303
Restaurant-level EBITDA	11,046	3,332	2,537	—	16,915
Capital expenditures	9,786	1,983	201	(355)	11,615
Property and equipment, gross	117,121	118,853	47,366	5,218	288,558

	12 Weeks Ended March 21, 2017
(Amounts in thousands)	Double Eagle	Grille	Sullivan's	Corporate	Consolidated
Revenues	$39,760	$26,348	$17,782	$—	$83,890
Restaurant-level EBITDA	10,698	3,762	3,498	—	17,958
Capital expenditures	4,475	3,287	3,916	107	11,785
Property and equipment, gross	120,349	119,728	53,299	2,533	295,909
In addition to using consolidated results in evaluating our performance and allocating our resources, our chief operating decision maker uses restaurant-level EBITDA, which is not a measure defined by GAAP at both the segment and consolidated level. At the consolidated level, this non-GAAP operating measure is useful to both management and investors because it represents one means of gauging the overall profitability of our recurring and controllable core restaurant operations. This measure is not, however, indicative of our overall results, nor does restaurant-level profit accrue directly to the benefit of stockholders, primarily due to the exclusion of corporate-level expenses. Restaurant-level EBITDA on a consolidated basis should not be considered a substitute for, or superior to, operating income, which is calculated in accordance with GAAP, and the reconciliations to operating income set forth below should be carefully evaluated.
We define restaurant-level EBITDA as operating income before pre-opening costs, general and administrative costs, donations, consulting project costs, acquisition and disposition costs, reorganization severance costs, lease termination and closing costs, depreciation and amortization, and impairment charges. Pre-opening costs are excluded because they vary in timing and magnitude and are not related to the health of ongoing operations. General and administrative costs are only included in our consolidated financial results as they are generally not specifically identifiable to individual operating segments as these costs relate to supporting all of our restaurant operations and the extension of our concepts into new markets. Donations, consulting project costs, acquisition and disposition costs and reorganization severance costs are excluded because they are not related to the health of ongoing operations. Lease termination and closing costs, depreciation and amortization, and impairment charges are excluded because they are not ongoing controllable cash expenses, and they are not related to the health of ongoing operations. Property and equipment is the only balance sheet measure used by our chief operating decision maker in allocating resources.
The following table reconciles operating income to restaurant-level EBITDA:

	13 Weeks Ended	12 Weeks Ended
(Amounts in thousands)	March 27, 2018	March 21, 2017
Operating income	$761	$4,408
Pre-opening costs	1,146	389
General and administrative costs	8,332	6,311
Donations	42	—
Consulting project costs	232	2,036
Acquisition and disposition costs	657	—
Reorganization severance	113	—
Lease termination and closing costs	366	(2)
Depreciation and amortization	5,182	4,816
Impairment charges	84	—
Restaurant-level EBITDA	$16,915	$17,958

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
At March 27, 2018 and December 26, 2017, we had outstanding letters of credit of $1.5 million, which were drawn on our credit facility, see Note 4. The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions.
9. Related Party Transactions
On March 10, 2017, we purchased 1,200,000 shares of our common stock for $20.3 million from Fidelity National Financial, Inc. (“Fidelity”). Fidelity was considered a related party to us at the time of the transaction due to the level of ownership interest in us. After this transaction, Fidelity’s ownership interest no longer qualifies it as a related party.
10. Subsequent Event
On May 6, 2018, the Company entered into an agreement to acquire Barteca Restaurants LLC for $325.0 million. Barteca consists of two highly differentiated concepts, Barcelona Wine Bar and bartaco, with 31 restaurants operating across 10 states and Washington DC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our consolidated financial position and results of operations. This information should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial data included elsewhere in this Quarterly Report. The following information should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2017 Annual Report. Unless the context otherwise indicates, all references to “we,” “our,” “us,” or the “Company” refer to Del Frisco’s Restaurant Group, Inc. and its subsidiaries.
Overview
Del Frisco’s Restaurant Group, Inc. develops, owns and operates three contemporary, high-end, complementary restaurants: Del Frisco’s Double Eagle Steakhouse, or Double Eagle, Del Frisco’s Grille, or the Grille and Sullivan’s Steakhouse, or Sullivan’s. As of the end of the period covered by this report, we operated 53 restaurants in 23 states and the District of Columbia. Of these 53, there were 13 Double Eagle restaurants, 25 Grille restaurants and 15 Sullivan’s restaurants.
Our Growth Strategies and Outlook. Our growth model is comprised of the following three primary drivers:

•
Pursue Disciplined Restaurant Growth. We believe that there are significant opportunities to grow our concepts on a national and international basis in both existing and new markets, where we believe we can generate attractive unit-level economics, which we view as the most significant driver of future growth. Given the importance of this growth driver, we invested in and made improvements to our site selection and approval processes in 2017, including through the use of third party advisors. We partnered with a third party master broker to source potential sites against a set of clear criteria for each Brand. Our evaluation process now includes working with a third party spatial analytics company, who have developed a model to determine the most attractive locations for each of our Brands and a predictive sales model for specific sites.  We have also formed a Real Estate Committee, consisting of members of the Board and the senior management, which visits, assesses and approves each site. While we do not believe it is possible to guarantee every site will meet its expected returns, we expect these process improvements to increase the probability of a site meeting its financial return on investment hurdles. We believe our concepts’ complementary market positioning and ability to coexist in the same markets, coupled with our flexible unit models and robust site assessment and approval processes, will allow us to expand each of our three concepts into a greater number of locations.

•
Grow Existing Revenue. We will continue to pursue opportunities to increase the sales at our existing restaurants. In 2017 we engaged third party consultants to assist us in better understanding our Brands' growth opportunities and our target guests.  We believe that this analysis will enable us to make menu, marketing and operational improvements to increase restaurant unit volumes. We began implementing these improvements during the fourth quarter of 2017.

•
Maintain Margins Throughout Our Growth. We will continue to aggressively protect our margins using economies of scale, including marketing and purchasing synergies between our concepts and leveraging our corporate infrastructure as we continue to open new restaurants.

We believe there are opportunities to open three to five new restaurants annually, generally composed of three to four Double Eagles and zero to one Grille, with new openings of our Double Eagle concept likely serving as the primary driver of new unit growth in the near term. Subsequent to the end of the first quarter of 2018, we closed one Sullivan’s location in Austin, Texas. During the fiscal year ending on December 25, 2018, we expect to open four Double Eagles and three Grilles. It generally takes 9 to 12 months after the signing of a lease or the closing of a purchase to complete construction and open a new restaurant. Additional time is sometimes required to obtain certain government approvals, permits and licenses, such as liquor licenses.
Performance Indicators. We use the following key metrics in evaluating the performance of our restaurants:

•
Comparable Restaurant Sales Growth. We consider a restaurant to be comparable during the first full fiscal quarter following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 43 and 41 restaurants at March 27, 2018 and March 21, 2017, respectively. For the first quarter of 2018, we removed two restaurants from the comparable restaurant base as they were undergoing significant remodel construction.

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

•
Adjusted EBITDA Margin. Adjusted EBITDA margin represents net income before interest, income taxes and depreciation and amortization plus the sum of certain non-operating expenses, including pre-opening costs, impairment charges, lease termination and closing costs, and donations, as a percentage of our revenues. This non-GAAP operating measures is useful to both management and investors, where by monitoring and controlling our adjusted EBITDA margins, we can gauge the overall profitability of our Company.

•
Restaurant-Level EBITDA and Restaurant-Level EBITDA Margin. Restaurant-level EBITDA represents operating income before pre-opening costs, general and administrative costs, donations, consulting project costs, acquisition and disposition costs, reorganization severance costs, lease termination and closing costs, depreciation and amortization, and impairment charges. Restaurant-level EBITDA margin represents Restaurant-level EBITDA as a percentage of our revenues. These non-GAAP operating measures are useful to both management and investors because they represent one means of gauging the overall profitability of our recurring and controllable core restaurant operations for each segment, and all segments at a consolidated level. These measures are not however indicative of our overall results, nor does restaurant-level profit accrue directly to the benefit of stockholders, primarily due to the exclusion of corporate-level expenses. See Note 7, Segment Reporting in the notes to our consolidated financial statements for a reconciliation of restaurant-level EBITDA to operating income at a consolidated level.

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
Change in Reporting Periods
We operate on a 52- or 53-week fiscal year ending on the last Tuesday of each December and, beginning in fiscal 2018, we changed to a fiscal quarter calendar where each quarter contains 13 weeks, other than in a 53-week year where the last quarter of the year will contain 14 weeks. Previously, the first three quarters of our fiscal year consisted of 12 weeks each and the fourth quarter consisted of 16 weeks or 17 weeks in a 53-week year. The fiscal quarter ended March 27, 2018 contained 13 weeks and quarter ended March 21, 2017 contained 12 weeks and are referred to herein as the first quarter of 2018 and the first quarter of 2017, respectively. As a result of the change in our calendar, our first quarter 2018 had 91 days of activity, 7 more days than our first quarter 2017, which had 84 days of activity. We have not restated and do not plan to restate historical results. See Note 1, Business and Basis of Presentation in the notes to our consolidated financial statements.
We estimate the additional operating days in the first quarter of 2018 resulted in $6.8 million of additional consolidated revenues, or $3.2 million, $2.5 million and $1.1 million of Double Eagle, Grille and Sullivan’s revenues, respectively. We discuss the estimated impacts of the additional operating days in more detail below to the extent significant.
Due to the difference in the reporting period between the first quarter of 2018 and the first quarter of 2017 discussed above, our results of operations for the first quarter of 2018 as presented in accordance with GAAP and set forth below are not comparable to the first quarter of 2017.
Key Financial Definitions
Detailed discussion regarding key financial definitions as they relate to our results of operations can be found in the 2017 10-K.

Results of Operations
The following table shows our operating results (in thousands), as well as our operating results as a percentage of revenues. With the change in our fiscal quarters, as described above, the first quarter of 2018 represents 13 weeks of activity and the first quarter of 2017 represents only 12 weeks of activity.

	13 Weeks Ended		12 Weeks Ended
	March 27, 2018		March 21, 2017
Revenues	$89,303	100.0%	$83,890	100.0%
Costs and expenses:
Cost of sales	26,154	29.3	23,781	28.3
Restaurant operating expenses (excluding depreciation and amortization shown separately below)	44,215	49.5	40,851	48.7
Marketing and advertising costs	2,019	2.3	1,300	1.5
Pre-opening costs	1,146	1.3	389	0.5
General and administrative costs	8,332	9.3	6,311	7.5
Donations	42	—	—	—
Consulting project costs	232	0.3	2,036	2.4
Acquisition and disposition costs	657	0.7	—	—
Reorganization severance	113	0.1	—	—
Lease termination and closing costs	366	0.4	(2)	—
Impairment charges	84	0.1	—	—
Depreciation and amortization	5,182	5.8	4,816	5.7
Total costs and expenses	88,542	99.1	79,482	94.7
Operating income	761	0.9	4,408	5.3
Other income (expense), net:
Interest, net of capitalized interest	(303)	(0.3)	(10)	—
Other	1	—	(2)	—
Income before income taxes	459	0.5	4,396	5.2
Income tax expense	59	0.1	1,086	1.3
Net income	$400	0.4%	$3,310	3.9%

13 Weeks Ended March 27, 2018 Compared to the 12 Weeks Ended March 21, 2017
The following tables show our operating results (in thousands) by segment and on a consolidated basis, as well as our operating results as a percentage of revenues, for the first quarter of 2018 (13 weeks) and 2017 (12 weeks). The tables below include Restaurant-level EBITDA, a non-GAAP measure. See Note 7, Segment Reporting in the notes to our condensed consolidated financial statements for additional information on this metric, including a reconciliation to operating income, the most directly comparable GAAP measure.

	13 Weeks Ended March 27, 2018
	Double Eagle		Grille		Sullivan's		Consolidated
Revenues	$43,954	100.0%	$29,392	100.0%	$15,957	100.0%	$89,303	100.0%
Costs and expenses:
Cost of sales	13,168	30.0	8,049	27.4	4,937	30.9	26,154	29.3
Restaurant operating expenses:
Labor	10,367	23.6	9,813	33.4	4,493	28.2	24,673	27.6
Operating expenses	4,870	11.1	4,171	14.2	2,389	15.0	11,430	12.8
Occupancy	3,608	8.2	3,392	11.5	1,112	7.0	8,112	9.1
Restaurant operating expenses	18,845	42.9	17,376	59.1	7,994	50.1	44,215	49.5
Marketing and advertising costs	895	2.0	635	2.2	489	3.1	2,019	2.3
Restaurant-level EBITDA	$11,046	25.1%	$3,332	11.3%	$2,537	15.9%	$16,915	18.9%

Restaurant operating weeks	169		314		197		680
Average weekly volume	$260		$94		$81		$131

	12 Weeks Ended March 21, 2017
	Double Eagle		Grille		Sullivan's		Consolidated
Revenues	$39,760	100.0%	$26,348	100.0%	$17,782	100.0%	$83,890	100.0%
Costs and expenses:
Cost of sales	11,770	29.6	6,757	25.6	5,254	29.5	23,781	28.3
Restaurant operating expenses:
Labor	9,688	24.4	9,005	34.2	5,405	30.4	24,098	28.7
Operating expenses	4,136	10.4	3,579	13.6	2,545	14.3	10,260	12.2
Occupancy	2,872	7.2	2,856	10.8	765	4.3	6,493	7.7
Restaurant operating expenses	16,696	42.0	15,440	58.6	8,715	49.0	40,851	48.7
Marketing and advertising costs	596	1.5	389	1.5	315	1.8	1,300	1.5
Restaurant-level EBITDA	$10,698	26.9%	$3,762	14.3%	$3,498	19.7%	$17,958	21.4%

Restaurant operating weeks	144		276		208		628
Average weekly volume	$276		$95		$85		$134

Revenues. Consolidated revenues increased $5.4 million, or 6.5%, to $89.3 million in the first quarter of 2018 from $83.9 million in the first quarter of 2017. This increase was primarily due to 52 net additional operating weeks in the first quarter of 2018, primarily due to the change to our fiscal quarter calendar adding one additional reporting week in the first quarter of 2018 compared to the first quarter in 2017, coupled with three new restaurant openings over the past four quarters, one Double Eagle in Plano, TX and two Grille restaurants in Westwood, Massachusetts and at Brookfield Place in New York. The additional first quarter of 2018 revenue attributable to the change in reporting calendar was approximately $6.8 million, of which $0.3 million was attributable to the three new openings. This increase was partially offset by decreased revenue at our comparable restaurants, the closure of the Austin Texas Sullivan's restaurant, and negative impact on comparable restaurants sales as a result of the temporary closure of several restaurants in the Northeast due to three severe winter storms during the first quarter of 2018. Comparable restaurant sales decreased 3.6% for the first quarter of 2018, comprised of a 9.3% decrease in customer counts, partially offset by a 5.7% increase in average check. The negative impact on comparable restaurants sales as a result of adverse weather was approximately $3.0 million for the first quarter of 2018.
Double Eagle revenues increased $4.2 million, or 10.5%, to $44.0 million in the first quarter of 2018 from $39.8 million in the first quarter of 2017. This increase was primarily due to 25 additional operating weeks in the first quarter of 2018, primarily due to the change to our fiscal quarter calendar, as described above, coupled with the opening of the Plano, Texas Double Eagle restaurant during second quarter in 2017. The additional first quarter of 2018 revenue attributable to the change in reporting calendar was approximately $3.2 million. This increase was partially offset by a decrease in comparable restaurant sales as a result of adverse weather, as stated above. Comparable restaurant sales decreased by 2.8%, comprised of a 6.7% decrease in customer counts and a 3.9% increase in average check.
Grille revenues increased $3.0 million, or 11.6%, to $29.4 million in the first quarter of 2018 from $26.3 million in the first quarter of 2017. This increase was primarily due to 38 additional operating weeks in the first quarter of 2018 as the result of the change to our fiscal quarter calendar, as described above, coupled with the opening of the Grille restaurants in Westwood, Massachusetts during the first quarter of 2018 and at Brookfield Place in New York during the third quarter in 2017. The additional first quarter of 2018 revenue attributable to the change in reporting calendar was approximately $2.5 million. This increase was partially offset by a decrease in comparable restaurant sales as a result of adverse weather during, as stated above. Comparable restaurant sales decreased by 1.4%, comprised of a 7.1% decrease in customer counts, partially offset by a 5.7% increase in average check.
Sullivan’s revenues decreased $1.8 million, or 10.3%, to $16.0 million in the first quarter of 2018 from $17.8 million in the first quarter of 2017. The decrease in revenues was primarily due to the net loss of 11 operating weeks from the closure of the Austin Texas Sullivan's restaurant during the first quarter in 2018 and the closure of the Seattle, Washington and Houston, Texas Sullivan's restaurants during the second quarter of 2017 and a decrease in comparable restaurant sales as a result of the removal of lunch from 7 restaurants in Q2 2017 and adverse weather, as stated above, partially offset by the additional operating weeks as a result of the change to our fiscal quarter calendar, as described above. The additional first quarter of 2018 revenue attributable to the change in reporting calendar was approximately $1.1 million. Comparable restaurant sales decreased by 10.3%, comprised of a 20.7% decrease in customer counts, partially offset by a 10.4% increase in average check.
Cost of Sales. Consolidated cost of sales increased $2.4 million, or 10.0%, to $26.2 million in the first quarter of 2018 from $23.8 million in the first quarter of 2017. This increase was primarily due to net additional 52 operating weeks in the first quarter of 2018, as discussed above. As a percentage of consolidated revenues, consolidated cost of sales increased to 29.3% during the first quarter of 2018 from 28.3% in the first quarter of 2017.
As a percentage of revenues, Double Eagle cost of sales increased to 30.0% during the first quarter of 2018 from 29.6% in the first quarter of 2017. This increase in cost of sales, as a percentage of revenues, was primarily due to increased beef and seafood costs, partially offset by lower wine and liquor costs.
As a percentage of revenues, Grille cost of sales increased to 27.4% during the first quarter of 2018 from 25.6% in the first quarter of 2017.  This increase in cost of sales, as a percentage of revenues, was primarily due to increased beef, seafood and liquor costs, partially offset by lower wine costs.
As a percentage of revenues, Sullivan’s cost of sales increased to 30.9% during the first quarter of 2018 from 29.5% in the first quarter of 2017. This increase in cost of sales, as a percentage of revenues, was primarily due to increased beef and liquor costs, partially offset by lower seafood wine costs.
Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $3.3 million, or 8.2%, to $44.2 million in the first quarter of 2018 from $40.9 million in the first quarter of 2017.  This increase was primarily due to sales deleverage caused by comparable restaurant sales decrease, coupled with net additional 52 operating weeks in the first quarter of 2018, as discussed above. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 49.5% in first quarter of 2018 from 48.7% in the first quarter of 2017.

As a percentage of revenues, Double Eagle restaurant operating expenses increased to 42.9% during the first quarter of 2018 from 42.0% during the first quarter of 2017. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due higher occupancy and other restaurant operating costs, partially offset by lower labor costs.
As a percentage of revenues, Grille restaurant operating expenses increased to 59.1% during the first quarter of 2018 from 58.6% in the first quarter of 2017. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher occupancy and other restaurant operating costs, partially offset by lower labor and benefits costs.
As a percentage of revenues, Sullivan’s restaurant operating expenses increased to 50.1% during the first quarter of 2018 from 49.0% in the first quarter of 2017. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher occupancy costs, and other restaurant operating costs, partially offset by lower labor costs.
Marketing and Advertising Costs. Consolidated marketing and advertising costs increased by $0.7 million to $2.0 million in the first quarter of 2018 compared to $1.3 million in the first quarter of 2017. As a percentage of consolidated revenues, consolidated marketing and advertising costs increased to 2.3% in the first quarter of 2018 from 1.5% in the first quarter of 2017.
As a percentage of revenues, Double Eagle marketing and advertising costs increased to 2.0% during the first quarter of 2018 from 1.5% in the first quarter of 2017. Marketing and advertising costs, as a percentage of revenues increased primarily due to higher digital media and local advertising costs.
As a percentage of revenues, Grille marketing and advertising costs increased to 2.2% during the first quarter of 2018 compared to 1.5% in the first quarter of 2017. Marketing and advertising costs, as a percentage of revenues increased primarily due to higher digital media and local advertising costs.
As a percentage of revenues, Sullivan’s marketing and advertising costs increased to 3.1% during the first quarter of 2018 from 1.8% in the first quarter of 2017. Marketing and advertising costs, as a percentage of revenues increased primarily due to higher digital media and local advertising costs.
Pre-opening Costs. Pre-opening costs increased $0.7 million to $1.1 million in the first quarter of 2018 from $0.4 million in the first quarter of 2017 due primarily to the timing of new restaurants under construction versus the prior year comparable period. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.
General and Administrative Costs. General and administrative costs increased to $8.3 million in the first quarter of 2018 from $6.3 million in the first quarter of 2017. As a percentage of revenues, general and administrative costs increased to 9.3% in the first quarter of 2018 compared to 7.5% during the first quarter of 2017. This increase was primarily related to the additional operating week in 2018 due to our calendar adjustment previously mentioned, $0.2 million in additional legal costs and additional compensation costs related to growth in the number of restaurant support center and regional management-level personnel to support recent and anticipated growth. General and administrative costs are expected to continue to increase as a result of costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.
Consulting Project Costs. Consulting project costs were $0.2 million in the first quarter of 2018. These costs are primarily related to the Enterprise resource planning system (ERP), and we expect these costs to continue during fiscal 2018. Consulting project costs were $2.0 million in the first quarter of 2017 and were primarily related to consumer insight research supporting the Grille restaurants.
Acquisition and Disposition Costs. Acquisition and disposition costs were $0.7 million in the first quarter of 2018. These costs are primarily related to the acquisition and disposition initiatives effected by our executive leadership team. We expect these costs to continue during fiscal 2018. No such costs were incurred in the first quarter of 2017.
Reorganization Severance. Reorganization severance costs were $0.1 million in the first quarter of 2018. These costs are primarily related to the costs associated with replacing certain employees as a part of strategic initiatives effected by our executive leadership team. No such costs were incurred in the first quarter of 2017.
Lease Termination and Closing Costs. During the first quarter of 2018, we incurred approximately $0.4 million in charges related to the closure of the Austin, Texas Sullivan's restaurants.
Depreciation and Amortization. Depreciation and amortization increased $0.4 million, or 7.6%, to $5.2 million in the first quarter of 2018 from $4.8 million in the first quarter of 2017. The increase in depreciation and amortization expense was primarily the result of change to our fiscal quarter calendar, as previously described, coupled with the new assets related to one restaurant opened in fiscal 2018 and two restaurants opened in fiscal 2017, as well as for existing restaurants that were remodeled during fiscal 2017.

Income Tax Expense. The effective income tax rate for the first quarter of 2018 was 12.9% compared to 24.7% for the first quarter of 2017. The factors that cause the effective tax rates to vary from the federal statutory rate of 21% and 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses.
Liquidity and Capital Resources
Our principal liquidity requirements are our lease obligations and capital expenditure needs. We expect to finance our operations for at least the next several years, including costs of opening currently planned new restaurants, through cash provided by operations and borrowings available under our credit facility. However, we cannot be sure that these sources will be sufficient to finance our operations, and we may seek additional financing in the future. As of March 27, 2018, we had cash and cash equivalents of approximately $3.0 million. We also expect to actively monitor the capital markets and, at any given time, may be evaluating opportunities to reduce our leverage, particularly after consummation of the Barteca acquisition.
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
The following table presents a summary of our cash flows (in thousands):
໿

	13 Weeks Ended	12 Weeks Ended
	March 27, 2018	March 21, 2017
Net cash provided by operating activities	$4,000	$9,079
Net cash used in investing activities	(10,787)	(11,945)
Net cash provided by (used in) financing activities	5,172	(3,029)
Net change in cash and cash equivalents	$(1,615)	$(5,895)
Operating Activities. Net cash flows provided by operating activities decreased by $5.1 million during the first quarter of 2018 as compared to the first quarter of 2017, primarily due to a $2.9 million decrease in net income, a $2.4 million decrease in income taxes receivable, and a $2.1 million decrease in accounts payable, partially offset by a $1.5 million increase in lease incentives receivable and a $1.1 million increase in deferred income taxes.
Investing Activities. Net cash used in investing activities for the first quarter of 2018 was $10.8 million, consisting primarily of purchases of property and equipment purchases primarily related to construction of four Double Eagle restaurants and three Grille restaurants and remodel activity of existing restaurants.  Net cash used in investing activities for the first quarter of 2017 was $11.9 million, consisting primarily of purchases of property and equipment related to construction of one Double Eagle restaurant and one Grille restaurant and remodel activity of existing restaurants.
Financing Activities. Net cash provided by financing activities for the first quarter of 2018 was $5.2 million, which was primarily due to $5.5 million in proceeds from our credit facility.  Net cash used in financing activities for the first quarter of 2017 was $3.0 million, which was primarily due to $25.1 million of treasury stock repurchases, partially offset by $22.0 million in proceeds from our credit facility.
Capital Expenditures. We typically target an average cash investment of approximately $7.0 million to $9.0 million per restaurant for a new Double Eagle and $3.5 million to $4.5 million for a new Grille or Sullivan’s, in each case net of landlord contributions and equipment financing and including pre-opening costs. In addition, we are currently “refreshing” a number of our Double Eagle locations to, among other things, add additional seating, private dining space, and patio seating. These capital expenditures will primarily be funded by cash flows from operations and, if necessary, by the use of our credit facility, depending upon the timing of expenditures.
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
Common Stock Repurchase Program. On February 15, 2017, our Board of Directors increased the authorized capacity under our existing stock repurchase program, which was initially approved on October 14, 2014, authorizing us to repurchase up to $50 million of our common stock from that date forward. Under this program, we were able from time to time to purchase outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The Company fully utilized the availability under the repurchase program in November 2017. Over the life of the program, we repurchased 3,630,390 shares of our common stock at an aggregate cost of approximately $57.8 million and an average price per share of $15.93.
On February 27, 2018, our Board of Directors approved a new $50 million share repurchase program. Under this program, we can from time to time purchase outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. In order to preserve our liquidity and pursue deleveraging transactions, we may suspend or reduce repurchases under the program.
On May 6, 2018, we entered into a definitive agreement to acquire Barteca Restaurant Group for $325.0 million in an all-cash transaction. The transaction has been unanimously approved by our Board of Directors and is subject to the satisfaction of customary closing conditions, including, among others, the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976,The transaction does not require the approval of our stockholders. The proposed acquisition is expected to be completed by the end of our second quarter of fiscal 2018. We expect to fund this transaction with proceeds of a new bank financing for which we have received committed financing from J.P. Morgan Chase Bank, N.A. and Citizens Bank National Association in an aggregate amount of $440 million, comprised of a $390 million senior secured term loan and a $50 million secured revolver, which we expect will remain largely unfunded at closing.
Off-Balance Sheet Arrangements
At March 27, 2018 and December 25, 2018, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies
Except for our accounting policies impacted by our adoption of Topic 606, there have been no material changes to the critical accounting policies from what was previously reported in the 2017 10-K. The effects of new accounting pronouncements are discussed in Note 1, Business And Basis Of Presentation in the notes to our condensed consolidated financial statements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates. For fixed rate debt, including borrowings against our deferred compensation investments, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings available under our credit facility, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. As of March 27, 2018, there was $27.0 million of outstanding borrowings on the Company’s credit facility. Holding other variables constant, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $10,000 per $1.0 million of outstanding debt under our credit facility, which would have been approximately $0.3 million over the course of a full fiscal year.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting described below under Material Weakness in Internal Control over Financial Reporting, our disclosure controls and procedures were not effective as of the end of the period covered by this report.
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
Notwithstanding a material weakness in internal control over financial reporting, our management concluded that our condensed consolidated financial statements in this quarterly report on Form 10-Q present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles.
Material Weakness in Internal Control over Financial Reporting
As disclosed in greater detail in Item 9A, Controls and Procedures in the 2017 10-K, as of December 26, 2017, management identified a control deficiency in our internal control over financial reporting related to the operating effectiveness of our control over the accounting for a non-routine transaction related to a sale leaseback transaction. This control deficiency did not result in a material misstatement within the balance sheet in the consolidated financial statements, but it did create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the control deficiency represented a material weakness in the Company’s internal control over financial reporting and that our internal control over financial reporting was not effective as of December 26, 2017. This material weakness remained as of March 27, 2018.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Remediation
To remediate the material weakness, during our first fiscal quarter ended March 27, 2018, we developed and began to implement a remediation plan. Under this plan, we are enhancing our processes and internal control documentation around the review of new leases and lease modifications in accordance with ASC 840 and strengthening the supervisory reviews by management of any future non-routine and other complex accounting transactions. Among other things, we engaged a nationally recognized advisory firm, to supplement our internal resources in connection with the review of the accounting for such transactions.
The sale leaseback transaction was a non-routine transaction. Because we no longer own any real property as a result of the sale leaseback transaction and we do not intend to acquire ownership of additional properties, we do not expect to engage in additional sale leaseback transactions in the future.
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
Changes in Internal Control over Financial Reporting

Other than the identification, assessment, development and implementation of a remediation plan of the material weakness described above, there have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter ended March 27, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below with respect to the pending acquisition of Barteca Restaurant Group, or the Acquisition, there have been no material changes from our risk factors as previously reported in our 2017 10-K.
Any failure to complete the Acquisition could have an adverse effect on us.
On May 6, 2018, we entered into a definitive agreement to acquire Barteca Restaurant Group. Completion of the proposed Acquisition is not assured and is subject to risks and uncertainties, including the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the satisfaction of the other closing conditions set forth in the purchase agreement. There is no assurance that all of the closing conditions to the proposed Acquisition will be satisfied on a timely basis or at all. If the proposed Acquisition is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit. We may also experience negative publicity and negative reactions in the financial markets and investor community, particularly if the price of our common stock reflects an assumption that the proposed Acquisition will be completed. Any perceived uncertainties as to our future direction resulting from a failure to complete the proposed Acquisition could result in the loss of employees, customers, suppliers and other business partners. Each of these factors could materially and adversely affect our business, financial condition and results and operations and the trading price of our common stock.
We have incurred and will further incur substantial costs in connection with the proposed Acquisition.
We have incurred and expect to continue to incur significant costs in connection with the proposed Acquisition. These costs are primarily related to attorneys, accountants and our financial advisors. In addition, we will incur substantial costs in connection with integrating Barteca’s business with ours and there can be no assurance that we will not incur a material amount of unanticipated costs. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses will offset these costs over time, this net benefit may not be achieved in the near term, or at all.
We may not be able to successfully integrate Barteca’s businesses with ours.
Barteca operates two highly differentiated brands, Barcelona Wine Bar and bartaco, with 31 restaurants across 10 states and Washington DC, with seven additional locations under development. Combining two independent companies with separate businesses, customers, employees, cultures and systems is a complex, costly and time-consuming process. We may experience material unanticipated difficulties or expenses in connection with the integration and this process may disrupt the business of either or both companies. Some of the difficulties we face include:

•	consolidating and retaining management and other key employees;

•	integrating information, communications and other systems;

•	integrating purchasing, logistics, marketing and administration methods;

•	consolidating corporate and administrative infrastructures;

•	minimizing the diversion of management’s attention from ongoing business concerns; and

•	failing to successfully manage and coordinate the growth of the combined company.
Many of these factors are outside of our control and any one of them could result in increased costs, decreased revenues and diversion of management’s time and energy, which could materially and adversely impact our business, financial condition and results of operations.
Any failure to realize the anticipated benefits of the proposed Acquisition could have a material adverse effect on us.
We are acquiring Barteca with the expectation that the proposed Acquisition will result in various benefits including, among others, business and growth opportunities and synergies from increased efficiency and effectiveness in purchasing, distribution and other restaurant and corporate support. However, even if we are able to successfully integrate Barteca’s business with ours, there can be no assurances that we will realize some or all of the anticipated benefits of the proposed Acquisition, within the anticipated timeframes, if at all. We may experience increased competition that limits our ability to expand our business, we may not be able to capitalize on expected business opportunities, and general industry and business conditions may deteriorate. If any of these or other expected or unexpected factors limit our ability to achieve the anticipated benefits of the proposed Acquisition, our expectations regarding future results of operations, including the synergies expected to result from the proposed Acquisition, may not be met. If such difficulties are encountered or if such synergies, business opportunities and growth prospects are not realized for any other reason, our business, financial condition and results of operations could be materially adversely affected. We also expect to incur one-time costs to realize the synergies.
We will have substantial additional indebtedness after the proposed Acquisition, which could adversely affect our business.
As of March 27, 2018, we had outstanding long-term debt of approximately $27.9 million. We intend to finance the proposed Acquisition with a term loan B of $390 million and a revolver of $50 million, which we expect will remain largely unfunded at closing. At close, we will have net debt of approximately $380 million. This increased indebtedness and the resulting higher debt-to-equity ratio of our company, as compared to that which has existed on a historical basis, could limit our ability to obtain additional financing in the future and have other material consequences, including:

•
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, reducing funds available for working capital, capital expenditures and other general corporate purposes;

•	increasing our vulnerability to, and limiting our flexibility in planning for, changing business and market conditions, making us more vulnerable to adverse economic and industry conditions;

•	limiting our ability to use proceeds from any offering or divestiture transaction to purposes other than the repayment of debt; and

•	creating competitive disadvantages compared to other companies with less indebtedness.
While the new credit facility provides for a $50 million unfunded revolver that provides liquidity for our potential cash flow needs, there will be a springing financial covenant applicable to the revolver and other restrictions in the credit agreement governing the new indebtedness. If we fail to comply with any of these requirements, the related indebtedness (and other unrelated indebtedness) could become due and payable prior to its stated maturity. A default under our debt instruments may also significantly affect our ability to obtain additional or alternative financing
Our ability to make scheduled payments or to refinance our obligations with respect to the additional indebtedness will depend on our operating and financial performance, which in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On February 15, 2017, our Board of Directors increased the authorized capacity under our existing stock repurchase program, which was initially approved on October 14, 2014, authorizing us to repurchase up to $50 million of our common stock from that date forward. Under this program, we were able from time to time to purchase outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The Company fully utilized the availability under the repurchase program in November 2017. Over the life of the program, we repurchased 3,630,390 shares of our common stock at an aggregate cost of approximately $57.8 million and an average price per share of $15.93.
On February 27, 2018, our Board of Directors approved a new $50 million share repurchase program. Under this program, we can from time to time purchase outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. No repurchase of common stock was made during the first quarter of 2018.
Item 3.    Defaults Upon  Senior  Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
EXHIBIT INDEX

Exhibit No.		Description	Reference

10.1	#	Employment Agreement, dated January 4, 2017, between Ray Risley and Del Frisco’s Restaurant Group, Inc.	*

10.2	#	Employment Agreement, dated January 9, 2017, between Scott Smith and Del Frisco’s Restaurant Group, Inc.	*

10.3	#	Separation Agreement and General Release, dated May 5, 2017, between Thomas J. Pennison, Jr. and Center Cut Hospitality, Inc.	*

10.4	#	Employment Agreement, dated October 4, 2017, between William S. Martens and DFRG Management, LLC.	*

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS		XBRL Instance Document	†

101.SCH		XBRL Taxonomy Extension Schema Document	†

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	†

101.DEF		XBRL Taxonomy Definition Linkbase Document	†

101.LAB		XBRL Taxonomy Extension Label Linkbase Document	†

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	†

*	Filed herewith.
#	Denotes management compensatory plan or arrangement.
†
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Del Frisco’s Restaurant Group, Inc.

Date: May 7, 2018	/s/ Norman J. Abdallah
Norman J. Abdallah
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 7, 2018	/s/ Neil H. Thomson
Neil H. Thomson
Chief Financial Officer (Principal Financial Officer)