Form 10-Q
period 2018-06-26
Del Frisco's Restaurant Group, Inc.
filed 2018-07-27
CIK 1415301

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.    Yes   ☐    No  ☒
As of July 24, 2018, the latest practicable date, 20,382,822 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

DEL FRISCO’S RESTAURANT GROUP, INC.
FORM 10-Q

INDEX

Cautionary Note Regarding Forward-Looking Statements	1

Part I – Financial Information	2

Item 1. Financial Statements (Unaudited)	2

Condensed Consolidated Balance Sheets as of June 26, 2018 and December 26, 2017	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Thirteen and Twenty-six Weeks Ended June 26, 2018 and Twelve and Twenty-four Weeks Ended June 13, 2017	4

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Twenty-six Weeks Ended June 26, 2018	5

Condensed Consolidated Statements of Cash Flows for the Twenty-six Weeks Ended June 26, 2018 and Twenty-four Weeks Ended June 13, 2017	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	27

Part II – Other Information	28

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	29

Item 4. Mine Safety Disclosures	29

Item 5. Other Information	29

Item 6. Exhibits	30

Signatures	31

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Quarterly Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements include all statements that are not historical facts. Forward looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” "should," "could" and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include, but are not limited to, the following:

•	economic conditions (including customer spending patterns);

•	our ability to compete;

•	our ability to implement our growth strategy, including opening new restaurants, operating them profitably and accelerating development of our brands;

•	customer experiences or negative publicity surrounding our restaurants;

•	pricing and deliveries of food and other supplies;

•	changes in consumer tastes and spending patterns;

•	laws and regulations affecting labor and employee benefit costs, including increases in state and federally mandated minimum wages;

•	labor shortages;

•	general financial and credit market conditions;

•	fixed rental payments and the terms of our indebtedness;

•	cyber security customer information;

•	the Barteca acquisition (as described herein), and

•
other factors described in "Item 1A. Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 26, 2017 (the "2017 Annual Report"), and in our Quarterly Report on Form 10-Q for the quarter ended March 27, 2018.

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

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets—Unaudited

	As of
(Amounts in thousands, except share data)	June 26, 2018	December 26, 2017
ASSETS
Current assets:
Cash and cash equivalents	$897	$4,594
Inventory	18,238	18,029
Income taxes receivable	39	3,369
Lease incentives receivable	9,363	1,739
Prepaid expenses and other assets	6,789	9,272
Total current assets	35,326	37,003
Property and equipment:
Leasehold improvements	235,443	203,818
Furniture, fixtures, and equipment	73,966	76,369
Property and equipment, gross	309,409	280,187
Less accumulated depreciation	(108,159)	(104,832)
Property and equipment, net	201,250	175,355
Goodwill	62,157	62,241
Intangible assets, net	36,944	37,000
Deferred income taxes	2,043	—
Other assets	15,402	15,188
Total assets	$353,122	$326,787

LIABILITIES AND EQUITY
Current liabilities:
Cash overdraft	$4,655	$—
Accounts payable	16,022	13,941
Deferred revenue	13,116	17,646
Sales tax payable	1,978	3,314
Accrued payroll	7,342	7,415
Current portion of deferred rent obligations	5,998	4,440
Other current liabilities	4,815	5,076
Total current liabilities	53,926	51,832
Noncurrent liabilities:
Long-term debt	40,476	24,477
Obligation under capital lease	826	—
Deferred rent obligations	55,010	44,830
Deferred income taxes, net	—	3,238
Other liabilities	12,685	13,323
Total liabilities	162,923	137,700
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at June 26, 2018 or December 26, 2017	—	—
Common stock, $0.001 par value, 190,000,000 shares authorized, 24,504,805 shares issued and 20,382,822 shares outstanding at June 26, 2018 and 24,420,490 shares issued and 20,309,341 shares outstanding at December 26, 2017	24	24
Treasury stock at cost: 4,121,983 and 4,111,149 shares at June 26, 2018 and December 26, 2017, respectively	(67,823)	(67,823)
Additional paid in capital	149,478	147,503
Retained earnings	108,520	109,383
Total stockholders' equity	190,199	189,087
Total liabilities and stockholders' equity	$353,122	$326,787
See accompanying notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) — Unaudited
໿

	13 Weeks Ended(1)	12 Weeks Ended(1)	26 Weeks Ended(1)	24 Weeks Ended(1)
(Amounts in thousands, except per share data)	June 26, 2018	June 13, 2017	June 26, 2018	June 13, 2017
Revenues	$90,040	$82,301	$179,343	$166,191
Costs and expenses:
Cost of sales	25,956	23,433	52,110	47,214
Restaurant operating expenses (excluding depreciation and amortization shown separately below)	43,407	40,388	87,622	81,280
Marketing and advertising costs	1,997	1,618	4,016	2,918
Pre-opening costs	1,403	1,619	2,549	2,008
General and administrative costs	8,502	5,765	16,834	12,076
Donations	16	—	58	—
Consulting project costs	622	597	854	2,633
Acquisition and disposition costs	4,358	—	5,015	—
Reorganization severance	—	719	113	719
Lease termination and closing costs	1,023	540	1,389	538
Impairment charges	—	—	84	—
Depreciation and amortization	5,293	4,997	10,475	9,813
Total costs and expenses	92,577	79,676	181,119	159,199
Insurance settlements	—	308	—	348
Operating income (loss)	(2,537)	2,933	(1,776)	7,340
Other income (expense), net:
Interest, net of capitalized interest	(510)	(9)	(813)	(19)
Other	(50)	(10)	(49)	(11)
Income (loss) before income taxes	(3,097)	2,914	(2,638)	7,310
Income tax expense (benefit)	(1,535)	824	(1,476)	1,910
Net income (loss)	$(1,562)	$2,090	$(1,162)	$5,400

Net income (loss) per average common share:
Basic	$(0.08)	$0.10	$(0.06)	$0.24
Diluted	$(0.08)	$0.09	$(0.06)	$0.24

Weighted-average number of common shares outstanding:
Basic	20,377	21,722	20,347	22,391
Diluted	20,377	22,061	20,347	22,720

Comprehensive income (loss)	$(1,562)	$2,090	$(1,162)	$5,400

(1)
Beginning in fiscal 2018, we changed to a fiscal quarter calendar where each quarter contains 13 weeks, other than in a 53-week year where the last quarter of the year will contain 14 weeks. Previously, the first three quarters of our fiscal year consisted of 12 weeks each and the fourth quarter consisted of 16 weeks or 17 weeks in a 53-week year. The second quarter ended June 26, 2018 contained 13 weeks, the quarter ended June 13, 2017 contained 12 weeks, the first two quarters ended June 26, 2018 contained 26 weeks and the first two quarters ended June 13, 2017 contained 24 weeks. See Note 1, Business and Basis of Presentation in the notes to our consolidated financial statements included in our quarterly report on Form 10-Q for the quarter ended June 26, 2018.

See accompanying notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity—Unaudited

	Common Stock
(Amounts in thousands)	Shares	Par Value	Additional Paid In Capital	Treasury Stock	Retained Earnings	Total
Balance at December 26, 2017	20,309,341	$24	$147,503	$(67,823)	$109,383	$189,087
Cumulative effect adjustment (Note 1)	—	—	—	—	299	299
Balance at December 27, 2017	20,309,341	24	147,503	(67,823)	109,682	189,386
Net loss	—	—	—	—	(1,162)	(1,162)
Share-based compensation costs	—	—	2,098	—	—	2,098
Stock option exercises	4,000	—	52	—	—	52
Shares issued under stock compensation plan, net of shares withheld for tax effects	69,481	—	(175)	—	—	(175)
Balance at June 26, 2018	20,382,822	$24	$149,478	$(67,823)	$108,520	$190,199
See accompanying notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows—Unaudited
໿

	26 Weeks Ended(1)	24 Weeks Ended(1)
(Amounts in thousands)	June 26, 2018	June 13, 2017
Cash flows from operating activities:
Net income (loss)	$(1,162)	$5,400
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,475	9,813
Loss on disposal of restaurant property	55	13
Loan cost amortization	—	3
Equity based compensation	2,098	1,327
Impairment charges	84	—
Deferred income taxes	(5,281)	(878)
Amortization of deferred lease incentives	(841)	(158)
Changes in operating assets and liabilities:
Inventory	(209)	175
Lease incentives receivable	1,156	—
Prepaid expenses and other assets	2,483	5,281
Insurance settlement	—	594
Accounts payable	(1,079)	(2,947)
Income taxes	3,330	2,630
Deferred rent obligations	3,799	(172)
Deferred revenue	(4,231)	(4,900)
Other liabilities	(2,375)	(1,106)
Net cash provided by operating activities	8,302	15,075
Cash flows from investing activities:
Insurance settlement for property and equipment	—	535
Purchases of property and equipment	(32,330)	(21,192)
Other investing activities	(179)	31
Net cash used in investing activities	(32,509)	(20,626)
Cash flows from financing activities:
Cash overdraft	4,655	—
Payments on revolving credit facility	—	(13,000)
Proceeds from revolving credit facility	16,500	35,750
Principal payments of capital lease obligation	(21)	—
Payments on loan against deferred compensation investments	(501)	—
Purchases of treasury stock	—	(29,940)
Cash tax payment for share-based awards	(175)	(183)
Proceeds from exercise of stock options	52	447
Net cash provided by (used in) financing activities	20,510	(6,926)
Net change in cash and cash equivalents	(3,697)	(12,477)
Cash and cash equivalents at beginning of period	4,594	14,622
Cash and cash equivalents at end of period	$897	$2,145
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$471	$70
Income taxes	$945	$406
Non cash investing and financing activities:
Capital expenditures included in accounts payable at end of period	$7,087	$1,610
Tenant improvement allowance receivables	$8,780	$—
Capital lease	$887	$—
Cumulative effect adjustment	$299	$—

(1)
Beginning in fiscal 2018, we changed to a fiscal quarter calendar where each quarter contains 13 weeks, other than in a 53-week year where the last quarter of the year will contain 14 weeks. Previously, the first three quarters of our fiscal year consisted of 12 weeks each and the fourth quarter consisted of 16 weeks or 17 weeks in a 53-week year. The second quarter ended June 26, 2018 contained 13 weeks, the quarter ended June 13, 2017 contained 12 weeks, the first two quarters ended June 26, 2018 contained 26 weeks and the first two quarters ended June 13, 2017 contained 24 weeks. See Note 1, Business and Basis of Presentation in the notes to our consolidated financial statements included in our quarterly report on Form 10-Q for the quarter ended June 26, 2018.

See accompanying notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited
໿
1. Business and Basis of Presentation
As of June 26, 2018, Del Frisco’s Restaurant Group, Inc. ("we," "us," "our," or the “Company”) owned and operated 50 restaurants under the concept names of Del Frisco’s Double Eagle Steakhouse (“Double Eagle”), Sullivan’s Steakhouse (“Sullivan’s”), and Del Frisco’s Grille (“Grille”). Of the 50 restaurants we operated at the end of the period covered by this report, there were 13 Double Eagle restaurants, 23 Grille restaurants and 14 Sullivan’s restaurants in operation in 21 states and the District of Columbia.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the 13 weeks ended and the 26 weeks ended June 26, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 2018. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2017 filed with the SEC on March 27, 2018 (the “2017 10-K”).
We operate on a 52- or 53-week fiscal year ending the last Tuesday in December. Beginning in fiscal 2018, we changed to a fiscal quarter calendar where each quarter contains 13 weeks, other than in a 53-week year where the last quarter of the year will contain 14 weeks. Previously, the first three quarters of our fiscal year consisted of 12 weeks each and the fourth quarter consisted of 16 weeks or 17 weeks in a 53-week year. The fiscal quarter ended June 26, 2018 contained 13 weeks and quarter ended June 13, 2017 contained 12 weeks and are referred to herein as the second quarter of 2018 and the second quarter of 2017, respectively. The first two quarters ended June 26, 2018 contained 26 weeks and the first two quarters ended June 13, 2017 contained 24 weeks and are referred to herein as the first two quarters of 2018 and the first two quarters of 2017, respectively. Fiscal 2018 will be a 52-week fiscal year as was fiscal 2017. We believe that a reporting basis comprised of four equal 13-week quarters is a more typical reporting format comparable to most companies in the restaurant industry, and is easier to understand for our investors.
As a result of the change in our calendar, our second quarter 2018, which began on March 28, 2018, had 91 days of activity, 7 more days than our second quarter 2017, which began on March 22, 2017 and had 84 days of activity. While our 2017 and 2018 full fiscal years will have the same number of days, our 2018 first quarter had 7 additional days, our 2018 third quarter will have 7 additional days, and our 2018 fourth quarter will have 21 fewer days than the corresponding periods in 2017. As a result, our first two quarters of 2018 had 14 more days than our first two quarters of 2017.

We have not restated and do not plan to restate previously filed 2017 quarterly financial statements prepared in accordance with GAAP because no information other than revenues, including certain recurring expense items, such as costs of sales, restaurant operating expenses, marketing and advertising cost, pre-opening costs, general and administrative costs and depreciation and amortization, and cash flow, necessary to restate operations are available on a daily or weekly basis. Because we rely on this information in the preparation of our financial statements, the unavailability thereof made restating our financial statements in accordance with GAAP impracticable. Accordingly, the corresponding first and second quarter 2017 historical operating results are not comparable to our first and second quarter 2018 results.
If we used our revised quarterly reporting period in the prior year, revenues would have been $89.6 million and $180.1 million during the 13 weeks period ended June 27, 2017 and the 26 weeks period ended June 27, 2017, respectively.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) ("ASU 2016-15") – Classification of Certain Cash Receipts and Cash Payments. This ASU is intended to clarify the presentation of cash receipts and payments in specific situations. The amendments in this update were effective for financial statements issued for annual periods that begun after December 15, 2017, including interim periods within those annual periods, and early application was permitted. An entity should apply ASU 2016-15 using a retrospective transition method to each period presented. We adopted ASU 2016-15 beginning in fiscal 2018. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) ("ASU 2016-18") – Restricted Cash, which outlines that a statement of cash flows explains the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 was effective for public business entities for annual periods, including interim periods within those annual periods, that begun after December 15, 2017, and early application was permitted. An entity should apply ASU 2016-18 using a retrospective transition method to each period presented. We adopted ASU 2016-18 beginning in fiscal 2018. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) ("ASU 2017-09") – Scope of Modification Accounting, which provides clarity and reduces complexity when an entity has changes to the terms or conditions of a share-based payment award, and when an entity should apply modification accounting. The amendments in this update are effective for financial statements issued for annual periods that begun after December 15, 2017, including interim periods within those annual periods, and early adoption was permitted for interim or annual periods. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. We adopted ASU 2017-09 beginning in fiscal 2018. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. The main amendments in ASU 2016-02 require recognition on the balance sheet of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. We anticipate implementing the standard by taking advantage of the practical expedient option, which permits companies to not apply ASU 2016-02 in the comparative periods in our consolidated financial statements in the fiscal year of adoption. At the time of adoption, the discounted minimum remaining rental payments of operating leases will be the starting point for determining the right-of-use asset and lease liability. We had operating leases with remaining rental payments of approximately $461.6 million at the end of second quarter in 2018. We expect that adoption of ASU 2016-02 will have a material impact on our consolidated balance sheets due to recognition of the right-of-use asset and lease liability related to our current operating leases. In preparation for the adoption of the new guidance, we are in the process of implementing controls and key system changes to enable the preparation of financial information. The process of evaluating the full impact of the new guidance on our consolidated financial statements and disclosures is ongoing, however we anticipate the evaluation of the impact will be completed in fiscal 2018.

2. Earnings (loss) Per Share
Basic earnings (loss) per share (“EPS”) data is computed based on the weighted average number of shares of common stock outstanding during the periods. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. We incurred a net loss for the 13 weeks ended June 26, 2018, and therefore, diluted shares outstanding equaled basic shares outstanding. The computation of diluted earnings per share excluded 540,000 antidilutive stock options, restricted stock units and performance stock units for the 12 weeks ended June 13, 2017. We incurred a net loss for the 26 weeks ended June 26, 2018, and therefore, diluted shares outstanding equaled basic shares outstanding. The computation of diluted earnings per share excluded 640,000 antidilutive stock options, restricted stock units and performance stock units for the 24 weeks ended June 13, 2017.
The following table details our basic and diluted earnings per common share calculation:໿

	13 Weeks Ended	12 Weeks Ended	26 Weeks Ended	24 Weeks Ended
(Amounts in thousands, except per share data)	June 26, 2018	June 13, 2017	June 26, 2018	June 13, 2017
Net income (loss)	$(1,562)	$2,090	$(1,162)	$5,400
Shares:
Weighted-average common shares outstanding—basic	20,377	21,722	20,347	22,391
Effect of dilutive shares	—	339	—	329
Weighted-average common shares outstanding—diluted	20,377	22,061	20,347	22,720

Earnings (loss) per share—basic	$(0.08)	$0.10	$(0.06)	$0.24
Earnings (loss) per share—diluted	$(0.08)	$0.09	$(0.06)	$0.24

3. Stock-Based Employee Compensation
2012 Long-Term Equity Incentive Plan
On July 16, 2012, we adopted the Del Frisco’s Restaurant Group, Inc. 2012 Long-Term Equity Incentive Plan (the “2012 Plan”), which allows us to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for us. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Equity-based awards vest or become exercisable at various periods ranging from one to four years from the date of grant. The 2012 Plan has 2,232,800 shares of common stock authorized for issuance under the plan. There were 555,800 shares of common stock issuable upon exercise of outstanding options and 737,804 restricted shares, restricted stock units and performance stock units outstanding at June 26, 2018 with 637,369 shares of common stock available for future grants.
The following table details our total share-based compensation cost, as well as where the costs were expensed:

	13 Weeks Ended	12 Weeks Ended	26 Weeks Ended	24 Weeks Ended
(Amounts in thousands)	June 26, 2018	June 13, 2017	June 26, 2018	June 13, 2017
Restaurant operating expenses	$29	$61	$64	$134
General and administrative costs	1,042	731	2,034	1,193
Total stock compensation cost	$1,071	$792	$2,098	$1,327

Restricted Stock, Restricted Stock Units, and Performance Stock Units
The following table summarizes restricted stock, restricted stock unit, and performance stock unit activity:

	26 Weeks Ended June 26, 2018
	Shares (000's)	Weighted average grant date fair value	Aggregate intrinsic value ($000's)
Outstanding at beginning of period	498	$13.90
Granted	340	15.17
Vested	(80)	17.63
Forfeited	(20)	16.25
Outstanding at end of period	738	$14.02	$9,628
As of June 26, 2018, there was $6.9 million of total unrecognized compensation cost related to non-vested restricted stock, restricted stock units, and performance stock units. This cost is expected to be recognized over a period of approximately 2.0 years.
Stock Options
The following table summarizes stock option activity:

	26 Weeks Ended June 26, 2018
	Shares (000's)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value ($000's)
Outstanding at beginning of period	589	$18.53
Exercised	(4)	13.00
Forfeited	(29)	19.75
Outstanding at end of period	556	$18.50	4.8 years	$9
Options exercisable at end of period	550	$18.48	4.8 years	$9
A summary of changes in and the status of non-vested stock options is presented below:

	26 Weeks Ended
	June 26, 2018
	Shares (000's)	Weighted average grant-date fair value
Non-vested stock options at beginning of period	7	$8.93
Vested	—	—
Forfeited	(1)	9.99
Non-vested stock options at end of period	6	$8.64
As of June 26, 2018, there was a nominal amount of unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a period of approximately 0.1 years.
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
As of June 26, 2018, there was $38.0 million of outstanding borrowings on the credit facility, and we had approximately $10.7 million of borrowings available, with $1.3 million in outstanding letters of credit commitments. As of December 26, 2017, there were $21.5 million outstanding borrowings on the credit facility and $1.5 million in outstanding letters of credit. We were in compliance with all of the financial debt covenants as of June 26, 2018 and December 26, 2017. See footnote 9 for subsequent events.
On July 12, 2017, we executed an agreement to borrow against the investments in our deferred compensation plan to pay out funds due to plan participants instead of using operating cash flows. The loan does not have an expiration date or defined payment terms, and accrues interest at a rate of 1%, net of the 3% that is earned by the investments being loaned against. As of June 26, 2018, there was $2.5 million of outstanding borrowings on this loan.
5. Income Taxes
The effective income tax rate for the 13 weeks ended June 26, 2018 was 49.6%, compared to 28.3% for the 12 weeks ended June 13, 2017. The effective income tax rate for the 26 weeks ended June 26, 2018 was 56.0%, compared to 26.1% for the 24 weeks ended June 13, 2017. The factors that cause the effective tax rates to vary from the federal statutory rate of 21% and 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses.
The Tax Cuts and Jobs Act (the "TCJA") was enacted in December 2017. The TCJA reduced the U.S. federal corporate tax rate from 35% to 21%, among other provisions. US GAAP requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. The provisional impact of the TCJA for the year ended December 26, 2017 was $4.6 million. The TCJA may be subject to technical amendments, as well as interpretations and implementing of regulations by the Department of Treasury and Internal Revenue Service, any of which could increase or decrease one or more impacts of the legislation. As such, we may record additional provisional amounts or adjustments to provisional amounts during the measurement period ending no later than December 2018. As of June 26, 2018, we have not changed the provisional estimates recognized in 2017.
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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis at June 26, 2018 and December 26, 2017, respectively:

	Fair Value Measurements
(amounts in thousands)	Level	June 26, 2018	December 26, 2017
Deferred compensation plan investments (included in Other assets)	2	$14,671	$14,643
Deferred compensation plan liabilities (included in Other liabilities)	2	$(10,568)	$(11,326)
There were no transfers among levels within the fair-value hierarchy during the first two quarters of fiscal 2018 and fiscal 2017. The carrying value of our cash and cash equivalents, receivables and accounts payable approximate fair value due to their short-term nature. The fair value of the credit facility approximates its carrying value since it is a variable rate credit facility (Level 2).

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
The following tables present information about reportable segments:

	13 Weeks Ended June 26, 2018
(Amounts in thousands)	Double Eagle	Grille	Sullivan's	Corporate	Consolidated
Revenues	$43,471	$32,247	$14,322	$—	$90,040
Restaurant-level EBITDA	11,130	5,048	2,502	—	18,680
Capital expenditures	18,420	6,171	261	106	24,958
Property and equipment, gross	134,631	122,909	46,545	5,324	309,409

	12 Weeks Ended June 13, 2017
(Amounts in thousands)	Double Eagle	Grille	Sullivan's	Corporate	Consolidated
Revenues	$40,194	$26,487	$15,620	$—	$82,301
Restaurant-level EBITDA	10,909	3,851	2,102	—	16,862
Capital expenditures	2,588	5,065	2,457	33	10,143
Property and equipment, gross	122,925	124,784	52,179	2,566	302,454

	26 Weeks Ended June 26, 2018
(Amounts in thousands)	Double Eagle	Grille	Sullivan's	Corporate	Consolidated
Revenues	$87,425	$61,639	$30,279	$—	$179,343
Restaurant-level EBITDA	22,176	8,380	5,039	—	35,595
Capital expenditures	28,206	8,154	462	(249)	36,573
Property and equipment, gross	134,631	122,909	46,545	5,324	309,409

	24 Weeks Ended June 13, 2017
(Amounts in thousands)	Double Eagle	Grille	Sullivan's	Corporate	Consolidated
Revenues	$79,955	$52,834	$33,402	$—	$166,191
Restaurant-level EBITDA	21,607	7,613	5,559	—	34,779
Capital expenditures	7,063	8,352	6,373	140	21,928
Property and equipment, gross	122,925	124,784	52,179	2,566	302,454
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
The following table reconciles operating income (loss) to restaurant-level EBITDA:

	13 Weeks Ended	12 Weeks Ended	26 Weeks Ended	24 Weeks Ended
(Amounts in thousands)	June 26, 2018	June 13, 2017	June 26, 2018	June 13, 2017
Operating income (loss)	$(2,537)	$2,933	$(1,776)	$7,340
Pre-opening costs	1,403	1,619	2,549	2,008
General and administrative costs	8,502	5,765	16,834	12,076
Donations	16	—	58	—
Consulting project costs	622	597	854	2,633
Acquisition and disposition costs	4,358	—	5,015	—
Reorganization severance	—	719	113	719
Lease termination and closing costs	1,023	540	1,389	538
Depreciation and amortization	5,293	4,997	10,475	9,813
Impairment charges	—	—	84	—
Insurance settlements	—	(308)	—	(348)
Restaurant-level EBITDA	$18,680	$16,862	$35,595	$34,779
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
At June 26, 2018 and December 26, 2017, we had outstanding letters of credit of $1.3 million and $1.5 million, respectively, which were drawn on our credit facility, see Note 4. The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions.
9. Subsequent Event
On June 27, 2018, we completed the acquisition (the “Barteca Acquisition”) of Barteca Holdings, LLC, a Delaware limited liability company, and its subsidiaries (“Barteca”), for a purchase price of $325 million subject to customary adjustments for debt, cash, and working capital.
Barteca, now referred to as Del Frisco’s Emerging Brands within our organizational structure, owns and operates two restaurant chains: Barcelona Wine Bar (“Barcelona”) and bartaco. Barteca currently operates 33 restaurants in 12 states and the District of Columbia. Barteca’s two restaurant concepts are innovative, with a unique vibe, food, drinks and design. Barcelona serves as a neighborhood Spanish tapas bar with an ever-changing selection of tapas, using both local and seasonal ingredients as well as specialties from Spain and the Mediterranean. We believe that Barcelona is the largest Spanish restaurant group in the U.S. with 15 locations in 7 states and the District of Columbia.

In connection with the completion of the Barteca Acquisition, we entered into a new credit agreement that provides for (i) senior secured term loans in an aggregate principal amount of $390.0 million and (ii) senior secured revolving credit commitments in an aggregate principal amount of $50.0 million, collectively with the term loans, the Credit Facilities.
The interest rates per annum applicable to loans under the Credit Facilities are, at the Company’s option, equal to either a LIBOR rate or a base rate, plus an applicable margin. Initially, the applicable margin for the Term Loans is 4.75% for LIBOR loans and 3.75% for base rate loans. The arrangers under our Credit Facility intend to syndicate the Term Loans under such facility, and in connection with such syndication rights, the applicable margin for the Term Loans is subject to change. The applicable margin for loans made under the Revolving Credit Commitments will range from 2.50% to 3.50% per annum for LIBOR loans and 1.50% to 2.50% per annum for base rate loans, in each case, depending on the Company’s consolidated total net leverage ratio. The Company will pay a commitment fee on the unused portion of the Revolving Credit Commitments at a rate that ranges from 0.35% to 0.50% per annum, depending on the Company’s consolidated total net leverage ratio. The Revolving Credit Commitments mature on June 27, 2023, and the Term Loans mature on June 27, 2025. The Company is required to repay 1% of the principal amount of the Term Loans annually.

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
Overview
Del Frisco’s Restaurant Group, Inc. develops, owns and operates three contemporary, high-end, complementary restaurants: Del Frisco’s Double Eagle Steakhouse, or Double Eagle, Del Frisco’s Grille, or the Grille and Sullivan’s Steakhouse, or Sullivan’s. As of the end of the period covered by this report, we operated 50 restaurants in 21 states and the District of Columbia. Of these 50, there were 13 Double Eagle restaurants, 23 Grille restaurants and 14 Sullivan’s restaurants.
Our Growth Strategies and Outlook. Our growth model is comprised of the following three primary drivers:

•
Disciplined Growth. Our long term target is to grow annual revenues through a combination of annual restaurant growth and comparable restaurant sales growth. We believe that there are significant opportunities to grow our concepts in both existing and new markets, where we believe we can generate attractive unit-level economics, which we view as the most significant driver of future growth. Our real estate process includes partnering with a third party master broker to source potential sites against a set of clear criteria for each Brand, working with a third party spatial analytics company, who have developed a model to determine the most attractive locations for each of our Brands and a predictive sales model for specific sites, and a Real Estate Committee, consisting of members of the Board and senior management, which visits, assesses and approves each site. While we do not believe it is possible to guarantee every site will meet its expected returns, we expect these processes to increase the probability of a site meeting its financial return on investment hurdles. We believe our concepts’ complementary market positioning and ability to coexist in the same markets, coupled with our flexible unit models and robust site assessment and approval processes, will allow us to expand each of our concepts into a greater number of locations. We will also continue to pursue opportunities to increase the sales at our existing restaurants through menu innovation, relevant and impactful marketing initiatives and loyalty programs, growing private dining and continued focus on enhancing the guest experience.

•
Operating and G&A Leverage. Our long term target is to grow Adjusted EBITDA . We will continue to protect our strong restaurant level margins through operational efficiencies and economies of scale, including purchasing synergies across our concepts. As we open new restaurants our organizational structure will enable us to keep our Brand teams focused on individual Brand priorities while leveraging our support functions across a larger business, resulting in G&A reducing as a percentage of revenue over time. The Barteca Acquisition greatly enhances our ability to leverage the benefits of scale.

•
Financing Strategies. Our long term target is to reduce our leverage through a combination of disciplined capital expenditures to support our restaurant count growth target and remodel needs, free cash flow generation from revenue growth and operating and G&A leverage, and other financing strategies to reduce our debt.

Our long term target is to grow the Double Eagles, Barcelona and bartaco Brands by opening new restaurants.  We expect to open no Grilles in 2019 or 2020 as we evaluate the performance of 2018 openings which incorporate learnings from our 2017 consulting project. In the first two quarters of 2018, we closed Austin, Texas and Chicago, Illinois Sullivan's and Little Rock, Arkansas and Stamford, Connecticut Grille restaurants. It generally takes 9 to 12 months after the signing of a lease or the closing of a purchase to complete construction and open a new restaurant. Additional time is sometimes required to obtain certain government approvals, permits and licenses, such as liquor licenses.
Performance Indicators. We use the following key metrics in evaluating the performance of our restaurants:

•
Comparable Restaurant Sales Growth. We consider a restaurant to be comparable during the first full fiscal quarter following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 43 and 43 restaurants at June 26, 2018 and June 13, 2017, respectively.

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

•
Adjusted EBITDA and Adjusted EBITDA Margin. Adjusted EBITDA represents operating income (loss) before depreciation and amortization, plus the sum of certain non-operating expenses, including pre-opening costs, donations, lease termination costs, acquisition and disposition costs, consulting project costs, reorganization severance, impairment charges and insurance settlements. Adjusted EBITDA Margin is the ratio of Adjusted EBITDA to revenues. These non-GAAP operating measures are useful to both management and investors, where by monitoring and controlling our Adjusted EBITDA and Adjusted EBITDA Margins, we can gauge the overall profitability of our Company.

•
Restaurant-Level EBITDA and Restaurant-Level EBITDA Margin. Restaurant-level EBITDA represents Adjusted EBITDA before general and administrative costs. Restaurant-level EBITDA margin is the ratio of Restaurant-level EBITDA to revenues. These non-GAAP operating measures are useful to both management and investors because they represent one means of gauging the overall profitability of our recurring and controllable core restaurant operations for each segment, and all segments at a consolidated level. These measures are not, however, indicative of our overall results, nor does restaurant-level profit accrue directly to the benefit of stockholders, primarily due to the exclusion of corporate-level expenses. See Note 7, Segment Reporting, in the notes to our consolidated financial statements for a reconciliation of restaurant-level EBITDA to operating income at a consolidated level.

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
Recent Events
On the June 27, 2018, we completed the acquisition (the “Barteca Acquisition”) of Barteca Holdings, LLC, a Delaware limited liability company, and its subsidiaries (“Barteca”), for a purchase price of $325 million subject to customary adjustments for debt, cash, and working capital.
In connection with the completion of the Barteca Acquisition, we entered into a new credit agreement that provides for (i) senior secured term loans in an aggregate principal amount of $390.0 million and (ii) senior secured revolving credit commitments in an aggregate principal amount of $50.0 million, collectively with the term loans, the credit facilities.
Change in Reporting Periods
We operate on a 52- or 53-week fiscal year ending on the last Tuesday of each December and, beginning in fiscal 2018, we changed to a fiscal quarter calendar where each quarter contains 13 weeks, other than in a 53-week year where the last quarter of the year will contain 14 weeks. Previously, the first three quarters of our fiscal year consisted of 12 weeks each and the fourth quarter consisted of 16 weeks or 17 weeks in a 53-week year. The fiscal quarter ended June 26, 2018 contained 13 weeks and quarter ended June 13, 2017 contained 12 weeks and are referred to herein as the second quarter of 2018 and the second quarter of 2017, respectively. The first two quarters ended June 26, 2018 contained 26 weeks and the first two quarters ended June 13, 2017 contained 24 weeks and are referred to herein as the first two quarters of 2018 and the first two quarters of 2017, respectively. As a result of the change in our calendar, our first two quarters of 2018 had 182 days of activity, 14 more days than our first two quarters of 2017, which had 168 days of activity. We have not restated and do not plan to restate historical results. See Note 1, Business and Basis of Presentation in the notes to our consolidated financial statements.
We estimate the additional operating days in the second quarter of 2018 resulted in $6.5 million of additional consolidated revenues, or $3.2 million, $2.3 million and $1.0 million of Double Eagle, Grille and Sullivan’s revenues, and in the first two quarters of 2018 resulted in $13.3 million of additional consolidated revenues, or $6.4 million, $4.8 million and $2.1 million of Double Eagle, Grille and Sullivan’s revenues, respectively. We discuss the estimated impacts of the additional operating days in more detail below to the extent significant.

Due to the difference in the reporting period between the second quarter of 2018 and the first quarter of 2017, and between the first two quarters of 2018 and the first two quarters of 2017 discussed above, our results of operations for the second quarter of 2018 and the first two quarters of 2018 as presented in accordance with GAAP and set forth below are not comparable to the second quarter of 2017 and the first two quarters of 2017.
Key Financial Definitions
Detailed discussion regarding key financial definitions as they relate to our results of operations can be found in the 2017 10-K.

Results of Operations
The following table shows our operating results (in thousands), as well as our operating results as a percentage of revenues. With the change in our fiscal quarters, as described above, the second quarter of 2018 represents 13 weeks of activity and the second quarter of 2017 represents only 12 weeks of activity. Further, the first two quarters of 2018 represent 26 weeks of activity and the first two quarters of 2017 represent only 24 weeks of activity.

	13 Weeks Ended		12 Weeks Ended		26 Weeks Ended		24 Weeks Ended
	June 26, 2018		June 13, 2017		June 26, 2018		June 13, 2017
Revenues	$90,040	100.0%	$82,301	100.0%	$179,343	100.0%	$166,191	100.0%
Costs and expenses:
Cost of sales	25,956	28.8	23,433	28.5	52,110	29.1	47,214	28.4
Restaurant operating expenses (excluding depreciation and amortization shown separately below)	43,407	48.2	40,388	49.1	87,622	48.9	81,280	48.9
Marketing and advertising costs	1,997	2.2	1,618	2.0	4,016	2.2	2,918	1.8
Pre-opening costs	1,403	1.6	1,619	2.0	2,549	1.4	2,008	1.2
General and administrative costs	8,502	9.4	5,765	7.0	16,834	9.4	12,076	7.3
Donations	16	—	—	—	58	—	—	—
Consulting project costs	622	0.7	597	0.7	854	0.5	2,633	1.6
Acquisition and disposition costs	4,358	4.8	—	—	5,015	2.8	—	—
Reorganization severance	—	—	719	0.9	113	0.1	719	0.4
Lease termination and closing costs	1,023	1.1	540	0.7	1,389	0.8	538	0.3
Impairment charges	—	—	—	—	84	—	—	—
Depreciation and amortization	5,293	5.9	4,997	6.1	10,475	5.8	9,813	5.9
Total costs and expenses	92,577	102.8	79,676	96.8	181,119	101.0	159,199	95.8
Insurance settlements	—	—	308	0.4	—	—	348	0.2
Operating income (loss)	(2,537)	(2.8)	2,933	3.6	(1,776)	(1.0)	7,340	4.4
Other income (expense), net:
Interest, net of capitalized interest	(510)	(0.6)	(9)	—	(813)	(0.5)	(19)	—
Other	(50)	(0.1)	(10)	—	(49)	—	(11)	—
Income (loss) before income taxes	(3,097)	(3.4)	2,914	3.5	(2,638)	(1.5)	7,310	4.4
Income tax expense (benefit)	(1,535)	(1.7)	824	1.0	(1,476)	(0.8)	1,910	1.1
Net income (loss)	$(1,562)	(1.7)%	$2,090	2.5%	$(1,162)	(0.6)%	$5,400	3.2%

13 Weeks Ended June 26, 2018 Compared to the 12 Weeks Ended June 13, 2017
The following tables show our operating results (in thousands) by segment and on a consolidated basis, as well as our operating results as a percentage of revenues, for the second quarter of 2018 (13 weeks) and 2017 (12 weeks). The tables below include Restaurant-level EBITDA, a non-GAAP measure. See Note 7, Segment Reporting in the notes to our condensed consolidated financial statements for additional information on this metric, including a reconciliation to operating income, the most directly comparable GAAP measure.
໿

	13 Weeks Ended June 26, 2018
	Double Eagle		Grille		Sullivan's		Consolidated
Revenues	$43,471	100.0%	$32,247	100.0%	$14,322	100.0%	$90,040	100.0%
Costs and expenses:
Cost of sales	12,780	29.4	8,757	27.2	4,419	30.9	25,956	28.8
Restaurant operating expenses:
Labor	9,986	23.0	10,199	31.6	4,144	28.9	24,329	27.0
Operating expenses	5,011	11.5	4,395	13.6	2,218	15.5	11,624	12.9
Occupancy	3,545	8.2	3,201	9.9	708	4.9	7,454	8.3
Restaurant operating expenses	18,542	42.7	17,795	55.2	7,070	49.4	43,407	48.2
Marketing and advertising costs	1,019	2.3	647	2.0	331	2.3	1,997	2.2
Restaurant-level EBITDA	$11,130	25.6%	$5,048	15.7%	$2,502	17.5%	$18,680	20.7%

Restaurant operating weeks	169		316		197		682
Average weekly volume	$257		$102		$73		$132

	12 Weeks Ended June 13, 2017
	Double Eagle		Grille		Sullivan's		Consolidated
Revenues	$40,194	100.0%	$26,487	100.0%	$15,620	100.0%	$82,301	100.0%
Costs and expenses:
Cost of sales	11,912	29.6	6,750	25.5	4,771	30.5	23,433	28.5
Restaurant operating expenses:
Labor	9,611	23.9	8,889	33.6	4,676	29.9	23,176	28.2
Operating expenses	4,234	10.5	3,534	13.3	2,274	14.6	10,042	12.2
Occupancy	2,808	7.0	3,002	11.3	1,360	8.7	7,170	8.7
Restaurant operating expenses	16,653	41.4	15,425	58.2	8,310	53.2	40,388	49.1
Marketing and advertising costs	720	1.8	461	1.7	437	2.8	1,618	2.0
Restaurant-level EBITDA	$10,909	27.1%	$3,851	14.5%	$2,102	13.5%	$16,862	20.5%

Restaurant operating weeks	150		276		202		628
Average weekly volume	$268		$96		$77		$131
Revenues. Consolidated revenues increased $7.7 million, or 9.4%, to $90.0 million in the second quarter of 2018 from $82.3 million in the second quarter of 2017. This increase was primarily due to 54 net additional operating weeks in the second quarter of 2018, primarily due to the change to our fiscal quarter calendar adding one additional reporting week in the second quarter of 2018 compared to the second quarter in 2017, coupled with two new restaurant openings over the past four quarters, Grille restaurants in Westwood, Massachusetts and at Brookfield Place in New York. The additional second quarter of 2018 revenue attributable to the change in reporting calendar was approximately $6.5 million, of which $0.3 million was attributable to the two new openings. This increase was partially offset by decreased revenue at our comparable restaurants, and the closure of the Austin, Texas and Chicago, Illinois Sullivan's restaurants and Little Rock, Arkansas and Stamford, Connecticut Grille restaurants. Comparable restaurant sales decreased 1.4% for the second quarter of 2018, comprised of a 7.5% decrease in customer counts, partially offset by a 6.1% increase in average check, primarily driven by mix resulting from menu initiatives.
Double Eagle revenues increased $3.3 million, or 8.2%, to $43.5 million in the second quarter of 2018 from $40.2 million in the second quarter of 2017. This increase was primarily due to 19 additional operating weeks in the second quarter of 2018, primarily due to the change to our fiscal quarter calendar, as described above, coupled with the opening of the Plano, Texas Double Eagle restaurant during the second quarter of 2017. The additional second quarter of 2018 revenue attributable to the change in reporting calendar was approximately $3.2 million. This increase was partially offset by a decrease in comparable restaurant sales. Comparable restaurant sales decreased by 1.2%, comprised of a 6.3% decrease in customer counts and a 5.1% increase in average check, primarily driven by mix resulting from menu initiatives.
Grille revenues increased $5.8 million, or 21.7%, to $32.2 million in the second quarter of 2018 from $26.5 million in the second quarter of 2017. This increase was primarily due to 40 additional operating weeks in the second quarter of 2018 as the result of the change to our fiscal quarter calendar, as described above, coupled with the opening of the Grille restaurants in Westwood, Massachusetts during the first quarter of 2018 and at Brookfield Place in New York during the third quarter of 2017, partially offset by the closure of Little Rock, Arkansas and Stamford, Connecticut Grille restaurants during second quarter of 2018. The additional second quarter of 2018 revenue attributable to the change in reporting calendar was approximately $2.3 million. Comparable restaurant sales increased by 0.7%, comprised of a 7.0% decrease in customer counts, partially offset by a 7.7% increase in average check, primarily driven by mix resulting from menu initiatives.
Sullivan’s revenues decreased $1.3 million, or 8.3%, to $14.3 million in the second quarter of 2018 from $15.6 million in the second quarter of 2017. The decrease in revenues was primarily due to the net loss of 5 operating weeks from the closure of the Austin Texas Sullivan's restaurant during the first quarter in 2018 and the Chicago, Illinois Sullivan's restaurant during the second quarter of 2018 and a decrease in comparable restaurant sales as a result of the removal of lunch from 7 restaurants in the second quarter of 2017, partially offset by the additional operating weeks as a result of the change to our fiscal quarter calendar, as described above. The additional second quarter of 2018 revenue attributable to the change in reporting calendar was approximately $1.0 million. Comparable restaurant sales decreased by 6.0%, comprised of a 11.1% decrease in customer counts, partially offset by a 5.1% increase in average check, primarily driven by mix resulting from menu initiatives.
Cost of Sales. Consolidated cost of sales increased $2.5 million, or 10.8%, to $26.0 million in the second quarter of 2018 from $23.4 million in the second quarter of 2017. This increase was primarily due to net additional 54 operating weeks in the second quarter of 2018, as discussed above. As a percentage of consolidated revenues, consolidated cost of sales increased to 28.8% during the second quarter of 2018 from 28.5% in the second quarter of 2017.
As a percentage of revenues, Double Eagle cost of sales decreased to 29.4% during the second quarter of 2018 from 29.6% in the second quarter of 2017. This decrease in cost of sales, as a percentage of revenues, was primarily due to decreased beef costs.
As a percentage of revenues, Grille cost of sales increased to 27.2% during the second quarter of 2018 from 25.5% in the second quarter of 2017.  This increase in cost of sales, as a percentage of revenues, was primarily due to menumix shift following the new menu launch in the fourth quarter of 2017.
As a percentage of revenues, Sullivan’s cost of sales increased to 30.9% during the second quarter of 2018 from 30.5% in the second quarter of 2017. This increase in cost of sales, as a percentage of revenues, was primarily due to menumix shift following the new menu launch in the fourth quarter of 2017.
Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $3.0 million, or 7.5%, to $43.4 million in the second quarter of 2018 from $40.4 million in the second quarter of 2017.  This increase was primarily due to net additional 54 operating weeks in the second quarter of 2018, as discussed above. As a percentage of consolidated revenues, consolidated restaurant operating expenses decreased to 48.2% in second quarter of 2018 from 49.1% in the second quarter of 2017.
As a percentage of revenues, Double Eagle restaurant operating expenses increased to 42.7% during the second quarter of 2018 from 41.4% during the second quarter of 2017. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher occupancy and other restaurant operating costs, partially offset by lower labor costs.
As a percentage of revenues, Grille restaurant operating expenses decreased to 55.2% during the second quarter of 2018 from 58.2% in the second quarter of 2017. This decrease in restaurant operating expenses, as a percentage of revenues, was primarily due to lower occupancy and labor and benefits costs, partially offset by higher other restaurant operating costs.
As a percentage of revenues, Sullivan’s restaurant operating expenses decreased to 49.4% during the second quarter of 2018 from 53.2% in the second quarter of 2017. This decrease in restaurant operating expenses, as a percentage of revenues, was primarily due to lower occupancy and labor and benefits costs, partially offset by higher other restaurant operating costs.
Marketing and Advertising Costs. Consolidated marketing and advertising costs increased $0.4 million to $2.0 million in the second quarter of 2018 compared to $1.6 million in the second quarter of 2017. As a percentage of consolidated revenues, consolidated marketing and advertising costs increased to 2.2% in the second quarter of 2018 from 2.0% in the second quarter of 2017.

As a percentage of revenues, Double Eagle marketing and advertising costs increased to 2.3% during the second quarter of 2018 from 1.8% in the second quarter of 2017. Marketing and advertising costs, as a percentage of revenues increased primarily due to higher digital media and local advertising costs, partially offset by lower printing costs.
As a percentage of revenues, Grille marketing and advertising costs increased to 2.0% during the second quarter of 2018 compared to 1.7% in the second quarter of 2017. Marketing and advertising costs, as a percentage of revenues increased primarily due to higher digital media and local advertising costs, partially offset by lower printing costs.
As a percentage of revenues, Sullivan’s marketing and advertising costs decreased to 2.3% during the second quarter of 2018 from 2.8% in the second quarter of 2017. Marketing and advertising costs, as a percentage of revenues decreased primarily due to lower printing costs, partially offset by higher digital media and local advertising costs.
Pre-opening Costs. Pre-opening costs decreased $0.2 million to $1.4 million in the second quarter of 2018 from $1.6 million in the second quarter of 2017 due primarily to the timing of new restaurants under construction versus the prior year comparable period. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.
General and Administrative Costs. General and administrative costs increased to $8.5 million in the second quarter of 2018 from $5.8 million in the second quarter of 2017. As a percentage of revenues, general and administrative costs increased to 9.4% in the second quarter of 2018 compared to 7.0% during the second quarter of 2017. This increase was primarily related to the additional operating week in the second quarter of 2018 due to our calendar adjustment previously mentioned, and additional compensation costs, including stock based compensation, related to growth in the number of restaurant support center and regional management-level personnel to support recent and anticipated growth. General and administrative costs are expected to continue to increase as a result of costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.
Consulting Project Costs. Consulting project costs were $0.6 million in the second quarter of 2018. These costs are primarily related to the Enterprise resource planning system (ERP), and we expect these costs to continue during fiscal 2018. Consulting project costs were $0.6 million in the second quarter of 2017 and were primarily related to consumer insight research supporting the Grille restaurants.
Acquisition and Disposition Costs. Acquisition and disposition costs were $4.4 million in the second quarter of 2018. These costs are primarily related to the Barteca Acquisition. We expect these costs to continue during fiscal 2018. No such costs were incurred in the second quarter of 2017.
Reorganization Severance.  We did not incur reorganization severance costs in the second quarter of 2018. Reorganization severance costs were $0.7 million in the second quarter of 2017.
Lease Termination and Closing Costs. During the second quarter of 2018, we incurred approximately $1.0 million in charges related to the closure of Chicago, Illinois Sullivan's restaurant and Little Rock, Arkansas and Stamford, Connecticut Grille restaurants. During the second quarter of 2017, we incurred approximately $0.5 million in charges related to the closure of the Seattle, Washington and Houston, Texas Sullivan's restaurants.
Depreciation and Amortization. Depreciation and amortization increased $0.3 million, or 6.7%, to $5.3 million in the second quarter of 2018 from $5.0 million in the second quarter of 2017. The increase in depreciation and amortization expense was primarily the result of the change to our fiscal quarter calendar, as previously described, coupled with the new assets related to one restaurant opened in fiscal 2018 and two restaurants opened in fiscal 2017, as well as for existing restaurants that were remodeled during fiscal 2017.
Income Tax Expense. The effective income tax rate for the second quarter of 2018 was 49.6% compared to 28.3% for the second quarter of 2017. The factors that cause the effective tax rates to vary from the federal statutory rate of 21% and 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses.

26 Weeks Ended June 26, 2018 Compared to the 24 Weeks Ended June 13, 2017
The following tables show our operating results (in thousands) by segment and on a consolidated basis, as well as our operating results as a percentage of revenues, for the first two quarters of 2018 (26 weeks) and 2017 (24 weeks). The tables below include Restaurant-level EBITDA, a non-GAAP measure. See Note 7, Segment Reporting in the notes to our condensed consolidated financial statements for additional information on this metric, including a reconciliation to operating income, the most directly comparable GAAP measure.

	26 Weeks Ended June 26, 2018
	Double Eagle		Grille		Sullivan's		Consolidated
Revenues	$87,425	100.0%	$61,639	100.0%	$30,279	100.0%	$179,343	100.0%
Costs and expenses:
Cost of sales	25,948	29.7	16,806	27.3	9,356	30.9	52,110	29.1
Restaurant operating expenses:
Labor	20,353	23.3	20,012	32.5	8,637	28.5	49,002	27.3
Operating expenses	9,881	11.3	8,566	13.9	4,607	15.2	23,054	12.9
Occupancy	7,153	8.2	6,593	10.7	1,820	6.0	15,566	8.7
Restaurant operating expenses	37,387	42.8	35,171	57.1	15,064	49.8	87,622	48.9
Marketing and advertising costs	1,914	2.2	1,282	2.1	820	2.7	4,016	2.2
Restaurant-level EBITDA	$22,176	25.4%	$8,380	13.6%	$5,039	16.6%	$35,595	19.8%

Restaurant operating weeks	338		638		391		1,367
Average weekly volume	$259		$97		$77		$131

	24 Weeks Ended June 13, 2017
	Double Eagle		Grille		Sullivan's		Consolidated
Revenues	$79,955	100.0%	$52,834	100.0%	$33,402	100.0%	$166,191	100.0%
Costs and expenses:
Cost of sales	23,682	29.6	13,507	25.6	10,025	30.0	47,214	28.4
Restaurant operating expenses:
Labor	19,299	24.1	17,896	33.9	10,080	30.2	47,275	28.4
Operating expenses	8,371	10.5	7,111	13.5	4,860	14.6	20,342	12.2
Occupancy	5,680	7.1	5,857	11.1	2,126	6.4	13,663	8.2
Restaurant operating expenses	33,350	41.7	30,864	58.4	17,066	51.1	81,280	48.9
Marketing and advertising costs	1,316	1.6	850	1.6	752	2.3	2,918	1.8
Restaurant-level EBITDA	$21,607	27.0%	$7,613	14.4%	$5,559	16.6%	$34,779	20.9%

Restaurant operating weeks	294		552		410		1,256
Average weekly volume	$272		$96		$81		$132
Revenues. Consolidated revenues increased $13.2 million, or 7.9%, to $179.3 million in the first two quarters of 2018 from $166.2 million in the first two quarters of 2017. This increase was primarily due to 111 net additional operating weeks in the first two quarters of 2018, primarily due to the change to our fiscal quarter calendar adding two additional reporting weeks in the first two quarters of 2018 compared to the first two quarters in 2017, coupled with two new Grille restaurants in Westwood, Massachusetts and at Brookfield Place in New York. The additional first two quarters of 2018 revenue attributable to the change in reporting calendar was approximately $13.3 million, of which $0.5 million was attributable to the two new openings. This increase was partially offset by decreased revenue at our comparable restaurants, the closure of the Austin, Texas and Chicago, Illinois Sullivan's and Little Rock, Arkansas and Stamford, Connecticut Grille restaurants, and negative impact on comparable restaurants sales in the Northeast due to three severe winter storms during the first quarter of 2018. Comparable restaurant sales decreased 2.5% the first two quarters of 2018, comprised of a 8.4% decrease in customer counts, partially offset by a 5.9% increase in average check, primarily driven by mix resulting from menu initiatives.

Double Eagle revenues increased $7.5 million, or 9.3%, to $87.4 million in the first two quarters of 2018 from $80.0 million in the first two quarters of 2017. This increase was primarily due to 44 additional operating weeks in the first two quarters of 2018, primarily due to the change to our fiscal quarter calendar, as described above. The additional first two quarters of 2018 revenue attributable to the change in reporting calendar was approximately $6.4 million. This increase was partially offset by a decrease in comparable restaurant sales primarily as a result of adverse weather during first quarter of 2018, as stated above. Comparable restaurant sales decreased by 2.0%, comprised of a 6.5% decrease in customer counts and a 4.5% increase in average check, primarily driven by mix resulting from menu initiatives.
Grille revenues increased $8.8 million, or 16.7%, to $61.6 million in the first two quarters of 2018 from $52.8 million in the first two quarters of 2017. This increase was primarily due to 86 additional operating weeks in the first two quarters of 2018 as the result of the change to our fiscal quarter calendar, as described above, coupled with the opening of the Grille restaurants in Westwood, Massachusetts during the first quarter of 2018 and at Brookfield Place in New York during the third quarter in 2017, partially offset by closure of Little Rock, Arkansas and Stamford, Connecticut Grille restaurants during second quarter of 2018. The additional first two quarters of 2018 revenue attributable to the change in reporting calendar was approximately $4.8 million. This increase was partially offset by a decrease in comparable restaurant sales primarily as a result of adverse weather during first quarter of 2018. Comparable restaurant sales decreased by 0.3%, comprised of a 7.1% decrease in customer counts, partially offset by a 6.8% increase in average check, primarily driven by mix resulting from menu initiatives.
Sullivan’s revenues decreased $3.1 million, or 9.3%, to $30.3 million in the first two quarters of 2018 from $33.4 million in the first two quarters of 2017. The decrease in revenues was primarily due to the net loss of 19 operating weeks from the closure of the Austin Texas Sullivan's restaurant during the first quarter in 2018 and the Chicago, Illinois Sullivan's restaurant during the second quarter of 2018 and a decrease in comparable restaurant sales as a result of the removal of lunch from 7 restaurants in the second quarter of 2017, partially offset by the additional operating weeks as a result of the change to our fiscal quarter calendar, as described above. The additional first two quarters of 2018 revenue attributable to the change in reporting calendar was approximately $2.1 million. Comparable restaurant sales decreased by 8.1%, comprised of a 15.8% decrease in customer counts, partially offset by a 7.7% increase in average check, primarily driven by mix resulting from menu initiatives.
Cost of Sales. Consolidated cost of sales increased $4.9 million, or 10.4%, to $52.1 million in the first two quarters of 2018 from $47.2 million in the first two quarters of 2017. This increase was primarily due to net additional 111 operating weeks in the first two quarters of 2018, as discussed above. As a percentage of consolidated revenues, consolidated cost of sales increased to 29.1% during the first two quarters of 2018 from 28.4% in the first two quarters of 2017.
As a percentage of revenues, Double Eagle cost of sales increased to 29.7% during the first two quarters of 2018 from 29.6% in the first two quarters of 2017. This increase in cost of sales, as a percentage of revenues, was primarily due to increased seafood costs, partially offset by lower beef, wine and liquor costs.
As a percentage of revenues, Grille cost of sales increased to 27.3% the first two quarters of 2018 from 25.6% in the first two quarters of 2017.  This increase in cost of sales, as a percentage of revenues, was primarily due to menumix shift following the new menu launch in the fourth quarter of 2017.
As a percentage of revenues, Sullivan’s cost of sales increased to 30.9% during the first two quarters of 2018 from 30.0% in the first two quarters of 2017. This increase in cost of sales, as a percentage of revenues, was primarily due to menumix shift following the new menu launch in the fourth quarter of 2017.
Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $6.3 million, or 7.8%, to $87.6 million in the first two quarters of 2018 from $81.3 million in the first two quarters of 2017.  This increase was primarily due to net additional 111 operating weeks in the first two quarters of 2018, as discussed above. As a percentage of consolidated revenues, consolidated restaurant operating expenses remained at 48.9% in the first two quarters of 2018 from 48.9% in the first two quarters of 2017.
As a percentage of revenues, Double Eagle restaurant operating expenses increased to 42.8% during the first two quarters of 2018 from 41.7% during the first two quarters of 2017. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due higher occupancy and other restaurant operating costs, partially offset by lower labor costs.
As a percentage of revenues, Grille restaurant operating expenses decreased to 57.1% during the first two quarters of 2018 from 58.4% in the first two quarters of 2017. This decrease in restaurant operating expenses, as a percentage of revenues, was primarily due to lower occupancy and labor and benefits costs, partially offset by higher other restaurant operating costs.
As a percentage of revenues, Sullivan’s restaurant operating expenses decreased to 49.8% during the first two quarters of 2018 from 51.1% in the first two quarters of 2017. This decrease in restaurant operating expenses, as a percentage of revenues, was primarily due to lower occupancy and labor and benefits costs, partially offset by higher other restaurant operating costs.

Marketing and Advertising Costs. Consolidated marketing and advertising costs increased by $1.1 million to $4.0 million in the first two quarters of 2018 compared to $2.9 million in the first two quarters of 2017. As a percentage of consolidated revenues, consolidated marketing and advertising costs increased to 2.2% in the first two quarters of 2018 from 1.8% in the first two quarters of 2017.
As a percentage of revenues, Double Eagle marketing and advertising costs increased to 2.2% during the first two quarters of 2018 from 1.6% in the first two quarters of 2017. Marketing and advertising costs, as a percentage of revenues increased primarily due to higher digital media and local advertising costs, partially offset by lower printing costs.
As a percentage of revenues, Grille marketing and advertising costs increased to 2.1% during the first two quarters of 2018 compared to 1.6% in the first two quarters of 2017. Marketing and advertising costs, as a percentage of revenues increased primarily due to higher digital media and local advertising costs, partially offset by lower printing costs.
As a percentage of revenues, Sullivan’s marketing and advertising costs increased to 2.7% during the first two quarters of 2018 from 2.3% in the two quarter of 2017. Marketing and advertising costs, as a percentage of revenues increased primarily due to higher digital media and local advertising costs, partially offset by lower printing costs.
Pre-opening Costs. Pre-opening costs increased $0.5 million to $2.5 million in the first two quarters of 2018 from $2.0 million in the first two quarters of 2017 due primarily to the timing of new restaurants under construction versus the prior year comparable period. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.
General and Administrative Costs. General and administrative costs increased to $16.8 million in the first two quarters of 2018 from $12.1 million in the first two quarters of 2017. As a percentage of revenues, general and administrative costs increased to 9.4% in the first two quarters of 2018 compared to 7.3% during the first two quarters of 2017. This increase was primarily related to the additional operating weeks in the first two quarters of 2018 due to our calendar adjustment previously mentioned and additional compensation costs, including stock based compensation, related to growth in the number of restaurant support center and regional management-level personnel to support recent and anticipated growth. General and administrative costs are expected to continue to increase as a result of costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.
Consulting Project Costs. Consulting project costs were $0.9 million in the first two quarters of 2018. These costs are primarily related to the Enterprise resource planning system (ERP), and we expect these costs to continue during fiscal 2018. Consulting project costs were $2.6 million in the first two quarters of 2017 and were primarily related to consumer insight research supporting the Grille restaurants.
Acquisition and Disposition Costs. Acquisition and disposition costs were $5.0 million in the first two quarters of 2018. These costs are primarily related to the Barteca Acquisition. We expect these costs to continue during fiscal 2018. No such costs were incurred in the first two quarters of 2017.
Reorganization Severance. Reorganization severance costs were $0.1 million in the first two quarters of 2018. These costs are primarily related to the costs associated with replacing certain employees as a part of strategic initiatives effected by our executive leadership team. Reorganization severance costs were $0.7 million in the first two quarters of 2017.
Lease Termination and Closing Costs. During the first two quarters of 2018, we incurred approximately $1.4 million in charges related to the closure of the Austin, Texas and Chicago, Illinois Sullivan's and Little Rock, Arkansas and Stamford, Connecticut Grille restaurants. During the first two quarters of 2017, we incurred approximately $0.5 million in charges related to the closure of the Seattle, Washington and Houston, Texas Sullivan's restaurants.
Depreciation and Amortization. Depreciation and amortization increased $0.7 million, or 6.7%, to $10.5 million in the first two quarters of 2018 from $9.8 million in the first two quarters of 2017. The increase in depreciation and amortization expense was primarily the result of change to our fiscal quarter calendar, as previously described, coupled with the new assets related to one restaurant opened in fiscal 2018 and two restaurants opened in fiscal 2017, as well as for existing restaurants that were remodeled during fiscal 2017.
Income Tax Expense. The effective income tax rate for the first two quarters of 2018 was 56.0% compared to 26.1% for the first two quarters of 2017. The factors that cause the effective tax rates to vary from the federal statutory rate of 21% and 35% include the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses.
Liquidity and Capital Resources

Our principal liquidity requirements are our lease obligations and capital expenditure needs. We expect to finance our operations for at least the next several years, including costs of opening currently planned new restaurants, through cash provided by operations, public offerings of securities and borrowings available under our new senior secured revolving credit commitments. However, we cannot be sure that these sources will be sufficient to finance our operations, and we may seek additional financing in the future. As of June 26, 2018, we had cash and cash equivalents of approximately $0.9 million. We also expect to actively monitor the capital markets and, at any given time, may be evaluating opportunities to reduce our leverage, particularly as the result of the Barteca Acquisition.
Our operations have not required significant working capital and, like many restaurant companies, we may at times have negative working capital. Revenues are received primarily by credit card, and restaurant operations do not require significant receivables or inventories, other than our wine inventory. In addition, we receive trade credit for the purchase of food, beverages and supplies, thereby reducing the need for incremental working capital to support growth.
The following table presents a summary of our cash flows (in thousands):
໿

	26 Weeks Ended	24 Weeks Ended
	June 26, 2018	June 13, 2017
Net cash provided by operating activities	$8,302	$15,075
Net cash used in investing activities	(32,509)	(20,626)
Net cash provided by (used in) financing activities	20,510	(6,926)
Net change in cash and cash equivalents	$(3,697)	$(12,477)
Operating Activities. Net cash flows provided by operating activities decreased by $6.8 million during the first two quarters of 2018 as compared to the first two quarters of 2017, primarily due to a $6.6 million decrease in net income, a $4.4 million decrease in deferred income taxes, and a $2.8 million decrease in prepaid expenses and other assets, and a $1.3 million decrease in other liabilities partially offset by a $4.0 million increase in deferred rent obligations, a $1.9 million increase in accounts payable, and a $1.2 million increase in lease incentives receivable.
Investing Activities. Net cash used in investing activities for the first two quarters of 2018 was $32.5 million, consisting of purchases of property and equipment primarily related to construction of four Double Eagle restaurants and three Grille restaurants and remodel activity of existing restaurants.  Net cash used in investing activities for the first two quarters of 2017 was $20.6 million, consisting of purchases of property and equipment primarily related to construction of one Double Eagle restaurant and one Grille restaurant and remodel activity of existing restaurants.
Financing Activities. Net cash provided by financing activities for the first two quarters of 2018 was $20.5 million, which was primarily due to $16.5 million in proceeds from our credit facility and $4.7 million in cash overdraft.  Net cash used in financing activities for the first two quarters of 2017 was $6.9 million, which was primarily due to $29.9 million of treasury stock repurchases and $13.0 million in payments under credit facility, partially offset by $35.8 million in proceeds from our credit facility.
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
Credit Facility and Loan on Deferred Compensation Plan.  See Note 4, Long-Term Debt in the notes to our condensed consolidated financial statements for information regarding our credit facility, the loan on our deferred compensation plan.
We believe that net cash provided by operating activities and available borrowings under our credit facility will be sufficient to fund currently anticipated working capital, planned capital expenditures and debt service requirements for the next 24 months. We regularly review acquisitions and other strategic opportunities, which may require additional debt or equity financing.
On June 27, 2018, we completed the acquisition of Barteca Holdings. In connection with the completion of the Barteca Acquisition, we entered into a new Credit Facilities that provides for (i) senior secured term loans in an aggregate principal amount of $390.0 million and (ii) senior secured revolving credit commitments in an aggregate principal amount of $50.0 million.
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
On February 27, 2018, our Board of Directors approved a new $50 million share repurchase program. Under this program, we can from time to time purchase outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. In order to preserve our liquidity and pursue deleveraging transactions, we have suspended repurchases under the program.
Off-Balance Sheet Arrangements
At June 26, 2018 and December 26, 2017, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates. For fixed rate debt, including borrowings against our deferred compensation investments, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings available under our credit facility, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. As of June 26, 2018, there was $38.0 million of outstanding borrowings on the Company’s credit facility. Holding other variables constant, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $10,000 per $1.0 million of outstanding debt under our credit facility, which would have been approximately $0.4 million over the course of a full fiscal year.
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
Material Weakness in Internal Control over Financial Reporting
As disclosed in greater detail in Item 9A, Controls and Procedures in the 2017 10-K, as of December 26, 2017, management identified a control deficiency in our internal control over financial reporting related to the operating effectiveness of our control over the accounting for a non-routine transaction related to a sale leaseback transaction. This control deficiency did not result in a material misstatement within the balance sheet in the consolidated financial statements, but it did create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the control deficiency represented a material weakness in the Company’s internal control over financial reporting and that our internal control over financial reporting was not effective as of December 26, 2017. This material weakness remained as of June 26, 2018.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Remediation
To remediate the material weakness, during our second fiscal quarter ended June 26, 2018, we continued to implement a remediation plan. Under this plan, we are enhancing our processes and internal control documentation around the review of new leases and lease modifications in accordance with ASC 840 and strengthening the supervisory reviews by management of any future non-routine and other complex accounting transactions. Among other things, we engaged a nationally recognized advisory firm to supplement our internal resources in connection with the review of the accounting for such transactions.
The sale leaseback transaction was a non-routine transaction. Because we no longer own any real property as a result of the sale leaseback transaction, including at newly acquired Barteca, and we do not intend to acquire ownership of additional properties, we do not expect to engage in additional sale leaseback transactions in the future.
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
Changes in Internal Control over Financial Reporting
Other than the identification, assessment, development and implementation of a remediation plan of the material weakness described above, there have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter ended June 26, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below with respect to the acquisition of Barteca Holdings, LLC, a Delaware limited liability company, and its subsidiaries (“Barteca”), there have been no material changes from our risk factors as previously reported in our 2017 10-K.
We have incurred substantial expenses related to the completion of the Barteca Acquisition and we expect to incur additional expenses in connection with the integration of Barteca’s business with our existing business.
We have incurred, and expect to continue to incur, a number of non-recurring costs associated with the Barteca Acquisition and combining the operations of the two companies. The substantial majority of non-recurring expenses will be comprised of transaction costs related to the Barteca Acquisition.
We will also incur costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred as the integration progresses. We expect to implement the integration process gradually over time, and although we expect that the realization of other efficiencies related to the integration of the businesses should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all, or we may incur other costs in our operations that offset all or a portion of such cost synergies.
Combining Barteca’s business with ours may be more difficult, costly or time consuming than expected and the anticipated synergies and other benefits of the Barteca Acquisition may not be realized.
Barteca operates two highly differentiated brands, Barcelona Wine Bar and bartaco, with 33 restaurants in 12 states and the District of Columbia, with seven additional locations under development. The success of the Barteca Acquisition, including anticipated synergies and other benefits, will depend, in part, on our ability to successfully combine and integrate our business with the business of Barteca. The Barteca Acquisition will involve the integration of Barteca’s business with our existing business, which is a complex, costly and time-consuming process. The integration process is expected to take 12 to 18 months to complete and we have engaged an independent advisor to assist us in the process. The integration could result in material challenges, including, without limitation:

•
the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the Barteca Acquisition;

•	managing a larger combined company;

•	maintaining employee morale and retaining key management and other employees;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	retaining existing business and operational relationships and attracting new business and operational relationships;

•	potential unknown liabilities and unforeseen increased expenses;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations and inconsistencies in standards, controls, procedures and policies;

•	coordinating geographically separate organizations and addressing possible differences in corporate culture and philosophies;

•	unanticipated issues in integrating information technology, accounting, communications and other systems; and

•	unforeseen expenses or delays associated with the integration of Barteca.
Many of these factors will be outside of the combined company’s control and any one of them could result in delays, increased costs, decreases in revenues and diversion of management’s time and energy, which could materially affect the combined company’s financial position, results of operations and cash flows.
If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits of the Barteca Acquisition may not be realized fully or at all, or may take longer to realize than expected. In addition, the actual cost savings of the Barteca Acquisition could be less than anticipated.

We obtained financing to complete the Barteca Acquisition, which could adversely affect us, including by decreasing our business flexibility, and may increase our interest expense.
In order to finance the Barteca Acquisition we entered into the Credit Facilities, which provides for senior secured term loans in an aggregate principal amount of $390.0 million and senior secured revolving credit commitments in an aggregate principal amount of $50.0 million. The amount and terms of the Credit Facilities could affect our credit rating and our ability to obtain other financing, including through public or institutional markets. While there is no financial maintenance covenant in the term loans under the Credit Facilities, the Credit Facilities include other customary affirmative and negative covenants. The failure to meet such restrictive covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations and adversely and materially affect our consolidated results of operations and financial condition, as well as adversely affect our liquidity and the value of our shares of common stock. The ability of us and our subsidiaries to comply with such provisions may be affected by events beyond our control. The arrangers under our Credit Agreement intend to syndicate the term loans under the Credit Facilities, and in connection with such syndication, the applicable margin for the term loans is subject to change. Any material increase in interest expense could possibly have a material impact on our ability to execute our strategies. In addition, if the syndication does not satisfy certain conditions, the arrangers possess the conditional right to alter the structure of a portion of the term loans. At this time, we cannot assure you of the final terms of the term loans following the syndication.
The amount of cash required to pay interest on our increased indebtedness levels following completion of the Barteca Acquisition, and thus the demands on our cash resources, will be much greater than the amount of cash flows required to service our indebtedness prior to the Barteca Acquisition. The increased levels of indebtedness following completion of the Barteca Acquisition will also reduce funds available for working capital, capital expenditures, acquisitions, the repayment or refinancing of our indebtedness as it becomes due and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels.
Moreover, in the future we may be required to raise substantial additional financing to fund working capital, capital expenditures, the repayment or refinancing of our indebtedness, acquisitions or other general corporate requirements. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. We cannot assure you that it will be able to obtain additional financing or refinancing on terms acceptable to us or at all.
The future results of the combined company may be adversely impacted if the combined company does not effectively manage its expanded operations following the completion of the Barteca Acquisition.
Following the completion of the Barteca Acquisition, the size of the combined company’s business became significantly larger than the current size of either our or Barteca’s respective businesses. The combined company’s ability to successfully manage this expanded business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of two discrete companies in different geographic locations, but also the increased scale and scope of the combined business with its associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Barteca Acquisition.
Uncertainties associated with the Barteca Acquisition may cause the departure of management personnel and other key employees of Barteca or us, which could adversely affect the future business and operations of the combined company.
We and Barteca are dependent upon the experience and industry knowledge of our respective officers and other key employees to execute our respective business plans. The combined company’s success after the Barteca Acquisition will depend in part upon the ability of each of Del Frisco’s and Barteca to retain key management personnel and other key employees. Current and prospective employees of Del Frisco’s and Barteca may experience uncertainty about their future roles with the combined company, which may materially adversely affect the ability of each of Del Frisco’s and Barteca to attract and retain key personnel after the acquisition which could adversely impact operations of the combined company.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On February 27, 2018, our Board of Directors approved a new $50 million share repurchase program. Under this program, we can from time to time purchase outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. No repurchase of common stock was made during the second quarter of 2018. In order to preserve our liquidity and pursue deleveraging transactions, we have suspended repurchases under the program.
Item 3.    Defaults Upon  Senior  Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
EXHIBIT INDEX

Exhibit No.	Description	Reference

2.1
Purchase Agreement and Plan of Merger, dated as of May 6, 2018, by and between Del Frisco’s Restaurant Group, Inc., Bentley Merger Sub, LLC, Barteca Holdings, LLC, RCP Barteca Corp., General Atlantic (BT) Blocker, LLC, the Blocker Sellers and The Sellers’ Representative (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 7, 2018).
#

3.1
Certificate of Incorporation of Del Frisco’s Restaurant Group, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 6 to our Registration Statement on Form S-1 (File No. 333-179141) filed July 24, 2012).

3.2	Bylaws of Del Frisco’s Restaurant Group, Inc. (Incorporated by reference to Exhibit 3.2 to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-179141) filed June 11, 2012).

10.1
Credit Agreement, dated as of June 27, 2018, among Del Frisco’s Restaurant Group, Inc., JPMorgan Chase Bank, N.A., as administrative agent, the other agents and arrangers party thereto and the several lenders party thereto (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed June 28, 2018).

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

#
Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request.

*	Filed herewith.
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

Del Frisco’s Restaurant Group, Inc.

Date: July 27, 2018	/s/ Norman J. Abdallah
Norman J. Abdallah
Chief Executive Officer and Director (Principal Executive Officer)

Date: July 27, 2018	/s/ Neil H. Thomson
Neil H. Thomson
Chief Financial Officer (Principal Financial Officer)