Form 10-Q
period 2018-09-25
Del Frisco's Restaurant Group, Inc.
filed 2018-11-09
CIK 1415301

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.    Yes   ☐    No  ☒
As of November 6, 2018, the latest practicable date, 33,321,795 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

DEL FRISCO’S RESTAURANT GROUP, INC.
FORM 10-Q

INDEX

Cautionary Note Regarding Forward-Looking Statements	1

Part I – Financial Information	2

Item 1. Financial Statements (Unaudited)	2

Condensed Consolidated Balance Sheets as of September 25, 2018 and December 26, 2017	3

Condensed Consolidated Statements of Operations for the Thirteen and Thirty-nine Weeks Ended September 25, 2018 and Twelve and Thirty-six Weeks Ended September 5, 2017	4

Condensed Consolidated Statements of Comprehensive Income (Loss) for the Thirteen and Thirty-nine Weeks Ended September 25, 2018 and Twelve and Thirty-six Weeks Ended September 5, 2017	5

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Thirty-nine Weeks Ended September 25, 2018	6

Condensed Consolidated Statements of Cash Flows for the Thirty-nine Weeks Ended September 25, 2018 and Thirty-six Weeks Ended September 5, 2017	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	39

Part II – Other Information	40

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3. Defaults Upon Senior Securities	42

Item 4. Mine Safety Disclosures	42

Item 5. Other Information	42

Item 6. Exhibits	43

Signatures	44

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Quarterly Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements include all statements that are not historical facts. Forward looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” "should," "could" and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include, but are not limited to, the following:

•	economic conditions (including customer spending patterns);

•	our ability to compete;

•	our ability to implement our growth strategy, including opening new restaurants, operating them profitably and accelerating development of our brands;

•	customer experiences or negative publicity surrounding our restaurants;

•	pricing and deliveries of food and other supplies;

•	changes in consumer tastes and spending patterns;

•	laws and regulations affecting labor and employee benefit costs, including increases in state and federally mandated minimum wages;

•	labor shortages;

•	general financial and credit market conditions;

•	fixed rental payments and the terms of our indebtedness;

•	cyber security customer information;

•	the Barteca Acquisition (as described herein)

•	valuation allowance (as described herein); and

•
other factors described in "Item 1A. Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 26, 2017 (the "2017 10-K"), and in our Quarterly Report on Form 10-Qs for the quarters ended March 27, 2018 and June 26, 2018.

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

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets—Unaudited

	As of
(Amounts in thousands, except share data)	September 25, 2018	December 26, 2017
ASSETS
Current assets:
Cash and cash equivalents	$4,344	$4,553
Inventory	20,668	15,539
Income taxes receivable	3,346	3,369
Lease incentives receivable	7,801	1,739
Prepaid expenses	6,272	5,383
Other current assets	6,871	3,392
Current assets held for sale	—	3,028
Total current assets	49,302	37,003
Property and equipment:
Buildings and improvements	13,569	—
Leasehold improvements	262,590	167,383
Furniture, fixtures, and equipment	77,717	61,500
Construction in progress	1,079	—
Property and equipment, gross	354,955	228,883
Less accumulated depreciation	(86,793)	(75,566)
Property and equipment, net	268,162	153,317
Goodwill	159,278	43,928
Intangible assets, net	206,383	20,284
Deferred income taxes	—	1,683
Other assets	19,547	15,187
Noncurrent assets held for sale	—	57,068
Total assets	$702,672	$328,470

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$35,802	$13,941
Deferred revenue	12,640	17,646
Sales tax payable	2,512	3,314
Accrued payroll	10,264	7,103
Current portion of deferred rent obligations	5,024	4,177
Other current liabilities	5,064	5,076
Current portion of capital and financing lease obligations	1,706	—
Current portion of long-term debt	3,100	—
Current liabilities held for sale	—	575
Total current liabilities	76,112	51,832
Noncurrent liabilities:
Long-term debt, net	297,205	24,477
Obligations under capital and financing lease, net	10,463	—
Deferred rent obligations	54,441	41,166
Deferred income taxes, net	30,214	—
Other liabilities	12,607	13,261
Noncurrent liabilities held for sale	—	8,647
Total liabilities	481,042	139,383
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at September 25, 2018 or December 26, 2017	—	—
Common stock, $0.001 par value, 190,000,000 shares authorized, 37,442,934 shares issued and 33,320,764 shares outstanding at September 25, 2018 and 24,420,490 shares issued and 20,309,341 shares outstanding at December 26, 2017	37	24
Treasury stock at cost: 4,122,170 and 4,111,149 shares at September 25, 2018 and December 26, 2017, respectively	(67,823)	(67,823)
Additional paid in capital	247,656	147,503
Retained earnings	41,446	109,383
Accumulated other comprehensive income, net of tax	314	—
Total stockholders' equity	221,630	189,087
Total liabilities and stockholders' equity	$702,672	$328,470
See accompanying notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations — Unaudited
໿

	13 Weeks Ended(1)	12 Weeks Ended(1)	39 Weeks Ended(1)	36 Weeks Ended(1)
(Amounts in thousands, except per share data)	September 25, 2018	September 5, 2017	September 25, 2018	September 5, 2017
Revenues	$105,304	$60,616	$254,367	$193,404
Costs and expenses:
Cost of sales	28,749	17,731	71,503	54,920
Restaurant operating expenses (excluding depreciation and amortization shown separately below)	56,063	32,259	128,618	96,099
Marketing and advertising costs	1,904	1,165	5,100	3,331
Pre-opening costs	3,559	25	6,108	2,032
General and administrative costs	11,833	6,301	27,613	18,097
Donations	32	834	90	836
Consulting project costs	963	153	1,897	2,786
Acquisition costs	6,026	—	10,892	—
Reorganization severance	697	353	810	1,072
Lease termination and closing costs	948	—	1,539	(2)
Impairment charges	2,115	—	2,115	—
Depreciation and amortization	6,362	4,195	14,734	11,842
Total costs and expenses	119,251	63,016	271,019	191,013
Insurance settlements	72	—	72	—
Operating income (loss)	(13,875)	(2,400)	(16,580)	2,391
Other income (expense), net:
Interest, net of capitalized interest	(24,410)	(342)	(25,223)	(360)
Other	(484)	(43)	(533)	(53)
Income (loss) before income taxes	(38,769)	(2,785)	(42,336)	1,978
Income tax expense (benefit)	2,436	(1,730)	255	595
(Loss) income from continuing operations	(41,205)	(1,055)	(42,591)	1,383
(Loss) income from discontinued operations, net of tax	(25,869)	(721)	(25,645)	2,241
Net income (loss)	$(67,074)	$(1,776)	$(68,236)	$3,624
Net income (loss) per average common share outstanding—basic
Income (loss) from continuing operations	$(1.49)	$(0.05)	$(1.87)	$0.06
Income (loss) from discontinued operations	(0.94)	(0.03)	(1.13)	0.10
Net income (loss)	$(2.43)	$(0.08)	$(3.00)	$0.17
Net income (loss) per average common share outstanding—diluted
Income (loss) from continuing operations	$(1.49)	$(0.05)	$(1.87)	$0.06
Income (loss) from discontinued operations	(0.94)	(0.03)	(1.13)	0.10
Net income (loss)	$(2.43)	$(0.08)	$(3.00)	$0.16
Weighted-average number of common shares outstanding:
Basic	27,634	21,103	22,776	21,962
Diluted	27,634	21,103	22,776	22,180

(1)
Beginning in fiscal 2018, we changed to a fiscal quarter calendar where each quarter contains 13 weeks, other than in a 53-week year where the last quarter of the year will contain 14 weeks. Previously, the first three quarters of our fiscal year consisted of 12 weeks each and the fourth quarter consisted of 16 weeks or 17 weeks in a 53-week year. The third quarter ended September 25, 2018 contained 13 weeks, the quarter ended September 5, 2017 contained 12 weeks, the first three quarters ended September 25, 2018 contained 39 weeks and the first three quarters ended September 5, 2017 contained 36 weeks. See Note 1, Business and Basis of Presentation in the notes to our consolidated financial statements included in our quarterly report on Form 10-Q for the quarter ended September 25, 2018.

See accompanying notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) — Unaudited

	13 Weeks Ended(2)	12 Weeks Ended(2)	39 Weeks Ended(2)	36 Weeks Ended(2)
(Amounts in thousands)	September 25, 2018	September 5, 2017	September 25, 2018	September 5, 2017
Net income (loss)	$(67,074)	$(1,776)	$(68,236)	$3,624
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on cash flow hedge(1)	314	—	314	—
Other comprehensive income (loss), net of tax	314	—	314	—
Comprehensive income (loss)	$(66,760)	$(1,776)	$(67,922)	$3,624

(1)
Change in unrealized gain (loss) on cash flow hedges is presented net of tax expense of $0.1 million for the 13 and 39 weeks ended September 25, 2018. There was no cash flow hedging activity for the 12 and 36 weeks ended September 5, 2017.

(2)
Beginning in fiscal 2018, we changed to a fiscal quarter calendar where each quarter contains 13 weeks, other than in a 53-week year where the last quarter of the year will contain 14 weeks. Previously, the first three quarters of our fiscal year consisted of 12 weeks each and the fourth quarter consisted of 16 weeks or 17 weeks in a 53-week year. The third quarter ended September 25, 2018 contained 13 weeks, the quarter ended September 5, 2017 contained 12 weeks, the first three quarters ended September 25, 2018 contained 39 weeks and the first three quarters ended September 5, 2017 contained 36 weeks. See Note 1, Business and Basis of Presentation in the notes to our consolidated financial statements included in our quarterly report on Form 10-Q for the quarter ended September 25, 2018.

See accompanying notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity — Unaudited

	Common Stock
(In thousands, except share data)	Shares	Par Value	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated other Comprehensive Income	Total
Balance at December 26, 2017	20,309,341	$24	$147,503	$(67,823)	$109,383	$—	$189,087
Cumulative effect adjustment (Note 1)	—	—	—	—	299	—	299
Balance at December 27, 2017	20,309,341	24	147,503	(67,823)	109,682	—	189,386
Net loss	—	—	—	—	(68,236)	—	(68,236)
Other comprehensive income, net of tax	—	—	—	—	—	314	314
Share-based compensation costs	—	—	3,079	—	—	—	3,079
Issuance of common stock through public offering, net of fees and issuance costs	12,937,500	13	97,198	—	—	—	97,211
Stock option exercises	4,000	—	52	—	—	—	52
Shares issued under stock compensation plan, net of shares withheld for tax effects	69,923	—	(176)	—	—	—	(176)
Balance at September 25, 2018	33,320,764	$37	$247,656	$(67,823)	$41,446	$314	$221,630
See accompanying notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows—Unaudited
໿

	39 Weeks Ended(1)	36 Weeks Ended(1)
(Amounts in thousands)	September 25, 2018	September 5, 2017
Cash flows from operating activities:
Net income (loss)	$(68,236)	$3,624
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,770	14,987
Loss on disposal of restaurant property	444	29
Loss on Sullivan's sale	23,620	—
Loss on extinguishment of debt	18,266	—
Amortization of debt issuance costs	238	3
Share based compensation	3,079	1,974
Impairment charges	2,199	—
Deferred income taxes	2,445	(1,016)
Amortization of deferred lease incentives	(872)	(573)
Changes in operating assets and liabilities:
Inventory	(2,812)	(245)
Lease incentives receivable	4,009	—
Prepaid expenses and other assets	859	5,485
Insurance settlement	72	828
Accounts payable	10,628	(5,210)
Income taxes	23	1,048
Deferred rent obligations	6,798	295
Deferred revenue	(5,680)	(6,465)
Other liabilities	(4,684)	(5,072)
Net cash (used) provided by operating activities	8,166	9,692
Cash flows from investing activities:
Insurance settlement for property and equipment	—	644
Purchases of property and equipment	(63,679)	(26,503)
Purchase of Barteca, net of cash acquired	(325,194)	—
Proceeds from Sullivan's sale, net	29,894	—
Other investing activities	(1,561)	41
Net cash used in investing activities	(360,540)	(25,818)
Cash flows from financing activities:
Payments on borrowings	(168,965)	(13,000)
Proceeds from borrowings	445,014	49,750
Payment of debt issuance costs	(21,460)	—
Principal payments of capital and financing lease obligations	(182)	—
Proceeds from loan against deferred compensation investments	1,526	3,545
Payments on loan against deferred compensation investments	(896)	(132)
Proceeds from sale of common stock, net of issuance costs	97,211	—
Purchases of treasury stock	—	(38,687)
Cash tax payment for share-based awards	(176)	(183)
Proceeds from exercise of stock options	52	652
Net cash provided by financing activities	352,124	1,945
Less; Net change in cash and cash equivalents from discontinued operations	(41)	—
Net change in cash and cash equivalents	(209)	(14,181)
Cash and cash equivalents at beginning of period	4,594	14,622
Cash and cash equivalents at end of period	$4,344	$441
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,559	$70
Income taxes	$1,091	$406
Non cash investing and financing activities:
Capital expenditures included in accounts payable at end of period	$6,085	$1,610
Tenant improvement allowance receivables	$7,954	$—
Capital lease	$887	$—
Cumulative effect adjustment	$299	$—

(1)
Beginning in fiscal 2018, we changed to a fiscal quarter calendar where each quarter contains 13 weeks, other than in a 53-week year where the last quarter of the year will contain 14 weeks. Previously, the first three quarters of our fiscal year consisted of 12 weeks each and the fourth quarter consisted of 16 weeks or 17 weeks in a 53-week year. The third quarter ended September 25, 2018 contained 13 weeks, the quarter ended September 5, 2017 contained 12 weeks, the first three quarters ended September 25, 2018 contained 39 weeks and the first three quarters ended September 5, 2017 contained 36 weeks. See Note 1, Business and Basis of Presentation in the notes to our consolidated financial statements included in our quarterly report on Form 10-Q for the quarter ended September 25, 2018.

See accompanying notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited
໿
1. Business and Basis of Presentation
As of September 25, 2018, Del Frisco’s Restaurant Group, Inc. ("we," "us," "our," “Del Frisco’s” or the “Company”) owned and operated 70 restaurants under the concept names of Del Frisco’s Double Eagle Steakhouse (“Double Eagle”), Barcelona Wine Bar (“Barcelona”), bartaco, and Del Frisco’s Grille (“Grille”). Of the 70 restaurants we operated at the end of the period covered by this report, there were 15 Double Eagle restaurants, 15 Barcelona restaurants, 18 bartaco restaurants, and 22 Grille restaurants in operation in 17 states and the District of Columbia.
Recent Developments
On June 27, 2018 (“Acquisition Date”), we completed the acquisition of all outstanding interests in Barteca Holdings, LLC ("Barteca Acquisition"), a Delaware limited liability company, and its subsidiaries (“Barteca”) for total cash consideration of $331.2 million, which represents a purchase price of $325 million plus customary adjustments including payments for cash remaining in the business.
In connection with the completion of the Barteca Acquisition, we entered into a new credit agreement that provides for (i) senior secured term loans in an aggregate principal amount of $390.0 million (“Term Loan B”) and (ii) senior secured revolving credit commitments in an aggregate principal amount of $50.0 million (“Revolving Loan,” and, collectively with the term loans, the “2018 Credit Facility”). See Note 7, Long-Term Debt in the notes to our condensed consolidated financial statements for information regarding our credit facility.
On August 1, 2018, we entered into an underwriting agreement with certain underwriters with respect to (i) the sale by the Company of 11,250,000 shares of the Company’s common stock, par value $0.001 per share, to the underwriters and (ii) the grant by the Company to the underwriters of an option (the “Option”) to purchase up to 1,687,500 additional shares of the Company’s common stock (together, the “Shares”). The sale of the Shares, including the exercise in full of the Option, closed on August 6, 2018. The total proceeds of $97.8 million from the public offering of common stock were used to repay a portion of Term Loan B. See Note 7, Long-Term Debt in the notes to our condensed consolidated financial statements.
On August 27, 2018 we amended (the “First Amendment”) Term Loan B (“Amended Term Loan B”). The First Amendment amends the 2018 Credit Facility, to, among other things, provide the Company with additional term loans (“Additional Term Loans”) in an aggregate principal amount of $18.0 million. The First Amendment also amended the 2018 Credit Facility to increase the interest rate applicable to the Additional Term Loans and the existing term loans outstanding under the 2018 Credit Facility to, at our option, a rate per annum equal to either a LIBOR or a base rate, plus an applicable margin, which is equal to 6.00% for LIBOR rate loans and 5.00% for base rate loans. See Note 7, Long-Term Debt in the notes to our condensed consolidated financial statements for information regarding our amended credit facility.
On September 21, 2018, we sold all of the outstanding equity interests in our Sullivan’s Steakhouse business (“Sullivan’s") to Sullivan’s Holding LLC, a Delaware limited liability company and affiliate of Romano’s Macaroni Grill, for the total gross proceeds of approximately $32 million, subject to customary adjustments for inventory and cash. See Note 3, Dispositions in the notes to our condensed consolidated financial statements for information regarding discontinued operations.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the 13 and 39 weeks ended September 25, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 2018. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2017 filed with the SEC on March 27, 2018 (the “2017 10-K”).
The results of Sullivan's operations have been presented as discontinued operations for all periods presented and the related assets and liabilities as of December 26, 2017 were reclassified as held for sale. See Note 3 Dispositions in the notes to our condensed consolidated financial statements for information regarding discontinued operations.
We operate on a 52- or 53-week fiscal year ending the last Tuesday in December. Beginning in fiscal 2018, we changed to a fiscal quarter calendar where each quarter contains 13 weeks, other than in a 53-week year where the last quarter of the year will contain

14 weeks. Previously, the first three quarters of our fiscal year consisted of 12 weeks each and the fourth quarter consisted of 16 weeks or 17 weeks in a 53-week year. The fiscal quarter ended September 25, 2018 contained 13 weeks and the quarter ended September 5, 2017 contained 12 weeks and are referred to herein as the third quarter of 2018 and the third quarter of 2017, respectively. The first three quarters ended September 25, 2018 contained 39 weeks and the first three quarters ended September 5, 2017 contained 36 weeks and are referred to herein as the first three quarters of 2018 and the first three quarters of 2017, respectively. Fiscal 2018 will be a 52-week fiscal year as was fiscal 2017. We believe that a reporting basis comprised of four equal 13-week quarters is a more typical reporting format comparable to most companies in the restaurant industry and is easier to understand for our investors.
As a result of the change in our calendar, our third quarter 2018, which began on June 27, 2018, had 91 days of activity, 7 more days than our third quarter 2017, which began on June 14, 2017 and had 84 days of activity. While our 2017 and 2018 full fiscal years will have the same number of days, our 2018 first quarter had 7 additional days, our 2018 second quarter had 7 additional days, and our 2018 fourth quarter will have 21 fewer days than the corresponding periods in 2017. As a result, our first three quarters of 2018 had 21 more days than our first three quarters of 2017.

We have not restated and do not plan to restate previously filed 2017 quarterly financial statements prepared in accordance with GAAP because no information other than revenues, including certain recurring expense items, such as costs of sales, restaurant operating expenses, marketing and advertising cost, pre-opening costs, general and administrative costs and depreciation and amortization, and cash flow, necessary to restate operations are available on a daily or weekly basis. Because we rely on this information in the preparation of our financial statements, the unavailability thereof made restating our financial statements in accordance with GAAP impracticable. Accordingly, the corresponding first, second and third quarter 2017 historical operating results are not comparable to our first and third quarter 2018 results.
If we used our revised quarterly reporting period in the prior year, excluding amounts for Barcelona and bartaco, which were purchased during the third quarter in 2018 and Sullivan's business, which was sold during the third quarter of 2018, revenues would have been $65.9 million and $210.3 million, during the 13 weeks period ended September 26, 2017 and the 39 weeks period ended September 26, 2017, respectively.
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
Except for our accounting policies impacted by our adoption of Topic 606, and business combination as a result of the Barteca Acquisition, there have been no material changes to the significant accounting policies from what was previously reported in the 2017 10-K.
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU 2014-09”) – Revenue from Contracts with Customers, and issued subsequent amendments to the initial guidance to provide additional clarification on specific topics (“Topic 606”). Topic 606 provides a comprehensive revenue recognition model requiring companies to recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company adopted Topic 606 as of December 27, 2017 by applying the cumulative effect transition method. Based on our evaluation of our revenue streams, the Company has determined that there was not a material impact as of the date of adoption between the new revenue standard and how we previously recognized revenue, and therefore the adoption did not have a material effect on our consolidated financial statements. The primary item affected by the adoption of Topic 606 was the deferred revenue from our loyalty program. While we do not anticipate changes to this revenue stream to be material, as stated above, we do expect to recognize income from this revenue stream earlier than it was previously recognized under the prior guidance, by bifurcating the performance obligations associated with our loyalty program. As a result of adopting Topic 606, the cumulative effect to our retained earnings was approximately $0.3 million, net of tax effect. For other revenue streams, there was no material change in the timing of revenue recognition as our accounting policies under the prior guidance was materially consistent with Topic 606.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) ("ASU 2016-18") – Restricted Cash, which outlines that a statement of cash flows explains the change during the period in total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 was effective for public business entities for annual periods, including interim periods within those annual periods, that began after December 15, 2017, and early application was permitted. An entity should apply ASU 2016-18 using a retrospective transition method to each period presented. We adopted ASU 2016-18 beginning in fiscal 2018. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) ("ASU 2017-09") – Scope of Modification Accounting, which provides clarity and reduces complexity when an entity has changes to the terms or conditions of a share-based payment award, and when an entity should apply modification accounting. The amendments in this update are effective for financial statements issued for annual periods that began after December 15, 2017, including interim periods within those annual periods, and early adoption was permitted for interim or annual periods. The amendments in ASU 2017-09 should be applied prospectively to awards modified on or after the adoption date. We adopted ASU 2017-09 beginning in fiscal 2018. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) (“ASU 2017-12”) – Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 is intended to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity's risk management activities by better aligning the entity's financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. We early adopted ASU 2017-12 on June 27, 2018 (Adoption Date). ASU 2017-12 requires that certain provisions be applied on a modified retrospective basis upon adoption, which results in a cumulative catch-up adjustment to the opening balance of accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year of adoption, which is January 1, 2018 (Application Date). Given that no outstanding hedge existed at the Application Date, no provisions elected by us will result in a cumulative effect adjustment to retained earnings. Consequently, the adoption did not have a material impact on our Consolidated Financial Statements and related disclosures. See Note 6 Derivative Instruments for disclosures on our derivative instrument and hedging activities.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. The main amendments in ASU 2016-02 require recognition on the balance sheet of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. We anticipate implementing the standard by taking advantage of the practical expedient option, which permits companies to not apply ASU 2016-02 in the comparative periods in our consolidated financial statements in the fiscal year of adoption. At the time of adoption, the discounted minimum remaining rental payments of operating leases will be the starting point for determining the right-of-use asset and lease liability. We had operating leases with remaining rental payments of approximately $476.6 million at the end of third quarter in 2018. We expect that adoption of ASU 2016-02 will have a material impact on our consolidated balance sheets due to recognition of the right-of-use asset and lease liability related to our current operating leases. In preparation for the adoption of the new guidance, we are in the process of implementing controls and key system changes to enable the preparation of financial information. The process of evaluating the full impact of the new guidance on our consolidated financial statements and disclosures is ongoing, however we anticipate the evaluation of the impact will be completed in fiscal 2018.
2. Acquisitions
On the Acquisition Date, we completed the acquisition of all outstanding interests in Barteca for total cash consideration of $331.2 million, which represents a purchase price of $325 million plus customary adjustments including payments for cash remaining in the business. Barteca, now referred to as Del Frisco’s Emerging Brands (“Emerging Brands”) within our organizational structure, owns and operates two restaurant concepts: Barcelona and bartaco. Emerging Brands’ two restaurant concepts are innovative, with a unique vibe, food, drinks and design. Barcelona serves as a neighborhood Spanish tapas bar with an ever-changing selection of tapas, using both local and seasonal ingredients as well as specialties from Spain and the Mediterranean. Barcelona has a superior Spanish wine program and an award winning selection of wines, with 15 locations in 7 states and the District of Columbia. bartaco combines fresh, upscale street food with a coastal vibe in a relaxed environment and is inspired by a healthy, outdoor lifestyle. bartaco has 18 locations across 10 states.

The following table summarizes the preliminary fair value of identified assets acquired and liabilities assumed at the Acquisition Date:

As of
(Amounts in thousands)	June 27, 2018
Purchase price	$331,199

Allocation of purchase price
Cash and cash equivalents	6,006
Accounts receivable	3,311
Inventory	2,068
Prepaid expenses and other assets	3,740
Leasehold improvements	34,919
Buildings and improvements	13,441
Furniture, fixtures, and equipment	13,207
Construction in progress	4,340
Other assets	1,421
Intangible assets	185,080
(Unfavorable) leases	(785)
Accounts payable and other liabilities	(15,055)
Financing lease obligations	(11,313)
Deferred taxes	(24,531)
Total fair value of net assets acquired:	215,849
Goodwill	$115,350
Intangible assets acquired primarily include liquor licenses and bartaco and Barcelona trade names. The fair value of the acquired liquor licenses and trade names are $1.1 million and $183.0 million, respectively. Other intangible assets were valued at approximately $0.2 million. Liquor licenses acquired will be amortized over an estimated useful life of each individual license, which is currently estimated to be one year. Trade names represent intangible assets with indefinite life.
As a result of the acquisition, we have recognized approximately $115.4 million of goodwill, of which $46.1 million is deductible for income tax purposes. Goodwill, of which $43.6 million and $71.8 million is attributable to the Barcelona and bartaco reportable segments, respectively, represents the excess of the purchase price over the aggregate fair value of net assets acquired and is related to the benefits expected as a result of the acquisition, including sales, development and growth opportunities. We believe that Emerging Brands’ innovative concepts are highly complementary and will provide Del Frisco’s portfolio with significant growth and development opportunities, enabling us to capture market share in the experiential dining segment, while mitigating the effects of seasonality and the risk of economic downturns to our restaurant portfolio.
The purchase accounting is incomplete and our estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date). The primary area of the purchase price allocation that is not yet finalized relates to deferred taxes.
Pro Forma Results of Operations (unaudited)
The following pro forma results of operations for the 13 weeks ended September 25, 2018 and the 12 weeks ended September 5, 2017 as well as the 39 weeks ended September 25, 2018 and the 36 weeks ended September 5, 2017, have been prepared as though the business acquisition occurred as of the beginning of the earliest period presented. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

	13 Weeks Ended	12 Weeks Ended	39 Weeks Ended	36 Weeks Ended
(Amounts in thousands)	September 25, 2018	September 5, 2017	September 25, 2018	September 5, 2017
Revenues	$105,304	$96,392	$322,585	$290,859
Net loss	(36,018)	(3,872)	(56,433)	(20,069)
Net loss per average common share
Basic	$(1.30)	$(0.18)	$(2.48)	$(0.91)
Diluted	$(1.30)	$(0.18)	$(2.48)	$(0.91)
The above pro forma information includes Emerging Brands’ actual revenues and net income of $39.9 million and $3.8 million, respectively, contributed post acquisition for the 13 and 39 weeks ended September 25, 2018. The Company incurred acquisition costs and wrote off deferred financing costs related to the transaction and debt amendment of $5.9 million and $18.3 million, respectively, for the 13 weeks ended September 25, 2018. The combined companies incurred acquisition costs and wrote off deferred financing charges related to the transaction of $10.2 million and $18.3 million, respectively, for the 39 weeks ended September 25, 2018. These charges are reflected in pro forma net income for the 36 weeks ended September 5, 2017. Pro forma revenues exclude Sullivan’s for each period presented as these amounts are reflected as discontinued operations in the Condensed Consolidated Statements of Operations. See Note 3, Dispositions in the notes to our condensed consolidated financial statements for information regarding discontinued operations.
3. Dispositions
On September 21, 2018, we sold all of the outstanding equity interests in our Sullivan’s Steakhouse business to Sullivan’s Holding LLC, a Delaware limited liability company and affiliate of Romano’s Macaroni Grill for the total gross proceeds of approximately $32 million, subject to customary adjustments for inventory and cash.
The results of Sullivan’s operations have been reflected as discontinued operations for all periods presented, and the related assets and liabilities as of December 26, 2017 were reclassified as held for sale. Sullivan’s Steakhouse had been previously disclosed as a separate reportable segment. Disposition costs related to the sale of Sullivan’s were approximately $2.0 million. These costs are reported in discontinued operations as they represent a cost directly related to the disposal and were included within the loss from sale of discontinued operations before income tax presented below.

	13 Weeks Ended	12 Weeks Ended	39 Weeks Ended	36 Weeks Ended
(Amounts in thousands)	September 25, 2018	September 5, 2017	September 25, 2018	September 5, 2017
Revenues	$11,000	$12,728	$41,280	$46,130
Costs and expenses:
Cost of sales	3,533	3,910	12,889	13,935
Restaurant operating expenses	6,270	7,181	21,336	24,149
Marketing and advertising costs	272	393	1,092	1,145
General and administrative costs	268	275	1,323	1,026
Disposition costs	119	—	188	—
Lease termination and closing costs	90	2	888	542
Impairment charges	—	—	84	—
Depreciation and amortization	866	979	2,969	3,145
Total costs and expenses	11,418	12,740	40,769	43,942
Insurance recovery	—	234	—	582
Operating income (loss)	(418)	222	511	2,770
Other income (expense)	—	(3)	—	(3)
Income (Loss) from discontinued operation before income taxes	(418)	219	511	2,767
Loss from sale of discontinued operations before income tax	(23,620)	—	(23,620)	—
Income tax expense	1,831	941	2,536	526
Loss (income) from discontinued operations	$(25,869)	$(722)	$(25,645)	$2,241
The carrying amounts of major classes of assets and liabilities that were classified as held for sale in the December 26, 2017 Condensed Consolidated Balance Sheet were as follows:

As of
(Amounts in thousands)	December 26, 2017
Cash and cash equivalents	$41
Inventory	2,490
Prepaid expenses and other assets	497
Current assets held for sale	$3,028
Property and equipment, net	22,038
Goodwill	18,313
Intangible assets, net	16,716
Other assets	1
Noncurrent assets held for sale	$57,068

Accrued payroll	312
Current portion of deferred rent obligations	263
Current liabilities held for sale	$575
Deferred rent obligations	3,664
Deferred income taxes, net	4,983
Noncurrent liabilities held for sale	$8,647
Cash flows from Sullivan’s discontinued operations are included in the accompanying Condensed Consolidated Statements of Cash Flows. The significant cash flow items from the Sullivan’s divestiture for the 39 weeks ended September 25, 2018 and for the 36 weeks ended September 5, 2017 were as follows:

	39 Weeks Ended	36 Weeks Ended
(Amounts in thousands)	September 25, 2018	September 5, 2017
Depreciation and amortization	$2,969	$3,145
Capital expenditures	579	6,829

4. Earnings (loss) Per Share
Basic earnings (loss) per share (“EPS”) data is computed based on the weighted average number of shares of common stock outstanding during the periods. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. We incurred a net loss for the 13 weeks ended September 25, 2018 and for the 12 weeks ended September 5, 2017 and therefore, diluted shares outstanding equaled basic shares outstanding. We incurred a net loss for the 39 weeks ended September 25, 2018, and therefore, diluted shares outstanding equaled basic shares outstanding. The computation of diluted earnings per share excluded 683,000 antidilutive stock options, restricted stock units and performance stock units for the 36 weeks ended September 5, 2017.
The following table details our basic and diluted earnings per common share calculation:໿

	13 Weeks Ended	12 Weeks Ended	39 Weeks Ended	36 Weeks Ended
(Amounts in thousands, except per share data)	September 25, 2018	September 5, 2017	September 25, 2018	September 5, 2017
Net income (loss)	$(67,074)	$(1,776)	$(68,236)	$3,624
Shares:
Weighted-average common shares outstanding—basic	27,634	21,103	22,776	21,962
Effect of dilutive shares	—	—	—	218
Weighted-average common shares outstanding—diluted	27,634	21,103	22,776	22,180

Earnings (loss) per share—basic	$(2.43)	$(0.08)	$(3.00)	$0.17
Earnings (loss) per share—diluted	$(2.43)	$(0.08)	$(3.00)	$0.16

5. Stock-Based Employee Compensation
2012 Long-Term Equity Incentive Plan
On July 16, 2012, we adopted the Del Frisco’s Restaurant Group, Inc. 2012 Long-Term Equity Incentive Plan (the “2012 Plan”), which allows us to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for us. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Equity-based awards vest or become exercisable at various periods ranging from one to four years from the date of grant. The 2012 Plan has 2,232,800 shares of common stock authorized for issuance under the plan. There were 537,800 shares of common stock issuable upon exercise of outstanding options and 806,975 restricted shares, restricted stock units and performance stock units outstanding at September 25, 2018 with 585,569 shares of common stock available for future grants.
The following table details our total share-based compensation cost, as well as where the costs were expensed:

	13 Weeks Ended	12 Weeks Ended	39 Weeks Ended	36 Weeks Ended
(Amounts in thousands)	September 25, 2018	September 5, 2017	September 25, 2018	September 5, 2017
Restaurant operating expenses	$5	$47	$69	$181
General and administrative costs	976	601	3,010	1,793
Total stock compensation cost	$981	$648	$3,079	$1,974
Restricted Stock, Restricted Stock Units, and Performance Stock Units
The following table summarizes restricted stock, restricted stock unit, and performance stock unit activity:

	39 Weeks Ended September 25, 2018
	Shares (000's)	Weighted average grant date fair value	Aggregate intrinsic value ($000's)
Outstanding at beginning of period	498	$13.90
Granted	448	14.42
Vested	(81)	17.59
Forfeited	(58)	16.17
Outstanding at end of period	807	$13.66	$6,900
As of September 25, 2018, there was $6.6 million of total unrecognized compensation cost related to non-vested restricted stock, restricted stock units, and performance stock units. This cost is expected to be recognized over a period of approximately 2.0 years.
Stock Options
The following table summarizes stock option activity:

	39 Weeks Ended September 25, 2018
	Shares (000's)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value ($000's)
Outstanding at beginning of period	589	$18.53
Exercised	(4)	13.00
Forfeited	(47)	19.15
Outstanding at end of period	538	$18.51	4.6 years	$—
Options exercisable at end of period	538	$18.51	4.6 years	$—
A summary of changes in and the status of non-vested stock options is presented below:

	39 Weeks Ended
	September 25, 2018
	Shares (000's)	Weighted average grant-date fair value
Non-vested stock options at beginning of period	7	$8.93
Vested	—	—
Forfeited	(7)	8.93
Non-vested stock options at end of period	—	$—
As of September 25, 2018, all stock options were vested, accordingly all compensation costs related to vested stock options were recognized.
6. Derivative Financial Instruments
As of September 25, 2018, we have entered into one derivative instrument designated as a cash flow hedge for risk management purposes. The derivative instrument is used to mitigate our exposure to interest rate fluctuations.
Interest Rate Cap
During fiscal 2018, we entered into an interest rate cap with a notional value of $200.0 million and 3.00% per annum strike rate to hedge the variability of the monthly 1-month LIBOR interest payments on a portion of our Term Loan B. The hedged monthly interest payments began on July 31, 2018 and end on the expiration of the interest rate cap on June 30, 2022. Any variability in the 1-month LIBOR interest payment on the Term Loan Facility beyond 3.00% per annum are offset by the net proceeds received upon exercising the interest rate cap. The interest rate cap was designated as a cash flow hedge at inception.
The hedge effectiveness for the designated interest rate cap is based on the changes in the interest rate cap’s intrinsic value. Accordingly, we will exclude all the change in the time value of the interest rate cap from the assessment. The excluded component will be amortized over the life of the derivative instrument and recognized in Interest, net of capitalized interest in the Consolidated Statements of Operations. The amount of gains that are reported in accumulated other comprehensive income at the reporting date that are expected to be reclassified into earnings within the next 12 months is $0.5 million.
Credit Risk
We are exposed to credit risk of the counterparty with which we entered into the derivative. This is the risk of the counterparty’s non-performance pursuant to the derivative contract. The risk will continue to exist as long as the derivative is in an asset position, creating a liability for the counterparty. However, the risk is deemed to be minimal as the counterparty has investment grade credit ratings. We will monitor the counterparty’s credit ratings and our market position with the counterparty on an ongoing basis. The interest rate cap does not contain any credit-risk related contingent features.
Quantitative Disclosures on Derivative Instruments
The following tables present the required quantitative disclosures for our derivative instrument, including its estimated fair values (all estimated using Level 2 inputs) and their financial statement presentation for the fiscal quarters ended September 25, 2018 and September 5, 2017, respectively.
Derivative instruments recorded at fair value in our unaudited condensed consolidated balance sheets as of September 25, 2018 and December 26, 2017, respectively, consisted of the following:

	Derivative Assets
(Amounts in thousands)	September 25, 2018		December 26, 2017
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap	Other current assets	$2,262	Other current assets	$—
Total derivatives designated as hedging instruments		$2,262		$—
The effect of cash flow hedges on accumulated other comprehensive income for the 13 weeks ended September 25, 2018 and the 12 weeks ended September 5, 2017 was as follows (Amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized In Accumulated Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified From Accumulated Other Comprehensive Income into Income
	13 Weeks Ended	12 Weeks Ended		13 Weeks Ended	12 Weeks Ended
	September 25, 2018*	September 5, 2017		September 25, 2018	September 5, 2017
Interest rate cap	$314	$—	Interest, net of capitalized interest	$122	$—
*The portion of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income related to the component excluded from the assessment of effectiveness is $0.3 million.
The effect of cash flow hedges on accumulated other comprehensive income for the 39 weeks ended September 25, 2018 and the 36 weeks ended September 5, 2017, was as follows (Amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized In Accumulated Other Comprehensive Income on Derivative		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified From Accumulated Other Comprehensive Income into Income
	39 Weeks Ended	36 Weeks Ended		39 Weeks Ended	36 Weeks Ended
	September 25, 2018*	September 5, 2017		September 25, 2018	September 5, 2017
Interest rate cap	$314	$—	Interest, net of capitalized interest	$122	$—
*The portion of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income related to the component excluded from the assessment of effectiveness is $0.3 million.
The effect of cash flow hedges on Consolidated Statements of Operations for the 13 weeks ended September 25, 2018 and the 12 weeks ended September 5, 2017, was as follows:

Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	13 Weeks Ended	12 Weeks Ended
(Amounts in thousands)	September 25, 2018	September 5, 2017
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of cash flow hedges are recorded	Interest, net of capitalized interest
Gain or (loss) on cash flow hedging relationships
Interest Rate Cap:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$—	$—
Amount excluded from effectiveness testing using an amortization approach(1)	(122)	—
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	—	—

(1)	The portion of the amount of gain reclassified from accumulated other comprehensive income to income includes $0.1 million related to the amortization of the excluded component.
The effect of cash flow hedges on Consolidated Statements of Operations for the 39 weeks ended September 25, 2018 and the 36 weeks ended September 5, 2017, was as follows:

Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	39 Weeks Ended	36 Weeks Ended
(Amounts in thousands)	September 25, 2018	September 5, 2017
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of cash flow hedges are recorded	Interest, net of capitalized interest
Gain or (loss) on cash flow hedging relationships
Interest Rate Cap:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$—	$—
Amount excluded from effectiveness testing using an amortization approach(1)	(122)	—
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	—	—

(1)	The portion of the amount of loss reclassified from accumulated other comprehensive income to income includes $0.1 million related to the amortization of the excluded component.
7. Long-Term Indebtedness
Credit Facilities
On October 15, 2012, we entered into a credit facility that, as of the last amendment on October 20, 2017, provided for an unsecured credit facility with a maximum credit commitment of $50.0 million, (the "2012 Credit Facility"). Borrowings under the 2012 Credit Facility bore interest, at our option, based on (i) LIBOR plus 1.50% or (ii) the prime rate as defined in the credit facility. We are required to pay a commitment fee equal to 0.25% per annum on the available but unused credit facility. The 2012 Credit Facility was guaranteed by certain of our subsidiaries. The 2012 Credit Facility contained various financial covenants, including a maximum ratio of total indebtedness to EBITDA and minimum fixed charge coverage, both as defined in the credit agreement governing the credit facility. The 2012 Credit Facility also contained covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates.
On June 27, 2018, in connection with the completion of the Barteca Acquisition, we entered into a new credit agreement that provides for (i) a seven year senior secured term loan Term Loan B in aggregate principal amount of $390.0 million bearing interest per annum equal to either a LIBOR or ABR rate, plus an applicable margin, which is equal to 4.75% per annum for LIBOR loans and 3.75% for ABR loans, with the option to maintain or convert base rate loans to LIBOR loans and (ii) five year senior secured revolving credit commitments ("Revolving Loan") in an aggregate principal amount of $50.0 million with the ability to increase the facility by up to an additional $25.0 million with unpaid amounts bearing interest at 3.50% per annum for LIBOR loans and 2.50% per annum for ABR loans. Similar to the term loan, base rate loans may be maintained or converted to LIBOR loans. Rates may be subject to adjustment by reference to the consolidated total leverage ratio, (collectively with the term loans, the "2018 Credit Facility"). Part of the proceeds from the term loans were used to retire the 2012 Credit Facility.
On August 6, 2018, we received $97.8 million of proceeds from a public offering of common stock that were used to repay a portion of the $390.0 million of the Term Loan B pursuant to an existing prepayment option.
On August 27, 2018 we amended ("The First Amendment") Term Loan B ("Amended Term Loan B"). The First Amendment amends the 2018 Credit Facility, to, among other things, completely re-syndicate the Amended Term Loan B and provide the Company with additional term loans ("Additional Term Loans") in an aggregate principal amount of $18.0 million. We incurred a loss of $18.3 million for the write-off of deferred financing costs related to the original Term Loan B, which is included in interest expense in our Consolidated Statements of Operations. The First Amendment also amended the 2018 Credit Facility to increase the interest rate applicable to the Additional Term Loans and the existing term loans outstanding under the 2018 Credit Facility to, at our option, a rate per annum equal to either a LIBOR or ABR rate, plus an applicable margin, which is equal to 6.00% for LIBOR loans and 5.00% for ABR loans.
As of September 25, 2018, no amounts under the Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $1.6 million). As of December 26, 2017, $21.5 million under the 2012 Credit Facility Revolving Loan, was outstanding (excluding amounts reserved for letters of credit in the amount of $1.5 million). The Revolving Loan unpaid amounts bear interest at 3.50% per annum for LIBOR loans and 2.50% per annum for ABR loans. As of September 25, 2018, the

Revolving Loan unused commitment fee was 0.50%. The principal amount of the Revolving Loan is due and payable on June 27, 2023.
As of September 25, 2018, $310.2 million was outstanding under the Amended Term Loan B. Interest on the Term Loan B accrues at a rate per annum equal to either a LIBOR rate or a base rate, plus an applicable margin, which is equal to 6.00% for LIBOR loans and 5.00% for base rate loans. The Interest Rate Cap Agreement, which has a notional value of $200.0 million and 3.00% per annum strike rate to hedge the variability of the monthly 1-month LIBOR interest payments on a portion of our Term Loan B, mitigates the risk of an increase in the LIBOR rate in effect on the Amended Term Loan B. See Note 6, Derivative Financial Instruments for further discussion. As of September 25, 2018, the applicable interest rate on the Amended Term Loan B was 8.24%. The Amended Term Loan B is payable in equal quarterly installments of $0.8 million. The outstanding principal of the Amended Term Loan B is due and payable on June 27, 2025.
Amounts outstanding under the 2018 Credit Facility are guaranteed by Del Frisco's and certain of the subsidiaries of Del Frisco’s (collectively, the "Loan Parties"). The 2018 Credit Facility is secured by a first priority security interest in substantially all of the assets of the Loan Parties. The 2018 Credit Facility agreement contains certain representations, warranties and affirmative covenants and financial covenants, including a maximum ratio of total indebtedness to EBITDAR, as defined in the credit agreement governing the credit facility. The total indebtedness to EBITDAR calculation is applicable only when we are over 25% drawn on the Revolver at the end of the reporting period and doesn’t take effect until two full quarters after the Transaction Date.  As of September 25, 2018, no amounts under the Revolving Loan were outstanding. In addition, the 2018 Credit Facility agreement contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates.
Loan Against the Investments in Deferred Compensation Plan
On July 12, 2017, we executed an agreement to borrow against the investments in our deferred compensation plan to pay out funds due to plan participants instead of using operating cash flows. The loan does not have an expiration date or defined payment terms, and accrues interest at a rate of 1%, net of the 3% that is earned by the investments being loaned against. As of September 25, 2018 and December 26, 2017 there was $3.6 million and $3.0 million of outstanding borrowings on this loan, respectively.
Long-Term Indebtedness Summary
As of September 25, 2018 and December 26, 2017, long-term debt consisted of the following:

	As of
(Amounts in thousands)	September 25, 2018	December 26, 2017
Amended Term Loan B	$310,193	$—
Revolving Loan (2012 Credit Facility)	—	21,500
Loan Against the Investments in Deferred Compensation Plan	3,607	2,977
Net discount	(12,470)	—
Deferred financing costs	(1,025)	—
Long-term debt	300,305	24,477
Less current portion	(3,100)	—
Total long-term debt, net	$297,205	$24,477
8. Financing Lease Obligations
The Company evaluates arrangements for which it is involved in the construction of leased restaurant space to determine whether build-to-suit accounting criteria have been met. When arrangements meet such criteria, the Company is the deemed owner of the construction project, which is generally limited to the leased restaurant space and build-out thereof. The Company capitalizes the related construction costs and recognizes a financing lease obligation for the construction costs incurred by the landlord when it is the deemed owner of the project. When a construction project for which the Company is the deemed owner is complete, the Company is required under applicable accounting guidance to determine whether it can remove the capitalized construction costs incurred by the landlord and the corresponding financing lease obligation from its consolidated balance sheet by applying sale-leaseback accounting criteria.
If the sale-leaseback criteria is met, the Company would derecognize the capitalized construction costs incurred by the landlord as well as the corresponding financing lease obligation, and would apply operating lease accounting unless the lease qualified for capital lease classification. When the sale-leaseback criteria is not met due to a form of prohibited continuing involvement such as the Company not being reimbursed by the landlord for certain construction costs, the Company accounts for the transaction as a financing lease and as if it were the legal owner of the completed construction project, which is included in the Consolidated Balance Sheets as buildings and improvements within property and equipment. For such transactions, the Company depreciates the capitalized asset and accretes the related financing lease obligation using the effective interest method. Depreciation on these assets and interest on the related financing lease obligations are recognized in depreciation and amortization and interest expense, respectively, in the Company's Consolidated Statements of Operations. The Company recognizes the lease payments in such transactions as a reduction of the accreted balance of the respective financing lease. The Company determined that certain arrangements did not meet the accounting criteria for sale-leaseback accounting due to the Company's continuing involvement post-construction.
Future minimum payments due under financing lease and capital lease obligations for existing restaurants and commitments for restaurants whose development had not yet commenced as of September 25, 2018 were as follows:

As of
(Amounts in thousands)	September 25, 2018
2018	$360
2019	1,818
2020	1,919
2021	1,967
2022	1,998
Thereafter	8,657
Total minimum lease payments	$16,719
Less imputed interest	(4,550)
Present value of future lease commitments	12,169
Less current maturities	(1,706)
Obligations under capital and financing leases, net of current maturities	$10,463
9. Accumulated Other Comprehensive Income

Changes in the composition of Accumulated Other Comprehensive Income (“AOCI”) during the first three quarters ended September 25, 2018 were as follows:

(Amounts in thousands)	Net Unrealized Gains (Losses) Related to Derivatives	Accumulated Other Comprehensive Income
Balance at December 26, 2017	$—	$—
Net change in fair value of derivatives, net of tax	227	227
Amounts reclassified to earnings of cash flow hedges, net of tax	87	87
Balance at September 25, 2018	$314	$314
10. Income Taxes
The Tax Cuts and Jobs Act (the "TCJA") was enacted in December 2017. The TCJA reduced the U.S. federal corporate tax rate from 35% to 21%, among other provisions. GAAP requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. The provisional impact of the TCJA for the year ended December 26, 2017 was $4.6 million. The TCJA may be subject to technical amendments, as well as interpretations and implementing of regulations by the Department of Treasury and Internal Revenue Service, any of which could increase or decrease one or more impacts of the legislation. As such, we may record additional provisional amounts or adjustments to provisional amounts during the measurement period ending no later than December 2018. As of September 25, 2018, we have not changed the provisional estimates recognized in 2017.
The effective income tax rate for continued operations for the13 weeks ended September 25, 2018 was a negative 6.3%, compared to 62.1% for the 12 weeks ended September 5, 2017. The effective income tax rate for the 39 weeks ended September 25, 2018 was negative 0.6%, compared to 30.1% for the 36 weeks ended September 5, 2017. For the 13 and 39 weeks ended September 25, 2018, the factors that cause the effective tax rates to vary from the federal statutory rate of 21% were primarily the valuation allowance established during the third quarter of 2018 and the effect of certain permanent differences. transaction costs incurred for the Barteca Acquisition, and the impact of FICA tip and other credits. For the 12 and 36 weeks ended September 5, 2017, the factors causing the effective tax rates to vary from the federal statutory rate of 35% include the impact of the FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses.
The Company assesses the available positive and negative evidence at each balance sheet date to determine whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. The purpose of this analysis is to assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets and in making this determination, we consider all available positive and negative evidence and make certain assumptions. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the applicable carryback or carryforward periods. To the extent we generate sufficient taxable income in the future to fully utilize the tax benefits of the net deferred tax assets on which a valuation allowance was recorded; our effective tax rate may decrease as the valuation allowance is reversed. During the 13 weeks ended September 25, 2018, the Company entered a three year cumulative loss position and established a valuation allowance of $20.8 million against deferred tax assets. Approximately $1.8 million of this valuation allowance was recorded against deferred tax assets established with the acquisition of Barteca, resulting in a corresponding increase to recorded goodwill. See Note 2 Acquisitions for information regarding deferred tax assets established with the acquisition of Barteca. Approximately $14.3 million and $4.7 million of this valuation allowance was recorded in continuing operations and discontinued operations, respectively.
11. Fair Value Measurement
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

Fair Value of Debt and Other Financial Instruments
Debt is recorded at carrying value. The fair value of long-term debt is based on market prices that generally are observable for similar liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement. The estimated fair value of debt (including current portion) is $298.8 million and $24.5 million and the carrying amount is $300.3 million and $24.5 million as of September 25, 2018 and December 26, 2017, respectively.
At September 25, 2018, the carrying values of other financial instruments such as cash and cash equivalents, receivables and accounts payable approximate fair value due to their short-term nature.
Recurring Fair Value Measurements

The following table presents our financial assets and liabilities measured at fair value on a recurring basis at September 25, 2018 and December 26, 2017, respectively:

	Fair Value Measurements
(Amounts in thousands)	Level	September 25, 2018		December 26, 2017
Financial assets (liabilities):		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Deferred compensation plan investments (included in Other assets)	2	$15,006	$15,006	$14,643	$14,643
Deferred compensation plan liabilities (included in Other liabilities)	2	(10,405)	(10,405)	(11,326)	(11,326)
Interest rate cap agreement assets (included in Other current assets)	2	2,262	2,262	—	—
There were no transfers among levels within the fair-value hierarchy during the first three quarters of fiscal 2018 and fiscal 2017.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•
The measurement of the fair value of derivative assets and liabilities is based on market prices that generally are observable for similar assets and liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement. Derivative assets and liabilities that have maturity dates equal to or less than twelve months from the balance sheet date are included in prepaid and other current assets and other accrued liabilities, respectively. Derivative assets and liabilities that have maturity dates greater than twelve months from the balance sheet date are included in deposits and other assets and other long-term liabilities, respectively. See Note 2 for additional information on our derivative instruments and related Company policies.

Non-recurring Fair Value Measurements
During the third quarter of 2018, we determined that the carrying value of the Chicago Double Eagle location exceeded its estimated future cash flows (level 3), due in part by our determination to close this location during the first quarter of 2019, and recognized a $2.1 million impairment charge.
12. Segment Reporting
We operate the Double Eagle, Barcelona, bartaco, and Grille brands as operating segments. The restaurant concepts operate solely in the U.S. within the full-service dining industry, providing similar products to similar customers. Sales from external customers are derived principally from food and beverage sales, and we do not rely on any major customers as a source of sales. The restaurant concepts also possess similar economic characteristics, resulting in similar long-term expected financial performance characteristics. However, Double Eagle restaurants typically have higher revenues, driven by their larger physical presence and higher average check. The Double Eagle, Barcelona, bartaco, and Grille operating segments have varying operating income and restaurant-level EBITDA margins due to the leveraging of higher revenues on certain fixed operating costs such as management labor, rent, utilities, and building maintenance.
The following tables present information about reportable segments:

	13 Weeks Ended September 25, 2018
(Amounts in thousands)	Double Eagle	Barcelona	bartaco	Grille	Corporate	Consolidated
Revenues	$38,112	$17,210	$22,663	$27,319	$—	$105,304
Restaurant-level EBITDA	5,906	3,924	6,296	2,462	—	18,588
Capital expenditures	13,563	2,468	5,315	6,534	(243)	27,637
Property and equipment, gross	148,122	31,906	41,785	129,390	3,752	354,955

	12 Weeks Ended September 5, 2017
(Amounts in thousands)	Double Eagle	Barcelona	bartaco	Grille	Corporate	Consolidated
Revenues	$34,738	$—	$—	$25,878	$—	$60,616
Restaurant-level EBITDA	7,066	—	—	2,395	—	9,461
Capital expenditures	3,012	—	—	2,326	262	5,600
Property and equipment, gross	125,937	—	—	127,090	2,828	255,855

	39 Weeks Ended September 25, 2018
(Amounts in thousands)	Double Eagle	Barcelona	bartaco	Grille	Corporate	Consolidated
Revenues	$125,536	$17,210	$22,663	$88,958	$—	$254,367
Restaurant-level EBITDA	28,083	3,924	6,296	10,843	—	49,146
Capital expenditures	41,769	2,468	5,315	14,688	(492)	63,748
Property and equipment, gross	148,122	31,906	41,785	129,390	3,752	354,955

	36 Weeks Ended September 5, 2017
(Amounts in thousands)	Double Eagle	Barcelona	bartaco	Grille	Corporate	Consolidated
Revenues	$114,692	$—	$—	$78,712	$—	$193,404
Restaurant-level EBITDA	28,861	—	—	10,193	—	39,054
Capital expenditures	10,075	—	—	10,678	402	21,155
Property and equipment, gross	125,937	—	—	127,090	2,828	255,855
In addition to using consolidated results in evaluating our performance and allocating our resources, our chief operating decision maker uses restaurant-level EBITDA, which is not a measure defined by GAAP at both the segment and consolidated level. At the consolidated level, this non-GAAP operating measure is useful to both management and investors because it represents one means of gauging the overall profitability of our recurring and controllable core restaurant operations. This measure is not, however, indicative of our overall results, nor does restaurant-level profit accrue directly to the benefit of stockholders, primarily due to the exclusion of corporate-level expenses. Restaurant-level EBITDA on a consolidated basis should not be considered a substitute for, or superior to, operating income loss, which is calculated in accordance with GAAP, and the reconciliations to operating income set forth below should be carefully evaluated.
We define restaurant-level EBITDA as operating income before pre-opening costs, general and administrative costs, donations, consulting project costs, acquisition costs, reorganization severance costs, lease termination and closing costs, depreciation and amortization, impairment charges, and insurance settlements. Pre-opening costs are excluded because they vary in timing and magnitude and are not related to the health of ongoing operations. General and administrative costs are only included in our consolidated financial results as they are generally not specifically identifiable to individual operating segments as these costs relate to supporting all of our restaurant operations and the extension of our concepts into new markets. Donations, consulting project costs, acquisition and disposition costs and reorganization severance costs are excluded because they are not related to the health of ongoing operations. Lease termination and closing costs, depreciation and amortization, impairment charges, and insurance settlements are excluded because they are not ongoing controllable cash expenses, and they are not related to the health of ongoing operations. Property and equipment is the only balance sheet measure used by our chief operating decision maker in allocating resources.

The following table reconciles operating income (loss) to restaurant-level EBITDA:

	13 Weeks Ended	12 Weeks Ended	39 Weeks Ended	36 Weeks Ended
(Amounts in thousands)	September 25, 2018	September 5, 2017	September 25, 2018	September 5, 2017
Operating income (loss)	$(13,875)	$(2,400)	$(16,580)	$2,391
Pre-opening costs	3,559	25	6,108	2,032
General and administrative costs	11,833	6,301	27,613	18,097
Donations	32	834	90	836
Consulting project costs	963	153	1,897	2,786
Acquisition costs	6,026	—	10,892	—
Reorganization severance	697	353	810	1,072
Lease termination and closing costs	948	—	1,539	(2)
Depreciation and amortization	6,362	4,195	14,734	11,842
Impairment charges	2,115	—	2,115	—
Insurance settlements	(72)	—	(72)	—
Restaurant-level EBITDA	$18,588	$9,461	$49,146	$39,054
13. Commitments and Contingencies
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
At September 25, 2018 and December 26, 2017, we had outstanding letters of credit of $1.6 million and $1.5 million, respectively, which were drawn on our 2018 Credit Facility and 2012 Credit Facility, respectively (see Note 7, Long-Term Indebtedness). The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our consolidated financial position and results of operations. This information should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial data included elsewhere in this Quarterly Report. The following information should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2017 Annual Report. Unless the context otherwise indicates, all references to “we,” “our,” “us,” “Del Frisco’s”or the “Company” refer to Del Frisco’s Restaurant Group, Inc. and its subsidiaries.
Overview
Del Frisco’s develops, owns and operates four contemporary and complementary restaurants: Del Frisco’s Double Eagle Steakhouse (“Double Eagle”), Barcelona Wine Bar (“Barcelona”), bartaco, and Del Frisco’s Grille (“Grille”). As of the end of the period covered by this report, we operated 70 restaurants in 17 states and the District of Columbia. Of the 70 restaurants we operated at the end of the period covered by this report, there were 15 Double Eagle restaurants, 15 Barcelona restaurants, 18 bartaco restaurants, and 22 Grille restaurants.
Our Growth Strategies and Outlook. Our growth model is comprised of the following three primary drivers:

•
Disciplined Growth. Our long term target is to grow annual revenues through a combination of annual restaurant growth and comparable restaurant sales growth. We believe that there are significant opportunities to grow our concepts in both existing and new markets, where we believe we can generate attractive unit-level economics, which we view as the most significant driver of future growth. Our real estate process includes partnering with a third party master broker to source potential sites against a set of clear criteria for each brand, working with a third-party spatial analytics company, who have developed a model to determine the most attractive locations for each of our brands and a predictive sales model for specific sites, and a Real Estate Committee, consisting of members of the Board of Directors (the “Board”) and senior management, which visits, assesses and approves each site. While we do not believe it is possible to guarantee every site will meet its expected returns, we expect these processes to increase the probability of a site meeting its financial return on investment hurdles. We believe our concepts’ complementary market positioning and ability to coexist in the same markets, coupled with our flexible unit models and robust site assessment and approval processes, will allow us to expand each of our concepts into a greater number of locations. We will also continue to pursue opportunities to increase the sales at our existing restaurants through menu innovation, relevant and impactful marketing initiatives and loyalty programs, growing private dining and continued focus on enhancing the guest experience.

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

Our long term target is to grow the Double Eagle, Barcelona and bartaco Brands by opening new restaurants. We expect to open no Grilles in 2019 or 2020 as we evaluate the performance of 2018 openings which incorporate learnings from our 2017 consulting project. In the first three quarters of 2018, we closed Austin, Texas and Chicago, Illinois Sullivan's and River Oaks, Texas, Little Rock, Arkansas and Stamford, Connecticut Grille restaurants. We also determined to close Asheville, North Carolina and Homewood, Alabama bartaco locations in the forth quarter of 2018, and Chicago, Illinois Double Eagle location during the first quarter of 2019. It generally takes 9 to 12 months after the signing of a lease or the closing of a purchase to complete construction and open a new restaurant. Additional time is sometimes required to obtain certain government approvals, permits and licenses, such as liquor licenses.
Performance Indicators. We use the following key metrics in evaluating the performance of our restaurants:

•
Comparable Restaurant Sales Growth. We consider a restaurant to be comparable during the first full fiscal quarter following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 58 and 29 restaurants at September 25, 2018 and September 5, 2017, respectively.

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

•
Customer Counts. Customer counts for Double Eagle and Grille are measured by the number of entrées ordered at our restaurants over a given time period. Barcelona and bartaco customer counts are measured by the number of customers counted in the dining room or on the patio over a given time period.

•
Restaurant-Level EBITDA and Restaurant-Level EBITDA Margin. Restaurant-level EBITDA represents Adjusted EBITDA before general and administrative costs. Adjusted EBITDA represents operating income (loss) before depreciation and amortization, plus the sum of certain non-operating expenses, including pre-opening costs, donations, lease termination costs, acquisition costs, consulting project costs, reorganization severance, impairment charges and insurance settlements. Restaurant-level EBITDA margin is the ratio of Restaurant-level EBITDA to revenues. These non-GAAP operating measures are useful to both management and investors because they represent one means of gauging the overall profitability of our recurring and controllable core restaurant operations for each segment, and all segments at a consolidated level. These measures are not, however, indicative of our overall results, nor does restaurant-level profit accrue directly to the benefit of stockholders, primarily due to the exclusion of corporate-level expenses. See Note 12, Segment Reporting, in the notes to our consolidated financial statements for a reconciliation of restaurant-level EBITDA to operating income at a consolidated level.

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
Recent Events
On June 27, 2018 (“Acquisition Date”), we completed the acquisition of all outstanding interests in Barteca Holdings, LLC ("Barteca Acquisition"), a Delaware limited liability company, and its subsidiaries (“Barteca”) for total cash consideration of $331.2 million, which represents a purchase price of $325 million plus customary adjustments including payments for cash remaining in the business.
In connection with the completion of the Barteca Acquisition, we entered into a new credit agreement that provides for (i) senior secured term loans in an aggregate principal amount of $390.0 million (“Term Loan B”) and (ii) senior secured revolving credit commitments in an aggregate principal amount of $50.0 million (“Revolving Loan,” and, collectively with the term loans, the “2018 Credit Facility”). See Note 7, Long-Term Debt in the notes to our condensed consolidated financial statements for information regarding our credit facility.
On August 1, 2018, we entered into an underwriting agreement with certain underwriters with respect to (i) the sale by the Company of 11,250,000 shares of the Company’s common stock, par value $0.001 per share, to the underwriters and (ii) the grant by the Company to the underwriters of an option (the “Option”) to purchase up to 1,687,500 additional shares of the Company’s common stock (together, the “Shares”). The sale of the Shares, including the exercise in full of the Option, closed on August 6, 2018. The total proceeds of $97.8 million from the public offering of common stock were used to repay a portion of Term Loan B. See Note 7, Long-Term Debt in the notes to our condensed consolidated financial statements.
On August 27, 2018 we amended (“First Amendment”) Term Loan B (“Amended Term Loan B”). The First Amendment amends the 2018 Credit Facility, to, among other things, provide the Company with additional term loans (“Additional Term Loans”) in an aggregate principal amount of $18.0 million. The First Amendment also amended the 2018 Credit Facility to increase the interest rate applicable to the Additional Term Loans and the existing term loans outstanding under the 2018 Credit Facility to, at our option, a rate per annum equal to either a LIBOR or a base rate, plus an applicable margin, which is equal to 6.00% for LIBOR rate loans and 5.00% for base rate loans. See Note 7, Long-Term Debt in the notes to our condensed consolidated financial statements for information regarding our amended credit facility.
On September 21, 2018, we sold all of the outstanding equity interests in our Sullivan’s Steakhouse business (“Sullivan’s) to Sullivan’s Holding LLC, a Delaware limited liability company and affiliate of Romano’s Macaroni Grill, for the total gross proceeds of approximately $32 million, subject to customary adjustments for inventory and cash.
Change in Reporting Periods
We operate on a 52- or 53-week fiscal year ending on the last Tuesday of each December and, beginning in fiscal 2018, we changed to a fiscal quarter calendar where each quarter contains 13 weeks, other than in a 53-week year where the last quarter of the year will contain 14 weeks. Previously, the first three quarters of our fiscal year consisted of 12 weeks each and the fourth quarter consisted of 16 weeks or 17 weeks in a 53-week year. The fiscal quarter ended September 25, 2018 contained 13 weeks and quarter ended September 5, 2017 contained 12 weeks and are referred to herein as the third quarter of 2018 and the third quarter of 2017, respectively. The first three quarters ended September 25, 2018 contained 39 weeks and the first three quarters ended September 5, 2017 contained 36 weeks and are referred to herein as the first three quarters of 2018 and the first three quarters of 2017, respectively. As a result of the change in our calendar, our first three quarters of 2018 had 273 days of activity, 21 more days than our first two quarters of 2017, which had 252 days of activity. We have not restated and do not plan to restate historical results. See Note 1, Business and Basis of Presentation in the notes to our condensed consolidated financial statements.
We estimate the additional operating days in the third quarter of 2018 resulted in $5.8 million of additional consolidated revenues, or $3.7 million and $2.1 million of Double Eagle and Grille revenues, and in the first three quarters of 2018 resulted in $16.5 million of additional consolidated revenues, or $10.3 million and $6.2 million of Double Eagle and Grille revenues, respectively. We discuss the estimated impacts of the additional operating days in more detail below to the extent significant.
Due to the difference in the reporting period between the third quarter of 2018 and the third quarter of 2017, and between the first three quarters of 2018 and the first three quarters of 2017, the Barteca Acquisition, and the Sullivan's sale during the third quarter of fiscal 2018, discussed above, our results of operations for the third quarter of 2018 and the first three quarters of 2018 as presented in accordance with GAAP and set forth below are not comparable to the third quarter of 2017 and the first three quarters of 2017.
Key Financial Definitions
Detailed discussion regarding key financial definitions as they relate to our results of operations can be found in the 2017 10-K.

Results of Operations
The following table shows our operating results (in thousands), as well as our operating results as a percentage of revenues. With the change in our fiscal quarters, as described above, the third quarter of 2018 represents 13 weeks of activity and the third quarter of 2017 represents 12 weeks of activity. Further, the first three quarters of 2018 represent 39 weeks of activity and the first three quarters of 2017 represent 36 weeks of activity.

	13 Weeks Ended		12 Weeks Ended		39 Weeks Ended		36 Weeks Ended
	September 25, 2018		September 5, 2017		September 25, 2018		September 5, 2017
Revenues	$105,304	100.0%	$60,616	100.0%	$254,367	100.0%	$193,404	100.0%
Costs and expenses:
Cost of sales	28,749	27.3	17,731	29.3	71,503	28.1	54,920	28.4
Restaurant operating expenses (excluding depreciation and amortization shown separately below)	56,063	53.2	32,259	53.2	128,618	50.6	96,099	49.7
Marketing and advertising costs	1,904	1.8	1,165	1.9	5,100	2.0	3,331	1.7
Pre-opening costs	3,559	3.4	25	—	6,108	2.4	2,032	1.1
General and administrative costs	11,833	11.2	6,301	10.4	27,613	10.9	18,097	9.4
Donations	32	—	834	1.4	90	—	836	0.4
Consulting project costs	963	0.9	153	0.3	1,897	0.7	2,786	1.4
Acquisition costs	6,026	5.7	—	—	10,892	4.3	—	—
Reorganization severance	697	0.7	353	0.6	810	0.3	1,072	0.6
Lease termination and closing costs	948	0.9	—	—	1,539	0.6	(2)	—
Impairment charges	2,115	2.0	—	—	2,115	0.8	—	—
Depreciation and amortization	6,362	6.0	4,195	6.9	14,734	5.8	11,842	6.1
Total costs and expenses	119,251	113.2	63,016	104.0	271,019	106.5	191,013	98.8
Insurance settlements	72	0.1	—	—	72	—	—	—
Operating income (loss)	(13,875)	(13.2)	(2,400)	(4.0)	(16,580)	(6.5)	2,391	1.2
Other income (expense), net:
Interest, net of capitalized interest	(24,410)	(23.2)	(342)	(0.6)	(25,223)	(9.9)	(360)	(0.2)
Other	(484)	(0.5)	(43)	(0.1)	(533)	(0.2)	(53)	—
Income (loss) before income taxes	(38,769)	(36.8)	(2,785)	(4.6)	(42,336)	(16.6)	1,978	1.0
Income tax expense (benefit)	2,436	2.3	(1,730)	(2.9)	255	0.1	595	0.3
Net (loss) income from continuing operations	(41,205)	(39.1)	(1,055)	(1.7)	(42,591)	(16.7)	1,383	0.7
Income (loss) from discontinued operations, net of tax(1)	(25,869)	(24.6)	(721)	(1.2)	(25,645)	(10.1)	2,241	1.2
Net income (loss)	$(67,074)	(63.7)%	$(1,776)	(2.9)%	$(68,236)	(26.8)%	$3,624	1.9%

(1)
Discontinued operations represent the sale of Sullivan's. See Note 3, Dispositions in the in the notes to our condensed consolidated financial statements for information regarding discontinued operations.

13 Weeks Ended September 25, 2018 Compared to the 12 Weeks Ended September 5, 2017
The following tables show our operating results (in thousands) by segment and on a consolidated basis, as well as our operating results as a percentage of revenues, for the third quarter of 2018 (13 weeks) and 2017 (12 weeks). The tables below include Restaurant-level EBITDA, a non-GAAP measure. See Note 12, Segment Reporting in the notes to our condensed consolidated financial statements for additional information on this metric, including a reconciliation to operating income, the most directly comparable GAAP measure.
໿

	13 Weeks Ended September 25, 2018
	Double Eagle		Barcelona		bartaco		Grille		Consolidated
Revenues	$38,112	100.0%	$17,210	100.0%	$22,663	100.0%	$27,319	100.0%	$105,304	100.0%
Costs and expenses:
Cost of sales	11,519	30.2	4,639	27.0	5,156	22.8	7,435	27.2	28,749	27.3
Restaurant operating expenses:
Labor	10,888	28.6	5,372	31.2	7,329	32.3	9,153	33.5	32,742	31.1
Operating expenses	5,080	13.3	2,356	13.7	2,934	12.9	4,314	15.8	14,684	13.9
Occupancy	3,639	9.5	831	4.8	846	3.7	3,321	12.2	8,637	8.2
Restaurant operating expenses	19,607	51.4	8,559	49.7	11,109	49.0	16,788	61.5	56,063	53.2
Marketing and advertising costs	1,080	2.8	88	0.5	102	0.5	634	2.3	1,904	1.8
Restaurant-level EBITDA	$5,906	15.5%	$3,924	22.8%	$6,296	27.8%	$2,462	9.0%	$18,588	17.7%

Restaurant operating weeks	176		208		233		298		915
Average weekly volume	$217		$83		$97		$92		$115

	12 Weeks Ended September 5, 2017
	Double Eagle		Barcelona		bartaco		Grille		Consolidated
Revenues	$34,738	100.0%	$—	—%	$—	—%	$25,878	100.0%	$60,616	100.0%
Costs and expenses:
Cost of sales	10,813	31.1	—	—	—	—	6,918	26.7	17,731	29.3
Restaurant operating expenses:
Labor	9,482	27.3	—	—	—	—	9,078	35.1	18,560	30.6
Operating expenses	3,967	11.4	—	—	—	—	3,684	14.2	7,651	12.6
Occupancy	2,768	8.0	—	—	—	—	3,280	12.7	6,048	10.0
Restaurant operating expenses	16,217	46.7	—	—	—	—	16,042	62.0	32,259	53.2
Marketing and advertising costs	642	1.8	—	—	—	—	523	2.0	1,165	1.9
Restaurant-level EBITDA	$7,066	20.3%	$—	—%	$—	—%	$2,395	9.3%	$9,461	15.6%

Restaurant operating weeks	153		—		—		285		438
Average weekly volume	$227		$—		$—		$91		$138

Revenues. Consolidated revenues increased $44.7 million, or 73.7%, to $105.3 million in the third quarter of 2018 from $60.6 million in the third quarter of 2017. This increase was primarily due to 477 net additional operating weeks in the third quarter of 2018, driven primarily by the Barteca Acquisition and the change to our fiscal quarter calendar adding one additional reporting week in the third quarter of 2018 compared to the third quarter in 2017, coupled with four new restaurant openings over the past four quarters, including Double Eagle restaurants at Back Bay in Boston, Massachusetts and Atlanta, Georgia, a bartaco restaurant in North Hills, North Carolina, and a Grille restaurant in Westwood, Massachusetts. The additional third quarter of 2018 revenue attributable to the change in reporting calendar was approximately $5.8 million, of which $0.4 million was attributable to the new openings. This increase was partially offset by decreased revenue at our comparable restaurants and the closure of the River Oaks, Texas, Little Rock, Arkansas and Stamford, Connecticut Grille restaurants. Comparable restaurant sales decreased 1.9% for the third quarter of 2018, comprised of a 5.5% decrease in customer counts, partially offset by a 3.6% increase in average check, primarily driven by mix resulting from menu initiatives. Excluding Barcelona and bartaco brands, comparable restaurant sales decreased 1.6% for the third quarter of 2018, comprised of a 7.5% decrease in customer counts, partially offset by a 5.9% increase in average check.
Double Eagle revenues increased $3.4 million, or 9.7%, to $38.1 million in the third quarter of 2018 from $34.7 million in the third quarter of 2017. This increase was primarily due to 23 additional operating weeks in the third quarter of 2018, primarily due to the change to our fiscal quarter calendar, as described above, coupled with the opening of the Back Bay in Boston, Massachusetts and the Atlanta, Georgia Double Eagle restaurants during the third quarter of 2018. The additional third quarter of 2018 revenue attributable to the change in reporting calendar was approximately $3.7 million. This increase was partially offset by a decrease in comparable restaurant sales. Comparable restaurant sales decreased by 2.4%, comprised of a 4.7% decrease in customer counts, partially offset by a 2.3% increase in average check, primarily driven by mix resulting from menu initiatives.
Barcelona revenues were $17.2 million in the third quarter of 2018. Comparable restaurant sales increased by 2.5%, comprised of a 1.0% increase in customer counts and a 1.5% increase in average check.
bartaco revenues were $22.7 million in the third quarter of 2018. We opened the North Hills, North Carolina bartaco restaurant during the third quarter of 2018. Comparable restaurant sales decreased by 7.0%, comprised of a 5.9% decrease in customer counts and a 1.1% decrease in average check.
Grille revenues increased $1.4 million, or 5.6%, to $27.3 million in the third quarter of 2018 from $25.9 million in the third quarter of 2017. This increase was primarily due to 13 additional operating weeks in the third quarter of 2018 as the result of the change to our fiscal quarter calendar, as described above, coupled with the opening of the Grille restaurant in Westwood, Massachusetts during the first quarter of 2018, partially offset by the closure of the Little Rock, Arkansas and Stamford, Connecticut Grille restaurants during the second quarter of 2018 and the closure of the River Oaks, Texas Grille restaurant during the third quarter of 2018. The additional third quarter of 2018 revenue attributable to the change in reporting calendar was approximately $2.1 million. Comparable restaurant sales decreased by 0.4%, comprised of a 9.0% decrease in customer counts, partially offset by a 8.6% increase in average check, primarily driven by mix resulting from menu initiatives.
Cost of Sales. Consolidated cost of sales increased $11.0 million, or 62.1%, to $28.7 million in the third quarter of 2018 from $17.7 million in the third quarter of 2017. This increase was primarily due to net additional 477 operating weeks in the third quarter of 2018 and the Barteca Acquisition, as discussed above. As a percentage of consolidated revenues, consolidated cost of sales decreased to 27.3% during the third quarter of 2018 from 29.3% in the third quarter of 2017, primarily as a result of commodity price reductions, menu management and purchasing savings.
As a percentage of revenues, Double Eagle cost of sales decreased to 30.2% during the third quarter of 2018 from 31.1% in the third quarter of 2017. This decrease in cost of sales, as a percentage of revenues, was primarily due to decreased beef and wine costs, partially offset by increase in seafood and liquor costs.
As a percentage of revenues, Barcelona cost of sales was 27.0% during the third quarter of 2018.
As a percentage of revenues, bartaco cost of sales was 22.8% during the third quarter of 2018.
As a percentage of revenues, Grille cost of sales increased to 27.2% during the third quarter of 2018 from 26.7% in the third quarter of 2017.  This increase in cost of sales, as a percentage of revenues, was primarily due to a menumix shift following the new menu launch in the fourth quarter of 2017.
Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $23.8 million, or 73.8%, to $56.1 million in the third quarter of 2018 from $32.3 million in the third quarter of 2017.  This increase was primarily due to net additional 477 operating weeks in the third quarter of 2018 and the Barteca Acquisition, as discussed above As a percentage of consolidated revenues, consolidated restaurant operating expenses remained at 53.2% in the third quarter of 2018 compared to the third quarter of 2017.

As a percentage of revenues, Double Eagle restaurant operating expenses increased to 51.4% during the third quarter of 2018 from 46.7% during the third quarter of 2017. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher labor and benefits, occupancy and other restaurant operating costs.
As a percentage of revenues, Barcelona restaurant operating expenses were 49.7% during the third quarter of 2018.
As a percentage of revenues, bartaco restaurant operating expenses were 49.0% during the third quarter of 2018.
As a percentage of revenues, Grille restaurant operating expenses decreased to 61.5% during the third quarter of 2018 from 62.0% in the third quarter of 2017. This decrease in restaurant operating expenses, as a percentage of revenues, was primarily due to lower occupancy and labor and benefits costs, partially offset by higher other restaurant operating costs.
Marketing and Advertising Costs. Consolidated marketing and advertising costs increased $0.7 million to $1.9 million in the third quarter of 2018 compared to $1.2 million in the third quarter of 2017. As a percentage of consolidated revenues, consolidated marketing and advertising costs decreased to 1.8% in the third quarter of 2018 from 1.9% in the third quarter of 2017.
As a percentage of revenues, Double Eagle marketing and advertising costs increased to 2.8% during the third quarter of 2018 from 1.8% in the third quarter of 2017. Marketing and advertising costs, as a percentage of revenues increased primarily due to higher digital media and local advertising costs, partially offset by lower printing costs.
As a percentage of revenues, Barcelona marketing and advertising costs were 0.5% during the third quarter of 2018.
As a percentage of revenues, bartaco marketing and advertising costs were 0.5% during the third quarter of 2018.
As a percentage of revenues, Grille marketing and advertising costs increased to 2.3% during the third quarter of 2018 compared to 2.0% in the third quarter of 2017. Marketing and advertising costs, as a percentage of revenues increased primarily due to higher digital media and local advertising costs, partially offset by lower printing costs.
Pre-opening Costs. Pre-opening costs increased $3.5 million to $3.6 million in the third quarter of 2018 from a nominal amount in the third quarter of 2017 due primarily to the timing of new restaurants under construction versus the prior year comparable period. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.
General and Administrative Costs. General and administrative costs increased to $11.8 million in the third quarter of 2018 from $6.3 million in the third quarter of 2017. As a percentage of revenues, general and administrative costs increased to 11.2% in the third quarter of 2018 compared to 10.4% during the third quarter of 2017. This increase was primarily related to the Barteca Acquisition, the additional operating week in the third quarter of 2018 due to our calendar adjustment previously mentioned, and additional compensation costs, including stock-based compensation related to growth in the number of restaurant support center and regional management-level personnel to support recent and anticipated growth. General and administrative costs are expected to continue to increase as a result of costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.
Donations. Donations were minimal during the third quarter of 2018. Donations were $0.8 million during the third quarter of 2017 and were primarily related to donations to the Houston area food bank to support victims affected by Hurricane Harvey near the end of the third quarter of 2017.
Consulting Project Costs. Consulting project costs were $1.0 million in the third quarter of 2018. These costs are primarily related to the Enterprise resource planning system ("ERP"), and we expect these costs to continue during fiscal 2018. Consulting project costs were $0.2 million in the third quarter of 2017 and were primarily related to consumer insight research supporting the Grille restaurants.
Acquisition Costs. Acquisition costs were $6.0 million in the third quarter of 2018. These costs are primarily related to the Barteca Acquisition. We expect these costs to continue during fiscal 2018. No such costs were incurred in the third quarter of 2017.
Reorganization Severance.  Reorganization severance costs were $0.7 million in the third quarter of 2018. These costs are primarily related to the costs associated with replacing certain employees as a part of strategic initiatives effected by our executive leadership team. Reorganization severance costs were $0.4 million in the third quarter of 2017.
Lease Termination and Closing Costs. During the third quarter of 2018, we incurred approximately $0.9 million in charges related to the closure of River Oaks, Texas, Little Rock, Arkansas and Stamford, Connecticut Grille restaurants and lease termination cost related to our old corporate office in Southlake, Texas. No such costs were incurred in the third quarter of 2017.

Impairment Charges. During the third quarter of 2018, we determined that the carrying value of the Chicago Double Eagle location exceeded its estimated future cash flows, due in part by our determination to close this location during the first quarter of 2019, and recognized a $2.1 million impairment charge. No impairment charges were incurred in the third quarter of 2017.
Depreciation and Amortization. Depreciation and amortization increased $2.2 million, or 24.4%, to $6.4 million in the third quarter of 2018 from $4.2 million in the third quarter of 2017. The increase in depreciation and amortization expense was primarily the result of the Barteca Acquisition and change to our fiscal quarter calendar, as previously described, coupled with the new assets related to four restaurants opened in fiscal 2018 and two restaurants opened in fiscal 2017, as well as for existing restaurants that were remodeled during fiscal 2018 and 2017.
Income Tax Expense. The effective income tax rate for the third quarter of 2018 had a negative rate of 6.3% compared to 62.1% for the third quarter of 2017. The factors that cause the effective tax rates to vary from the federal statutory rate of 21% and 35% were primarily as a result of the valuation allowance established during the third quarter of 2018, the change in the federal rate from TCJA, and the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses. See Note 10 Income Taxes to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion on income taxes.
Discontinued Operations. During the third quarter of 2018 we incurred a loss of $25.9 million, net of tax, from discontinued operations, primarily due to the loss on Sullivan's sale of $23.6 million. During the third quarter of 2017 we incurred a loss of $0.7 million, net of tax, from discontinued operations. See Note 3, Dispositions in the notes to our condensed consolidated financial statements for information regarding discontinued operations.

39 Weeks Ended September 25, 2018 Compared to the 36 Weeks Ended September 5, 2017
The following tables show our operating results (in thousands) by segment and on a consolidated basis, as well as our operating results as a percentage of revenues, for the first three quarters of 2018 (39 weeks) and 2017 (36 weeks). The tables below include Restaurant-level EBITDA, a non-GAAP measure. See Note 12, Segment Reporting in the notes to our condensed consolidated financial statements for additional information on this metric, including a reconciliation to operating income, the most directly comparable GAAP measure.

	39 Weeks Ended September 25, 2018
	Double Eagle		Barcelona		bartaco		Grille		Consolidated
Revenues	$125,536	100.0%	$17,210	100.0%	$22,663	100.0%	$88,958	100.0%	$254,367	100.0%
Costs and expenses:
Cost of sales	37,468	29.8	4,639	27.0	5,156	22.8	24,240	27.2	71,503	28.1
Restaurant operating expenses:
Labor	31,239	24.9	5,372	31.2	7,329	32.3	29,165	32.8	73,105	28.7
Operating expenses	14,960	11.9	2,356	13.7	2,934	12.9	12,880	14.5	33,130	13.0
Occupancy	10,792	8.6	831	4.8	846	3.7	9,914	11.1	22,383	8.8
Restaurant operating expenses	56,991	45.4	8,559	49.7	11,109	49.0	51,959	58.4	128,618	50.6
Marketing and advertising costs	2,994	2.4	88	0.5	102	0.5	1,916	2.2	5,100	2.0
Restaurant-level EBITDA	$28,083	22.4%	$3,924	22.8%	$6,296	27.8%	$10,843	12.2%	$49,146	19.3%

Restaurant operating weeks	514		208		233		934		1,889
Average weekly volume	$244		$83		$97		$95		$135

	36 Weeks Ended September 5, 2017
	Double Eagle		Barcelona		bartaco		Grille		Consolidated
Revenues	$114,692	100.0%	$—	—%	$—	—%	$78,712	100.0%	$193,404	100.0%
Costs and expenses:
Cost of sales	34,495	30.1	—	—	—	—	20,425	25.9	54,920	28.4
Restaurant operating expenses:
Labor	28,781	25.1	—	—	—	—	26,974	34.3	55,755	28.8
Operating expenses	12,149	10.6	—	—	—	—	10,610	13.5	22,759	11.8
Occupancy	8,448	7.4	—	—	—	—	9,137	11.6	17,585	9.1
Restaurant operating expenses	49,378	43.1	—	—	—	—	46,721	59.4	96,099	49.7
Marketing and advertising costs	1,958	1.7	—	—	—	—	1,373	1.7	3,331	1.7
Restaurant-level EBITDA	$28,861	25.2%	$—	—%	$—	—%	$10,193	12.9%	$39,054	20.2%

Restaurant operating weeks	447		—		—		837		1,284
Average weekly volume	$257		$—		$—		$94		$151

Revenues. Consolidated revenues increased $61.0 million, or 31.5%, to $254.4 million in the first three quarters of 2018 from $193.4 million in the first three quarters of 2017. This increase was primarily due to 605 net additional operating weeks in the first three quarters of 2018, primarily as a result of the Barteca Acquisition and due to the change to our fiscal quarter calendar adding three additional reporting weeks in the first three quarters of 2018 compared to the first three quarters in 2017, coupled with four new restaurant openings over the past four quarters, Double Eagle restaurants at Back Bay in Boston, Massachusetts and Atlanta, Georgia, a bartaco restaurant in North Hills, North Carolina, and a Grille restaurant in Westwood, Massachusetts. The additional first three quarters of 2018 revenue attributable to the change in reporting calendar was approximately $16.5 million, of which $0.9 million was attributable to the new openings. This increase was partially offset by decreased revenue at our comparable restaurants, the closure of Little Rock, Arkansas and Stamford, Connecticut Grille restaurants, and negative impact on comparable restaurants sales in the Northeast due to three severe winter storms during the first quarter of 2018. Comparable restaurant sales decreased 1.2% in the first three quarters of 2018, comprised of a 2.9% decrease in customer counts, partially offset by a 1.7% increase in average check, primarily driven by mix resulting from menu initiatives. Excluding Barcelona and bartaco brands, comparable restaurant sales decreased 1.5% in the first three quarters of 2018, comprised of a 7.1% decrease in customer counts, partially offset by a 5.6% increase in average check.
Double Eagle revenues increased $10.8 million, or 9.5%, to $125.5 million in the first three quarters of 2018 from $114.7 million in the first three quarters of 2017. This increase was primarily due to 67 additional operating weeks in the first three quarters of 2018, primarily due to the change to our fiscal quarter calendar, as described above. The additional first three quarters of 2018 revenue attributable to the change in reporting calendar was approximately $10.3 million. This increase was partially offset by a decrease in comparable restaurant sales primarily as a result of adverse weather during first quarter of 2018, as stated above. Comparable restaurant sales decreased by 2.2%, comprised of a 5.1% decrease in customer counts, partially offset by a 2.9% increase in average check, primarily driven by mix resulting from menu initiatives.
Barcelona revenues were $17.2 million the first three quarters quarter of 2018. Revenues for Barcelona only includes activity for the third quarter of 2018, because the business was acquired during the third quarter of 2018. Comparable restaurant sales increased by 2.3%, comprised of a 5.9% increase in customer counts, partially offset by a  3.6% decrease in average check.
bartaco revenues were $22.7 million the first three quarters quarter of 2018. Revenues for bartaco only includes activity for the third quarter of 2018, because the business was acquired during the third quarter of 2018. We opened the North Hills, North Carolina bartaco restaurant during the third quarter of 2018. Comparable restaurant sales decreased by 3.4%, comprised of a 0.4% decrease in customer counts and a 3.0% decrease in average check.
Grille revenues increased $10.2 million, or 13.0%, to $89.0 million in the first three quarters of 2018 from $78.7 million in the first three quarters of 2017. This increase was primarily due to 97 additional operating weeks in the first three quarters of 2018 as the result of the change to our fiscal quarter calendar, as described above, coupled with the opening of the Grille restaurants in Westwood, Massachusetts during the first quarter of 2018 and at Brookfield Place in New York during the third quarter in 2017, partially offset by closure of Little Rock, Arkansas and Stamford, Connecticut Grille restaurants during second quarter of 2018, and the closure of the River Oaks, Texas Grille restaurant during the third quarter of 2018. The additional first three quarters of 2018 revenue attributable to the change in reporting calendar was approximately $6.2 million. This increase was partially offset by a decrease in comparable restaurant sales primarily as a result of adverse weather during first quarter of 2018. Comparable restaurant sales decreased by 0.4%, comprised of a 8.2% decrease in customer counts, partially offset by a 7.8% increase in average check, primarily driven by mix resulting from menu initiatives.
Cost of Sales. Consolidated cost of sales increased $16.6 million, or 30.2%, to $71.5 million in the first three quarters of 2018 from $54.9 million in the first three quarters of 2017. This increase was primarily due to net additional 605 operating weeks in the first three quarters of 2018 and the Barteca Acquisition, as discussed above. As a percentage of consolidated revenues, consolidated cost of sales decreased to 28.1% during the first three quarters of 2018 from 28.4% in the first three quarters of 2017.
As a percentage of revenues, Double Eagle cost of sales decreased to 29.8% during the first three quarters of 2018 from 30.1% in the first three quarters of 2017. This decrease in cost of sales, as a percentage of revenues, was primarily due to lower beef, wine and liquor costs, partially offset by higher seafood costs.
As a percentage of revenues, Barcelona cost of sales was 27.0% during the first three quarters of 2018.
As a percentage of revenues, bartaco cost of sales was 22.8% during the first three quarters of 2018.
As a percentage of revenues, Grille cost of sales increased to 27.2% for the first three quarters of 2018 from 25.9% in the first three quarters of 2017.  This increase in cost of sales, as a percentage of revenues, was primarily due to menumix shift following the new menu launch in the fourth quarter of 2017.

Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $32.5 million, or 33.8%, to $128.6 million in the first three quarters of 2018 from $96.1 million in the first three quarters of 2017.  This increase was primarily due to net additional 605 operating weeks in the first three quarters of 2018 and the Barteca Acquisition, as discussed above. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 50.6% in the first three quarters of 2018 from 49.7% in the first three quarters of 2017.
As a percentage of revenues, Double Eagle restaurant operating expenses increased to 45.4% during the first three quarters of 2018 from 43.1% during the first three quarters of 2017. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher occupancy and other restaurant operating costs, partially offset by lower labor and benefits costs.
As a percentage of revenues, Barcelona restaurant operating expenses were 49.7% during the first three quarters of 2018.
As a percentage of revenues, bartaco restaurant operating expenses were 49.0% during the first three quarters of 2018.
As a percentage of revenues, Grille restaurant operating expenses decreased to 58.4% during the first three quarters of 2018 from 59.4% in the first three quarters of 2017. This decrease in restaurant operating expenses, as a percentage of revenues, was primarily due to lower labor and benefits and occupancy costs, partially offset by higher other restaurant operating costs.
Marketing and Advertising Costs. Consolidated marketing and advertising costs increased by $1.8 million to $5.1 million in the first three quarters of 2018 compared to $3.3 million in the first three quarters of 2017. As a percentage of consolidated revenues, consolidated marketing and advertising costs increased to 2.0% in the first three quarters of 2018 from 1.7% in the first three quarters of 2017.
As a percentage of revenues, Double Eagle marketing and advertising costs increased to 2.4% during the first three quarters of 2018 from 1.7% in the first three quarters of 2017. Marketing and advertising costs, as a percentage of revenues increased primarily due to higher digital media and local advertising costs, partially offset by lower printing costs.
As a percentage of revenues, Barcelona marketing and advertising costs were 0.5% during the first three quarters of 2018.
As a percentage of revenues, bartaco marketing and advertising costs were 0.5% during the first three quarters of 2018.
As a percentage of revenues, Grille marketing and advertising costs increased to 2.2% during the first three quarters of 2018 compared to 1.7% in the first three quarters of 2017. Marketing and advertising costs, as a percentage of revenues increased primarily due to higher digital media and local advertising costs, partially offset by lower printing costs.
Pre-opening Costs. Pre-opening costs increased $4.1 million to $6.1 million in the first three quarters of 2018 from $2.0 million in the first three quarters of 2017 due primarily to the timing of new restaurants under construction versus the prior year comparable period. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.
General and Administrative Costs. General and administrative costs increased to $27.6 million in the first three quarters of 2018 from $18.1 million in the first three quarters of 2017. As a percentage of revenues, general and administrative costs increased to 10.9% in the first three quarters of 2018 compared to 9.4% during the first three quarters of 2017. This increase was primarily related to the Barteca Acquisition, the additional operating weeks during the first three quarters of 2018 due to our calendar adjustment previously mentioned, and additional compensation costs, including stock-based compensation related to growth in the number of restaurant support center and regional management-level personnel to support recent and anticipated growth. General and administrative costs are expected to continue to increase as a result of costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.
Donations. Donations were $0.1 million during the first three quarters of 2018. Donations were $0.8 million during the first three quarters of 2017 and were primarily related to donations to the Houston area food bank to support victims affected by Hurricane Harvey near the end of the third quarter of 2017.
Consulting Project Costs. Consulting project costs were $1.9 million in the first three quarters of 2018. These costs are primarily related to the ERP, and we expect these costs to continue during fiscal 2018. Consulting project costs were $2.8 million in the first three quarters of 2017 and were primarily related to consumer insight research supporting the Grille restaurants.
Acquisition Costs. Acquisition costs were $10.9 million in the first three quarters of 2018. These costs are primarily related to the Barteca Acquisition . We expect these costs to continue during fiscal 2018. No such costs were incurred in the first three quarters of 2017.

Reorganization Severance. Reorganization severance costs were $0.8 million in the first three quarters of 2018. These costs are primarily related to the costs associated with replacing certain employees as a part of strategic initiatives effected by our executive leadership team. Reorganization severance costs were $1.1 million in the first three quarters of 2017.
Lease Termination and Closing Costs. During the first three quarters of 2018, we incurred approximately $1.5 million in charges related to the closure of the River Oaks, Texas, Little Rock, Arkansas and Stamford, Connecticut Grille restaurants, and lease termination cost related to our old corporate office in Southlake, Texas. No such costs were incurred in the first three quarters of 2017.
Impairment Charges. During the third quarter of 2018, we determined that the carrying value of the Chicago Double Eagle location exceeded its estimated future cash flows, due in part by our determination to close this location during the first quarter of 2019, and recognized a $2.1 million impairment charge. No impairment charges were incurred in the first three quarters of 2017.
Depreciation and Amortization. Depreciation and amortization increased $2.9 million, or 24.4%, to $14.7 million in the first three quarters of 2018 from $11.8 million in the first three quarters of 2017. The increase in depreciation and amortization expense was primarily the result of the Barteca Acquisition and change to our fiscal quarter calendar, as previously described, coupled with the new assets related to four restaurants opened in fiscal 2018 and two restaurants opened in fiscal 2017, as well as for existing restaurants that were remodeled during fiscal 2018 and 2017.
Income Tax Expense. The effective income tax rate for the first three quarters of 2018 had a negative rate of 0.6% compared to 30.1% for the first three quarters of 2017. The factors that cause the effective tax rates to vary from the federal statutory rate of 21% and 35% were primarily as a result of the valuation allowance established during the third quarter of 2018, the change in the federal rate from TCJA, and the impact of FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses. See Note 10 Income Taxes to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion on income taxes.
Discontinued Operations. During the third quarter of 2018 we incurred a loss of $25.6 million, net of tax, from discontinued operations, primarily due to the loss on Sullivan's sale of $23.6 million. During the third quarter of 2017 we had an income of $2.2 million, net of tax, from discontinued operations. See Note 3, Dispositions in the notes to our condensed consolidated financial statements for information regarding discontinued operations.
Liquidity and Capital Resources
Our principal liquidity requirements are our lease obligations and capital expenditure needs. We expect to finance our operations for at least the next several years, including costs of opening currently planned new restaurants, through cash provided by operations, public offerings of securities and borrowings available under our new senior secured revolving credit commitments and loans under our existing credit agreement. However, we cannot be sure that these sources will be sufficient to finance our operations, and we may seek additional financing in the future. As of September 25, 2018, we had cash and cash equivalents of approximately $4.3 million. We also expect to actively monitor the capital markets and, at any given time, may be evaluating opportunities to reduce our leverage, particularly as the result of the Barteca Acquisition.
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
The following table presents a summary of our cash flows (in thousands):
໿

	39 Weeks Ended	36 Weeks Ended
	September 25, 2018	September 5, 2017
Net cash (used in) provided by operating activities	$8,166	$9,692
Net cash used in investing activities	(360,540)	(25,818)
Net cash provided by financing activities	352,124	1,945
Net change in cash and cash equivalents	$(209)	$(14,181)

Operating Activities. Net cash flows used by operating activities decreased by $1.5 million during the first three quarters of 2018 as compared to the first three quarters of 2017, primarily due to a $71.9 million decrease in net income, a $4.6 million decrease in prepaid expenses and other assets, a $2.6 million decrease in inventory, and a $1.0 million decrease in income taxes, and partially offset by a $15.8 million increase in accounts payable, a $6.5 million increase in deferred rent obligations, a $4.0 million increase in lease incentives receivable, a $3.5 million increase in deferred income taxes, and a $0.8 million increase in deferred revenue.
Investing Activities. Net cash used in investing activities for the first three quarters of 2018 was $360.5 million, consisting of $325.2 million related to the Barteca Acquisition and $63.7 million for the purchases of property and equipment primarily related to construction of four Double Eagle restaurants, one Barcelona restaurant, three bartaco restaurants and three Grille restaurants and remodel activity of existing restaurants, partially offset by proceeds of $29.9 million from the sale of Sullivan's business.  Net cash used in investing activities for the first three quarters of 2017 was $25.8 million, consisting of purchases of property and equipment primarily related to construction of one Double Eagle restaurant and one Grille restaurant and remodel activity of existing restaurants.
Financing Activities. Net cash provided by financing activities for the first three quarters of 2018 was $352.1 million, which was primarily due to $445.0 million in proceeds from borrowings and 97.2 million in proceeds from sale of common stock, partially offset by 169.0 million in payments on borrowings and 21.5 million payment of debt issuance costs.  Net cash used in financing activities for the first three quarters of 2017 was $1.9 million, which was primarily due to $38.7 million of treasury stock repurchases and $13.0 million in payments on borrowings, partially offset by $49.8 million in proceeds from borrowings.
Capital Expenditures. We typically target an average cash investment of approximately $7.0 million to $9.0 million per restaurant for a new Double Eagle, $2.0 million to $3.0 million for a new Barcelona and bartaco, and $3.5 million to $4.5 million for a new Grille, in each case net of landlord contributions and equipment financing. These capital expenditures will primarily be funded by cash flows from operations and, if necessary, by the use of our 2018 Credit Facility, depending upon the timing of expenditures.
Credit Facility and Loan on Deferred Compensation Plan.  See Note 7, Long-Term Debt in the notes to our condensed consolidated financial statements for information regarding our credit facility and the loan on our deferred compensation plan.
We believe that net cash provided by operating activities and available borrowings under our credit facility will be sufficient to fund currently anticipated working capital, planned capital expenditures and debt service requirements for the next 24 months. We regularly review acquisitions and other strategic opportunities, which may require additional debt or equity financing.
On June 27, 2018, we completed the acquisition of Barteca Holdings. In connection with the completion of the Barteca Acquisition, we entered into a new credit agreement that provides for (i) senior secured term loans in an aggregate principal amount of $390.0 million (“Term Loan B”) and (ii) senior secured revolving credit commitments in an aggregate principal amount of $50.0 million (“Revolving Loan,” and, collectively with the term loans, the “2018 Credit Facility”). See Note 7, Long-Term Debt in the notes to our condensed consolidated financial statements for information regarding our credit facility.
On August 6, 2018, we received $97.8 million of proceeds from a public offering of common stock that were used to repay a portion of the $390.0 million of the Term Loan B pursuant to an existing prepayment option.
On August 27, 2018 we amended ("The First Amendment") Term Loan B ("Amended Term Loan B"). The First Amendment amends the 2018 Credit Facility, to, among other things, completely re-syndicated the Amended Term Loan B, and provided the Company with additional term loans ("Additional Term Loans") in an aggregate principal amount of $18.0 million. The First Amendment also amended the 2018 Credit Facility to increase the interest rate applicable to the Additional Term Loans and the existing term loans outstanding under the 2018 Credit Facility to, at our option, a rate per annum equal to either a LIBOR or ABR rate, plus an applicable margin, which is equal to 6.00% for LIBOR loans and 5.00% for ABR loans.
Common Stock Repurchase Program. On February 15, 2017, our Board increased the authorized capacity under our existing stock repurchase program, which was initially approved on October 14, 2014, authorizing us to repurchase up to $50 million of our common stock from that date forward. Under this program, we were able from time to time to purchase outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. The Company fully utilized the availability under the repurchase program in November 2017. Over the life of the program, we repurchased 3,630,390 shares of our common stock at an aggregate cost of approximately $57.8 million and an average price per share of $15.93.
Although on February 27, 2018, our Board approved a new $50 million share repurchase program, we have suspended repurchases under this program in order to preserve our liquidity and pursue deleveraging transactions.
Contractual Obligations

The following table summarizes our contractual obligations as of September 25, 2018:

(Amounts in thousands)	Total	2018	2019-2020	2021-2022	2023 and beyond
Operating leases	$476,637	$6,217	$63,434	$65,379	$341,607
Capital and Financing lease obligations(1)	16,718	$360	$3,737	$3,965	$8,656
Long term debt — including current portion(2)	310,193	775	6,200	6,200	297,018
Interest on long-term debt(3)	168,719	6,106	48,633	48,253	65,727
Total	$972,267	$13,458	$122,004	$123,797	$713,008

(1)
Includes all arrangements for capital and financing leases. Includes imputed interest of $4.3 million over the life of financing lease obligations and imputed interest of $0.2 million over the life of capital lease obligation. See Note 8 Financing Lease Obligations to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion on capital and financing lease obligations.

(2)
Payments are shown at principal amount. See Note 7, Long-Term Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion on long-term debt.

(3)
See Note 7, Long-Term Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion on long-term debt. Amounts shown reflect variable interest rates in effect at September 25, 2018.

Off-Balance Sheet Arrangements
At September 25, 2018 and December 26, 2017, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies
Except for our accounting policies impacted by our adoption of Topic 606, and business combination as a result of the Barteca Acquisition, there have been no material changes to the critical accounting policies from what was previously reported in the 2017 10-K. The effects of new accounting pronouncements are discussed in Note 1, Business And Basis Of Presentation in the notes to our condensed consolidated financial statements.
Business Combination
On June 27, 2018, we completed the acquisition of all outstanding interests in Barteca, which was accounted for as business combinations using the acquisition method of accounting.
In accordance with the acquisition method of accounting for business combinations, we allocated the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. Our purchase price allocation methodology contains uncertainties because it requires us to make certain assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities, including, but not limited to, property and equipment, intangible assets, and goodwill. We estimate the fair value of assets and liabilities based upon widely accepted valuation techniques, including discounted cash flows and market multiple analyses depending on the nature of the assets acquired or liabilities assumed. The process for estimating fair values in many cases requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies. We expect to finalize the purchase price allocation as soon as practicable within the measurement period, but not later than one year following the acquisition date. Any adjustments to fair value subsequent to the measurement period are reflected in the consolidated statements of net income and comprehensive income.
The purchase accounting for the Barteca acquisition is incomplete and our estimates and assumptions are subject to change during the measurement period. The primary areas of the purchase price allocations that are not yet finalized relate to deferred taxes.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates. For fixed rate debt, including borrowings against our deferred compensation investments, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings available under our amended credit facility, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. As of September 25, 2018, there was $300.3 million of outstanding borrowings on the Company’s long-term debt. Holding other variables constant, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $10,000 per $1.0 million of outstanding debt under our credit facility, which would have been approximately $3.0 million, less the impact of the hedge over the course of a full fiscal year. See Note 6 Derivative Financial Instruments to our condensed consolidated financial statements included elsewhere in this Quarterly Report for disclosures on our derivative instrument and hedging activities.
We have entered into an interest rate cap to mitigate the impact of LIBOR variability on interest expense for a portion of our variable rate debt. The interest rate cap has been designated as a cash flow hedge. Consequently, the unrealized market value changes of the interest rate cap has been recorded in AOCI and is reclassified to earnings during the period in which the hedged transaction affects earnings. At September 25, 2018, we had an interest rate cap with a notional value of $200.0 million and 3% per annum strike rate to hedge the variability in the monthly 1-month LIBOR interest payments on a portion of our Term Loan B beginning July 31, 2018, through the expiration of the interest rate cap on June 30, 2022. Any variability in the 1-month LIBOR interest payment on the Term Loan B beyond 3% per annum are offset by the net proceeds received upon exercising the interest rate cap.
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
Material Weakness in Internal Control Over Financial Reporting
As disclosed in greater detail in Item 9A, Controls and Procedures in the 2017 10-K, as of December 26, 2017, management identified a control deficiency in our internal control over financial reporting related to the operating effectiveness of our control over the accounting for a non-routine transaction related to a sale leaseback transaction. This control deficiency did not result in a material misstatement within the balance sheet in the consolidated financial statements, but it did create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the control deficiency represented a material weakness in the Company’s internal control over financial reporting and that our internal control over financial reporting was not effective as of December 26, 2017. This material weakness remained as of September 25, 2018.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Remediation
To remediate the material weakness, during our third fiscal quarter ended September 25, 2018, we continued to implement a remediation plan. Under this plan, we are enhancing our processes and internal control documentation around the review of new leases and lease modifications in accordance with ASC 840 and strengthening the supervisory reviews by management of any future non-routine and other complex accounting transactions. Among other things, we engaged a nationally recognized advisory firm to assist in accounting for such transactions.
The sale leaseback transaction was a non-routine transaction. Because we no longer own any real property as a result of the sale leaseback transaction, including at the newly acquired Barteca, and we do not intend to acquire ownership of additional properties, we do not expect to engage in additional sale leaseback transactions in the future.
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
Changes in Internal Control Over Financial Reporting
In addition to the identification, assessment, development and implementation of a remediation plan of the material weakness described above, we implemented new controls relative to our business combination, consolidation, and derivative instruments processes during our third fiscal quarter ended September 25, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below with respect to the acquisition of Barteca and valuation allowance, there have been no material changes from our risk factors as previously reported in our 2017 10-K.
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
In order to finance the Barteca Acquisition we entered into the 2018 Credit Facility, which provides for senior secured term loans in an aggregate principal amount of $390.0 million and senior secured revolving credit commitments in an aggregate principal amount of $50.0 million. The amount and terms of the 2018 Credit Facility could affect our credit rating and our ability to obtain other financing, including through public or institutional markets. While there is no financial maintenance covenant in the term loans under the 2018 Credit Facility, the 2018 Credit Facility includes other customary affirmative and negative covenants. The failure to meet such restrictive covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations and adversely and materially affect our consolidated results of operations and financial condition, as well as adversely affect our liquidity and the value of our shares of common stock. The ability of us and our subsidiaries to comply with such provisions may be affected by events beyond our control. Any material increase in interest expense could possibly have a material impact on our ability to execute our strategies.
To manage interest rate increase risk we have entered into an interest rate cap to mitigate the impact of LIBOR variability on interest expense for a portion of our variable rate debt. The interest rate cap has been designated as a cash flow hedge. At September 25, 2018, we had an interest rate cap with a notional value of $200.0 million and 3% per annum strike rate to hedge the variability in the monthly 1-month LIBOR interest payments on a portion of our Term Loan Facility beginning July 31, 2018, through the expiration of the interest rate cap on June 30, 2022.
On August 6, 2018, we received $97.8 million of proceeds from a public offering of common stock that were used to repay a portion of the $390.0 million of the Term Loan B pursuant to an existing prepayment option.
On August 27, 2018 we amended the Term Loan B. The First Amendment amends the 2018 Credit Facility, to, among other things, completely re-syndicate the Amended Term Loan B, and provide the Company with additional term loans in an aggregate principal amount of $18.0 million. The First Amendment also amended the 2018 Credit Facility to increase the interest rate applicable to the Additional Term Loans and the existing term loans outstanding under the 2018 Credit Facility to, at our option, a rate per annum equal to either a LIBOR or ABR rate, plus an applicable margin, which is equal to 6.00% for LIBOR loans and 5.00% for ABR loans.
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
Uncertainties associated with the Barteca Acquisition may cause the departure of management personnel and other key employees, which could adversely affect the future business and operations of the combined company.
We are dependent upon the experience and industry knowledge of our respective officers and other key employees to execute our respective business plans. The combined company’s success after the Barteca Acquisition will depend in part upon the ability of Del Frisco’s to retain key management personnel and other key employees. Current and prospective employees of Del Frisco’s may experience uncertainty about their future roles with the combined company, which may materially adversely affect the ability of Del Frisco’s to attract and retain key personnel after the acquisition which could adversely impact operations of the combined company.
We have recorded significant valuation allowances on our deferred tax assets, and the recording and release of such allowances may have a material impact on our results of operations and cause fluctuations in our stock price.
The need for a valuation allowance requires an assessment of the available positive and negative evidence at each balance sheet date to determine whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. During the third quarter of 2018, we entered a three year cumulative loss position and established a valuation allowance of $20.8 million against our deferred tax assets.
In the future, we may release the valuation allowance and recognize deferred tax assets depending on achieving profitability. We continue to monitor the likelihood that we will be able to recover our deferred tax assets. There can be no assurance that we will generate profits in future periods enabling us to fully realize our deferred tax assets. The timing of the reversal of such valuation allowance is subject to objective and subjective factors that cannot be readily predicted in advance. The reversal of a previously recorded valuation allowance may have a material impact on our financial results, which may lead to a fluctuation in the price of our stock.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On February 27, 2018, our Board of Directors approved a new $50 million share repurchase program. Under this program, we can from time to time purchase outstanding common stock in the open market at management’s discretion, subject to share price, market conditions and other factors. No repurchase of common stock was made during the third quarter of 2018. In order to preserve our liquidity and pursue deleveraging transactions, we have suspended repurchases under the program.
Item 3.    Defaults Upon  Senior  Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
EXHIBIT INDEX

Exhibit No.	Description	Reference

2.1
Purchase Agreement, by and between Del Frisco’s Restaurant Group, Inc. and Sullivan’s Holdings, LLC, dated as of September 17, 2018 (Incorporated by reference to Exhibit 2.1 to our Form 8-K/A filed September 19, 2018).
#

10.1
Separation Agreement and General Release, by and between Del Frisco’s Restaurant Group, Inc., DFRG Management, LLC and Ray Risley, dated August 20, 2018 (Incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 26, 2018)
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

Del Frisco’s Restaurant Group, Inc.

Date: November 9, 2018	/s/ Norman J. Abdallah
Norman J. Abdallah
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2018	/s/ Neil H. Thomson
Neil H. Thomson
Chief Financial Officer (Principal Financial Officer)