Form 10-K
period 2018-12-25
Del Frisco's Restaurant Group, Inc.
filed 2019-03-11
CIK 1415301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐   Yes     ☒   No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐   Yes     ☒   No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒   Yes     ☐   No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes     ☒  No
As of June 26, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates was approximately $266.0 million.
As of March 6, 2019, 33,358,292 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 25, 2018 are incorporated by reference in Part III of this Annual Report on Form 10-K.

i

FORWARD LOOKING STATEMENTS
Certain statements made or incorporated by reference in this report and our other filings with the Securities and Exchange Commission, in our press releases and in statements made by or with the approval of authorized personnel constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. Forward looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," "should," "could" and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include, but are not limited to, the following:

•	economic conditions (including customer spending patterns);

•	our ability to compete;

•	our ability to implement our growth strategy, including opening new restaurants, operating them profitably and accelerating development of our brands;

•	customer experiences or negative publicity surrounding our restaurants;

•	pricing and deliveries of food and other supplies;

•	changes in consumer tastes and spending patterns;

•	laws and regulations affecting labor and employee benefit costs, including increases in state and federally mandated minimum wages;

•	labor shortages;

•	general financial and credit market conditions;

•	fixed rental payments and the terms of our indebtedness;

•	cyber security customer information;

•	the Barteca Acquisition;

•	valuation allowance; and

•	other factors described in "Item 1A. Risk Factors" included elsewhere in this Annual Report.
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

ii

PART I
Item 1.    Business
We were initially organized as a Delaware limited liability company on June 30, 2006 in connection with the acquisition by our former principal stockholder of Lone Star Steakhouse & Saloon, Inc., which owned the Del Frisco’s and Sullivan’s restaurant concepts. Following the acquisition, the company was restructured to separate certain other Lone Star Steakhouse & Saloon concepts by, among other things, spinning off the subsidiaries that owned and operated those concepts. We converted from a Delaware limited liability company to a Delaware corporation in July 2012 in connection with our initial public offering. Unless the context otherwise indicates, all references to ("we," "us," "our," “Del Frisco’s” or the “Company”) refer to Del Frisco’s Restaurant Group, Inc. and its subsidiaries.
On June 27, 2018, we completed the acquisition (the “Barteca Acquisition”) of Barteca with two restaurant concepts: Barcelona Wine Bar (“Barcelona”) and bartaco. We believe that Barcelona and bartaco are innovative concepts, which are highly complementary and will provide Del Frisco’s portfolio with significant growth and development opportunities, enabling us to capture market share in the experiential dining segment, while mitigating the effects of seasonality and the risk of economic downturns to our restaurant portfolio.
On September 21, 2018, we sold all of the outstanding equity interests in our Sullivan’s Steakhouse business (“Sullivan’s") to Sullivan’s Holding LLC, a Delaware limited liability company and affiliate of Romano’s Macaroni Grill.
Our Company
We develop, own and operate four contemporary and complementary restaurants: Del Frisco’s Double Eagle Steakhouse (“Double Eagle”), Barcelona, bartaco, and Del Frisco’s Grille (“Grille”). We are a leader in the experiential dining segment based on average unit volume (“AUV”) and restaurant-level EBITDA margin. We believe the success of our brands reflect relentless and consistent execution across all aspects of the dining experience, from the formulation of proprietary recipes to the procurement and presentation of high quality menu items and delivery of a positive guest experience that leaves a lasting impression. We currently operate 73 restaurants in 16 states and the District of Columbia. The Double Eagle and Grille are positioned within the fine dining segment and are designed to appeal to both business and local dining customers. Our Double Eagle restaurants are sited in urban locations to target customers seeking a “destination dining” experience, while our Grille restaurants are intended to appeal to a broader demographic, allowing them to be located either in urban areas or in close proximity to affluent residential neighborhoods. The Double Eagle and Grille offer steaks as well as other menu selections, such as chops and fresh seafood. These menu selections are complemented by an extensive, award-winning wine list. Barcelona and bartaco are designed to provide guests with a polished experience by serving seasonal flavorful food with welcoming service in an attractive and lively atmosphere. By offering this experience at an affordable price point, we believe this generates broad appeal across a wide guest demographic. This broad appeal has enabled Barcelona and bartaco to expand to locations in a variety of markets, including urban, tertiary and college towns. We believe our success reflects consistent execution across all aspects of the dining experience, from the formulation of proprietary recipes to the procurement and presentation of high quality menu items and delivery of a positive customer experience.
Del Frisco’s Double Eagle Steakhouse
We believe the Del Frisco’s Double Eagle Steakhouse is one of the premier steakhouse concepts in the United States. The Del Frisco’s Double Eagle brand is defined by its menu, which includes USDA Prime grade, wet-aged and dry-aged steaks hand-cut at the time of order and a range of other high-quality offerings, including wagyu, prime dry-aged lamb, fresh seafood, and signature side dishes and desserts. It is also distinguished by its “swarming service,” whereby customers are served simultaneously by multiple servers. Each restaurant has a sommelier to guide diners through an extensive, award-winning wine list and our bartenders specialize in hand-shaken martinis and crafted cocktails. Del Frisco’s Double Eagle restaurants target customers seeking a full-service, fine dining steakhouse experience. We believe the décor and ambiance, with both contemporary and classic designs, enhance our customers’ experience and differentiate Del Frisco’s Double Eagles from other upscale steakhouse concepts. We currently operate 16 Double Eagle steakhouses in eleven states and the District of Columbia. These restaurants range in size from 11,000 to 24,000 square feet with seating capacity for at least 300 people. Additional Double Eagle openings are planned over the next year, and we anticipate they will range in size from 12,000 to 16,000 square feet. AUVs per Double Eagle for locations open the entire year were $13.6 million for the fiscal year ended December 25, 2018. During the same period, the average check at these Double Eagle locations was $123.

Barcelona Wine Bar
Founded in 1996, Barcelona Wine Bar is a neighborhood Spanish tapas bar that offers simple and elegant small plates and an award-winning wine list. The seasonal, high quality menu combines bold flavors with unique specialties from Spain and the Mediterranean. Barcelona has a superior Spanish wine program and offers an extensive selection of wines from Spain and South America, including over 40 wines by the glass. In 2018, all Barcelona restaurants won Wine Spectator’s “Best Of” Award of Excellence. We design our restaurants with the goal of creating a timeless, sophisticated and vibrant atmosphere. We currently operate 15 locations in seven states and the District of Columbia. Our typical restaurant size is approximately 4,500 square feet.  AUVs per Barcelona for locations open the entire year were $4.5 million for the fiscal year ended December 25, 2018. During the same period, the average check at these Barcelona locations was $34.
bartaco
Inspired by a healthy, outdoor lifestyle, the first bartaco location was opened in 2010. The cuisine pulls from a broad palate of bold, spicy flavors from the Mediterranean, Asia and beyond, while our handcrafted cocktails are made with artisanal spirits and freshly-squeezed juices. We aim to create the comfortable yet energetic atmosphere of a rustic beach shack in our restaurants. The minimalistic décor is light and breezy, featuring reclaimed wood, hand-woven basket lights and painted tiles. In addition, our outdoor patios feature lively bars, fireplaces and inviting seating options. We currently operate 18 locations in ten states. Our typical restaurant size is approximately 4,500 square feet. bartaco combines fresh, upscale street food with a coastal vibe in a relaxed environment. AUVs per bartaco for locations open the entire year were $5.0 million for the fiscal year ended December 25, 2018. During the same period, the average check at these bartaco locations was $23.
Del Frisco’s Grille
We developed the Grille in 2011 to take advantage of the positioning of the Del Frisco’s brand and to provide greater potential for expansion due to its smaller size, lower buildout cost and more diverse menu. The Grille has a refreshing, modern menu that draws inspiration from bold flavors and fresh ingredients. Borrowing from the Del Frisco’s heritage, it appeals broadly to both business and casual diners with the same high quality Double Eagle prime aged steaks, top selling signature menu items and a broad selection of the same quality wines. In addition, the Grille has an extensive menu creating new twists on American comfort classics, including regional flavors and locally sourced ingredients. We believe the ambiance of the concept appeals to a wide range of customers seeking a less formal atmosphere for their dining occasions. Each Grille features a bar that is the centerpiece for a great night out. In 2017, we carried out an in-depth brand analysis with a leading third party consultant to assist us in better understanding the Grille concept’s growth opportunities and target guests. We currently operate 24 Grilles in eleven states and the District of Columbia. AUVs per Grille restaurant for locations open the entire year were $5.3 million for the fiscal year ended December 25, 2018. During the same period, the average check at these Grille locations was $51.
Site Selection and Development
We believe site selection is critical for the potential success of our restaurants. We have partnered with a third party master broker to source potential sites against a set of clear criteria for each Brand. We carefully consider growth opportunities for each of our restaurant concepts and utilize a customized approach for each concept when selecting and prioritizing markets for expansion. We perform comprehensive demographic and customer profile studies to evaluate and rationalize the trade areas and sites within each desired market. We leverage a significant number of sources to produce extensive research and analysis on the dynamics of the local area, the specific attributes of each site considered and the unit economics we believe we can realize. Our evaluation process also includes working with a leading third party spatial analytics company, which has developed a customized model to determine the most attractive locations for each of our Brands and produces a predictive sales scoring package for specific sites. A Real Estate Committee, consisting of members of the Board and senior management, visits, assesses and approves each site against a set of clear criteria.
For the Double Eagle brand, we focus primarily on sites in urban locations that allow us to easily access business clientele and customers seeking a premium dining experience. Many of our Double Eagle restaurants are in marquee locations, including waterfront property, popular shopping districts and active business centers. For our Barcelona and bartaco concepts, we focus on a mix of urban/metropolitan and suburban core locations.  We seek sites that allow us to establish a neighborhood feel where guests come to rely on us as their go to dining destination across multiple dayparts.  Wealthier, more sophisticated college towns have proven to be key target markets.  For our Grille concept, we target sites in high traffic urban and suburban locations in close proximity to affluent residential areas. Our site assessment analysis includes three primary components: customer profiling (demographics, lifestyle segmentation, spend metrics, clustering/density analysis), trade area and site evaluation (physical inspection, competitive benchmarking, analysis of business generators/traffic patterns), and financial modeling (square footage and seat count analysis, predictive sales analytics, margin evaluations, investment cost and return metrics). Understanding our customers is an essential element of our market planning and site selection processes. We have developed a customer profile model for each of our concepts to help guide our development efforts and educate our development partners.

We look for the following minimum criteria in our site trade areas:

Population(a)	Daytime Population(a)	Average HH Income	Priority Age Blocks(b)	Traffic Counts(c)

100,000+	150,000+	$100,000+	35-44; 45-54; 55-64	40,000+

50,000+	100,000+	$100,000+	35-44	30,000+

40,000	67,500	$100,000+	35-44	25,000+

75,000+	100,000+	$75,000+	25-34; 35-44; 45-54	25,000+

(a)Represents the population within a customized target area generally with less than a 20-minute drive time.
(b)Represents the targeted age demographics for a prospective site.
(c)Represents the targeted average daily vehicle traffic for a prospective site.
We expect the size of new Double Eagle restaurants to range from 12,000 to 16,000 square feet, new Barcelona and bartaco restaurants to be approximately 4,500 square feet, and new Grille restaurants to range from 6,500 to 8,000 square feet. For the opening of a new restaurant, we measure our cash investment costs net of landlord contributions and equipment financing and including pre-opening costs. We target average cash investment costs of $8.0 million to $9.0 million for a new Double Eagle, $3.1 million to $3.5 million for a new Barcelona, $2.5 million to $3.0 million for a new bartaco, and $5.0 million to $6.0 million for a new Grille. For our three primary growth brands the Double Eagle, Barcelona and bartaco, we target a cash-on-cash return beginning in the third operating year of at least 40% (excluding pre-opening expense). To achieve these returns, we target restaurant-level EBITDA margins of 24% to 27% for the Double Eagle, 23% to 26% for Barcelona and 24% to 27% for bartaco.
We believe there are opportunities to open eight to twelve new restaurants annually, generally composed of two to three Double Eagle restaurants, two to three Barcelona restaurants and four to six bartaco restaurants. New openings of our Double Eagle, Barcelona and bartaco concepts will serve as the primary driver of new unit growth in the near term. During the fiscal year ending on December 31, 2019, we expect to open one Double Eagle restaurant, two to three Barcelona restaurants and three to four bartaco restaurants. We expect to open no Grilles in 2019 or 2020 as we evaluate the performance of 2018 openings which incorporate lessons learned from our 2017 consulting project. It generally takes 9 to 12 months after the signing of a lease to complete construction and open a new restaurant. Additional time is sometimes required to obtain certain government approvals, permits and licenses, such as liquor licenses.
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

The consistent execution at our restaurants is a result of the extensive training and supervision of our employees. Our general managers are typically required to undergo at least eight to ten weeks of initial training in food quality, customer service, alcohol beverage service, liquor liability avoidance and employee retention programs. Each of our new hourly employees also typically participates in a training program during which the employee works under the close supervision of his or her general manager. Our chefs and their assistants receive extensive training in food quality, food supply management and kitchen maintenance. All of our employees are trained to uphold each concept’s distinct characteristics and our overall values and operating philosophy.
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
Sourcing and Supply Chain
Our ability to ensure a consistent supply of safe, high-quality food and supplies at competitive prices to all our restaurant brands depends on reliable sources of procurement. Our supply chain team along with a third-party consultant source product from approved local, regional and national suppliers. All suppliers must meet our food safety and quality standard requirements. We continually research and evaluate products and supplies to ensure high quality meat, seafood, produce and other menu ingredients. The company purchases beef from two main suppliers: Stock Yards, a division of U.S. Foods, Inc., and Halpern’s, a wholly owned subsidiary of Gordon Foodservice, Inc. In addition, the company has a strong distribution relationship with Distribution Market Advantage, Inc., on a national basis to ensure that our restaurants receive a constant supply of products. Supply chain management negotiates directly with suppliers of meat, seafood, produce and certain other food and beverage products to ensure availability of supply, food safety, consistent quality and freshness.
Our Culinary leadership and supply chain establish strict product specifications for items purchased at the local, regional and national levels. Purchasing at each restaurant is directed primarily by each restaurant’s chef, who is trained in our purchasing philosophy and specifications, and who works with regional and corporate managers to ensure consistent products. Many of our restaurants also have an in-house sommelier responsible for purchasing wines based on customer preferences, market availability and menu content.
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
Quality Assurance
To ensure that all restaurants provide safe, high-quality food in a clean and safe environment, we purchase only products from approved sources that meet or exceed our product specifications and standards. We rely on independent third parties to inspect and evaluate our suppliers and distributors. Suppliers are required to maintain sound manufacturing practices and operate with the comprehensive Hazard Analysis and Critical Control Point (HACCP) food safety programs and risk-based preventative controls adopted by the U.S. Food and Drug Administration. These programs focus on preventing hazards that could cause food-borne illnesses by applying scientifically-based controls to analyze hazards, identify and monitor critical control points, and establish corrective actions when monitoring shows that a critical limit has not been met. Our third-party auditors visit each restaurant regularly throughout the year to review food handling and to provide education and training in food safety and sanitation.
Information Technology and Cybersecurity
To provide industry best guest experience within our brands, Del Frisco’s Restaurant Group leverages enterprise-class technology.  Implemented technologies act as an enabler to assist with executing our strategies. Technologies focus on enabling the business to achieve visibility and to effect improvements in areas of:  financial control, cost management, guest experience and team member effectiveness, in order to drive operational excellence.
Del Frisco’s Restaurant Group maintains internal support through our Restaurant Support Center, based in Irving, Texas, for all restaurant level technologies, for all brands.  Secondary support is regularly provided by the technologies service provider via a service level agreement.  Del Frisco’s Restaurant Group leverages various technologies to help drive operational excellence. In utilizing such tools, the access to near real-time data is essential for in-moment management.  To support restaurant level tools, encrypted data is transmitted throughout the day and night, providing timely information to all levels of the business. Our information is transmitted in a secure method to protect both our data and computing environment. We guard against business interruption by maintaining a disaster recovery plan, which includes storing critical business information via a hybrid strategy which includes on-site, cloud environments, replicated virtual environments, and testing plan. Del Frisco’s Restaurant Group predominantly uses commercially available software and hardware, each supported by enterprise class service providers.
Cybersecurity and data protection remain as an area of focus for Del Frisco’s Restaurant Group.  In 2018, we invested in a company-wide network reengineering initiative.  Firewalls, switches and circuits were all upgraded and redesigned to ensure internal and external systems maintained strict segmentation and policies to safeguard data.  Del Frisco’s performs quarterly scans and reviews intrusion dashboards to proactively determine if data is at risk.  Additionally, Del Frisco’s subscribes to outside services to tokenize credit card transactions and customer data. We remain constantly vigilant of emerging risks and ever-changing compliance requirements to ensure we make strategic investments to protect company, customer and team member data.
Marketing and Advertising
We believe that our commitment to providing quality food, hospitality, service and a high level of value for each price point is an effective approach to attracting customers and maintaining their loyalty. We use a variety of national, regional and local marketing and public relations techniques intended to maintain and build our customer traffic, maintain and enhance our concepts’ images and continually improve and refine our upscale experience. In addition, local restaurant marketing is important to the success of our concepts. For example, each restaurant’s general manager cultivates relationships with local businesses and luxury hotels that drive the restaurant’s business, in particular its private dining business. We also work with a national public relations firm that coordinates local firms in connection with new restaurant openings. The Double Eagle, Barcelona, bartaco and Grille each use specific marketing and advertising initiatives to position the concepts in the applicable segment of our industry, including advertisement placement in magazines, digital advertising and social media targeting the affluent segment of the population.
Competition
The full-service steak industry and general upscale restaurant businesses are highly competitive and fragmented, and the number, size and strength of competitors vary widely by region, especially within the general upscale restaurant segment. We believe restaurant competition is based on quality of food products, customer service, reputation, restaurant décor, location, name recognition and price. Depending on the specific concept, our restaurants compete with a number of restaurants within their markets, both locally-owned restaurants and restaurants that are part of regional or national chains. The principal competitors for our Double Eagle concept are other upscale steakhouses including local independents and chains such as Mastro’s Steakhouse, Fleming’s Prime Steakhouse and Wine Bar, The Capital Grille, Smith & Wollensky, The Palm, Ruth’s Chris Steak House and Morton’s The Steakhouse. The principal competitors for our Barcelona concept are Toro, Jaleo, North Italia, Eureka! and Tupelo Honey Café. The principal competitors for our bartaco concept are Velvet Taco, Tortas Frontera, Superica, Xoco, True Food Kitchen and Sweetgreen. The principal competitors for our Grille concept include other upscale chains such as Hillstone, Seasons 52, Houston’s, Paul Martin’s American Grill and Earl’s Kitchen + Bar. Our concepts also compete with additional restaurants in the broader upscale dining segment.
Seasonality
Our business is subject to seasonal fluctuations comparable to most restaurants. Historically, like other restaurants in our segment, the percentage of our annual revenues earned during the first and fourth fiscal quarters has been typically higher due to holiday traffic, increased gift card purchases and redemptions and increased private dining during the year-end holiday season. In addition, we operate on a 52- or 53-week fiscal year ending the last Tuesday of each December. In fiscal 2018, we changed to a fiscal quarter calendar where each quarter contains 13 weeks, other than in a 53-week year where the last quarter of the year will contain 14 weeks. Prior to fiscal 2018, the first three quarters of our fiscal year consisted of 12 weeks and the fourth quarter consisted of 16 weeks or 17 weeks in a 53-week year. The fiscal years ended December 25, 2018, December 26, 2017 and December 27, 2016, which we refer to as fiscal 2018, fiscal 2017 and fiscal 2016, respectively, had 52 weeks. The following fiscal year that will end on December 31, 2019, which we refer to as fiscal 2019, will also have 53 weeks.
Intellectual Property
We have registered the names Del Frisco’s, Double Eagle Steakhouse, Barcelona Wine Bar, bartaco and Del Frisco’s Grille and have applications pending to register certain other names and logos as trade names, trademarks or service marks with the United States Patent and Trademark Office and in certain foreign countries. We have the exclusive right for use of these trademarks throughout the United States, other than with respect to the following. A third party that operates a single restaurant in Louisville, Kentucky has an exclusive license to use Del Frisco’s name within a 50-mile radius of Louisville, Kentucky. We do not have any right to any future or recurring payments from or have any affirmative payment obligations to the third party and they are responsible for all costs associated with running their respective location, including all commodity and labor costs and any risks related thereto.  In fiscal 2016, we entered into an agreement to obtain and clarify the naming rights in certain counties in Kentucky, Indiana and Ohio related to this unrelated third party for aggregate consideration of $0.6 million. We are also aware of names similar to those of our restaurants used by various third parties in certain limited geographical areas. We believe that our trade names, trademarks and service marks are valuable to the operation of our restaurants and are important to our marketing strategy.
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
Celebrating Life in The Community
A significant part of “Celebrating Life in Restaurants”, from extraordinary events to those everyday moments with friends and family, to supporting our team members' journeys in their celebration of life, comes from our investment to the communities where we are located, to those in need, and to our team members and guests.  We believe quality service extends beyond our restaurants and into the larger community. Our love for what we do fuels our passion for providing support to causes close to our heart.
St. Jude Children’s Research Hospital ®
We are thrilled to partner with St. Jude Children’s Research Hospital®. We believe our national partnership with St. Jude will benefit both organizations and those in the communities in which we have a presence. “Celebrating Life in Restaurants” starts with celebrating life and is intended to ensure children live to see the other side of childhood cancer.
Veteran Roasters
Del Frisco’s Restaurant Group is paying back our veterans in need one cup at a time. We have partnered with Veteran Roasters Cup O’ Joe, a company that serves the bigger cause of ending homelessness and unemployment for veterans, while roasting incredible coffee. Veterans have defended our freedom, and we are thrilled to be able to support those who put their lives on the line for our safety.
CitySquare
CitySquare’s partnership with Del Frisco’s Restaurant Group manifests itself in many ways. CitySquare has been the beneficiary of the DFRG 5K Walk & Run for the past three years. It is a way for DFRG employees to give back and raise community awareness of the issues of poverty in Dallas. Beyond the financial support, leftover collateral including t-shirts, swag bags, and food items go to CitySquare programs to meet ongoing needs. The food is distributed through the Food Pantry and the reusable bags and t-shirts are available for any of the neighbors who are in need. For the last two years, Del Frisco’s Restaurant Group has also sponsored CitySquare’s annual “A Night to Remember” event with proceeds raised to support its mission of feeding the hungry, healing the sick, housing the homeless and renewing hope in the heart of Dallas. DFRG employees have also supported CiySquare by hosting coat drives to prepare for the winter, hiring hospitality graduates at DFRG restaurants, and providing the meal for the annual AmeriCorps Brunch, a celebration of the CitySquare AmeriCorps members who donate their time and skills to fight poverty.
DFRG Employee Support Fund
The DFRG employee support fund was created in 2016 to help our Team Members in times of need when suffering from a catastrophic event in their life resulting in financial hardship.  Financial assistance granted from the DFRG FEED fund is a gift, not a loan and is not required to be paid back.

Employees
As of December 25, 2018, we had approximately 6,595 employees. Many of our hourly employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. None of our employees are covered by a collective bargaining agreement. We believe that we have good relations with our employees.
Executive Officers and Key Employees
The following table sets forth certain information regarding our executive officers and certain of our key employees.

Name	Age	Position
Norman J. Abdallah	56	Chief Executive Officer; Director
Neil Thomson	48	Chief Financial Officer
Brandon C. Coleman	36	President, Del Frisco's Grille
Thomas G. Dritsas	48	Senior Vice President of Culinary & Corporate Executive Chef
Adam Halberg	43	President, Barcelona
William S. Martens	45	Executive Vice President, Chief Development Officer
Mia Meachem	52	Chief Marketing Officer
Sabato Sagaria	43	President, bartaco
Juan Salas	45	Chief Technology Officer
April L. Scopa	51	Executive Vice President, Chief People Officer
Scott C. Smith	63	President, Del Frisco’s Double Eagle
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
Thomas G. Dritsas was promoted to Senior Vice President of Culinary & Corporate Executive Chef in June of 2018. Mr. Dritsas has served as Vice President of Culinary & Corporate Executive Chef since December 2006 and oversees the day to day culinary operations of Del Frisco’s, Barcelona, bartaco and the Grille. From 2003 to 2006, Mr. Dritsas served as Corporate Executive Chef for Lone Star Steakhouse & Saloon, Inc., during which time he oversaw the daily culinary operations for each of its concepts. Mr. Dritsas joined Lone Star Steakhouse & Saloon, Inc. in 1999 and served in various culinary capacities, including as part of new opening teams. Prior to joining Lone Star Steakhouse & Saloon, Mr. Dritsas assisted in the opening of numerous independent restaurants and operated his own restaurant.
Adam Halberg has served as President of Barcelona Wine Bar since June 2018. Prior to joining our company, from June 2016 to June 2018, Mr. Halberg led the Barcelona Wine Bar brand as President and as Senior Vice President of Operations at Barteca Holdings, LLC. Prior to this role Mr. Halberg served as the Senior Vice President of Culinary for the Barteca Restaurant Group, overseeing all kitchens and Purchasing for both Barcelona Wine Bar and bartaco from April 2014 to June 2016. Prior to this Mr. Halberg held a position of Culinary Director for Barcelona Wine Bar from 2008 to 2014 and for bartaco from 2010 to 2014. Prior to joining Barcelona Wine Bar, Mr. Halberg held Chef positions at award-winning restaurants in Boston and Atlanta. He trained in kitchens in Italy and Spain under multiple James Beard Award winning chefs.
William S. Martens was promoted to Executive Vice President and Chief Development Officer in October of 2017. Mr. Martens served as Chief Development Officer since November 2016, and previously as Vice President of Development & Construction since 2011, and is responsible for market planning, site selection, site acquisition and construction for our four concepts. Mr. Martens also oversees concept design, portfolio management and facilities operations. Mr. Martens has been with us since 2008, previously serving as our Director of Development where he managed all facets of new unit development and established the infrastructure to support our growth in new and existing markets. Before joining our company, Mr. Martens served as Vice President of Portfolio Management with Hudson Americas, LLC, from 2007 to 2008. Prior to Hudson Americas, Mr. Martens spent nine years with Yum! Brands, where he held multiple leadership roles in Finance and Development, including the position of Senior Manager of Development. In this role, he worked with senior brand leadership teams to develop market plans, define asset strategies and make capital appropriations decisions for approximately 350 new restaurants annually.
Mia Meachem has served as Chief Marketing Officer since July 2018. Ms. Meachem has nearly 20 years of experience in marketing, with a track record of success in a variety of luxury environments, including restaurants, retail and fashion.  Prior to joining our company, from 2015 to July 2018, Ms. Meachem served as Chief Marketing Officer for Highland Park Village, a luxury shopping center, where she developed strategies for customer growth for 65+ luxury retailers. Prior to Highland Park Village, from 2011-2015, Ms. Meachem worked for the Neiman Marcus Group, a luxury department store, as the Vice President Marketing and Vice President, Brand Marketing and Partnership where she created impactful campaigns to drive customer engagement and growth. Prior to the Neiman Marcus Group, from 2008-2010, Ms. Meachem served as Director of Global Brand Management for Burt’s Bees, a personal care company, where she was responsible for the global brand development. Prior to Burt’s Bees, Ms. Meachem worked at the Estee Lauder Companies from 2008 in various roles of increasing responsibility where she oversaw and guided the global brand development for multiple brands including the Origins brand. Ms. Meachem began her career with the luxury automotive manufacturer Land Rover where she worked from 1989 to 1998.  Ms. Meachem was instrumental in helping the brand establish a presence in the US and experience significant growth.
Sabato Sagaria has served as President of bartaco since June 2018. Prior to joining our company, from October 2017 to June 2018, Mr. Sagaria led the bartaco brand as President, at Barteca Holdings, LLC, where he has led the team overseeing operations, culinary, learning and development. Prior to this role Mr. Sagaria served as Chief Restaurant Officer for Union Square Hospitality Group from November 2013 to October 2017 growing their collection of restaurants from eight to 18 throughout New York City. Prior to Union Square Hospitality Group, from 2007 to 2013, Mr. Sagaria presided over the food and beverage operations at The Little Nell Hotel in Aspen Colorado as Food and Beverage director. Prior to this role Mr. Sagaria was Wine Director at The Inn at Little Washington from 2006 to October 2007. Mr. Sagaria's wine career began in 1997 at The Greenbrier Hotel in West Virginia as Beverage Director. In 2012 Mr. Sagaria passed the Master Sommelier exam becoming the 120th Master Sommelier in the United States and is one of 250 Master Sommeliers worldwide.
Juan Salas has served as Chief Technology Officer since June 2017. In his role, Mr. Salas partners with the senior brand leadership team developing technology strategies to implement best-in-class enterprise systems. He is responsible for our company's technology, information, and data security platforms. Prior to joining our company, from January 2014 to June 2017, Mr. Salas served as Chief Information Officer for Dallas based Good Smoke Restaurant Group, owner and operator of Dinosaur Restaurants, LLC and Jim ‘n Nicks BBQ. Prior to Good Smoke Restaurant Group, in 2013 Mr. Salas served as a Senior IT Consultant to various companies. Prior to being a consultant, Mr. Salas served as Senior Vice President of IT at Romano’s Macaroni Grill. Mr. Salas brings more than twenty-five years of restaurant and technology experience to our company, previously serving in Technology Leadership roles for brands such as: Raising Cane’s Chicken Fingers, AFC Enterprises and Fired Up, Inc. During Mr. Salas’ tenure with these brands, he has successfully led large scale systems integrations, developed growth platforms, and implemented startup businesses.
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
Scott C. Smith has served as President, Del Frisco’s Double Eagle since September 2018, prior to this he served as President, Sullivan’s from January 2017 to September 2018. Prior to joining our company, from 2013 to 2016, Mr. Smith most recently served as the Chairman and CEO of Day Star Restaurant Group, which owns and operates Texas Land & Cattle and Lone Star Steak House restaurants. Prior to Day Star, from 2011 to 2013, Mr. Smith was Senior Vice President of Operations at Romano’s Macaroni Grill, a restaurant operating company. Prior to Romano’s Macaroni Grill, from 2009 to 2011, Mr. Smith served as Chief Operating Officer of Restaurants Unlimited and later as the President and CEO. Prior to Restaurants Unlimited, from 2008 to 2009, Mr. Smith served as the President and CEO of AMER Restaurant Group, which operated a portfolio of restaurants in Cairo, Egypt. Prior to AMER Restaurant Group, Mr. Smith served in various leadership positions in various companies throughout the restaurant industry, including Brinker International, in addition to founding, owning and operating different restaurant concepts.
Available Information
Our website address is www.dfrg.com, and we also host www.delfriscos.com, www.barcelonawinebar.com, www.bartaco.com and www.delfriscosgrille.com. Information contained on our websites or connected thereto does not constitute a part of this Annual Report on Form 10-K or any other filing we make with the Securities and Exchange Commission, or the SEC. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practical after we file such material with, or furnish it to, the SEC. Certain of these documents may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also make available free of charge on our website our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, and the Charters of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee of our Board of Directors.

Item 1A.    Risk Factors
Changes in general economic conditions, including economic uncertainty, have adversely impacted our business and results of operations in the past, may continue to do so and may do so in the future.
Purchases at our restaurants are discretionary for consumers, and we are therefore susceptible to economic slowdowns. We believe that consumers generally are more willing to make discretionary purchases, including high-end restaurant meals, during favorable economic conditions. Economic uncertainty, including high unemployment and financial market volatility and unpredictability, including as a result of events similar to the 2008-2009 economic recession, and the related reduction in consumer confidence, can negatively affect customer traffic and sales throughout our industry, including our segment. If the economy experiences a new downturn or there are continued uncertainties regarding U.S. budgetary and fiscal policies, including recent tax legislation, our customers, including our business clientele, may reduce their level of discretionary spending, impacting the frequency with which they choose to dine out or the amount they spend on meals while dining out. We believe the majority of our weekday revenues in our Del Frisco’s Double Eagle concept is derived from business customers using expense accounts, and our business therefore may be affected by reduced expense account or other business-related dining by our business clientele. If business clientele were to dine less frequently at our restaurants, our business and results of operations would be adversely affected as a result of a reduction in customer traffic or average revenues per customer.
There is also a risk that if uncertain or depressed economic conditions persist for an extended period of time, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently. Difficult economic conditions and recessionary periods may have an adverse impact on our business and our financial condition. Negative economic conditions, coupled with high volatility and uncertainty as to the future global economic landscape, have at times had a negative effect on consumers' discretionary income and consumer confidence and similar impacts can be expected should such conditions recur. A decrease in discretionary spending due to decreases in consumer confidence in the economy, or a continued economic slowdown or deterioration in the economy, could adversely affect our business and cause us to, among other things, reduce the number and frequency of new restaurant openings, close restaurants and delay our re-modeling of existing locations.
If our restaurants are not able to compete successfully with other restaurants, our business and results of operations may be adversely affected.
Our industry is intensely competitive with respect to price, quality of service, restaurant location, ambiance of facilities and type and quality of food. A substantial number of national and regional restaurant chains and independently owned restaurants compete with us for customers, restaurant locations and qualified management and other restaurant staff. Our concepts also compete with additional restaurants in the broader upscale and experiential dining segment. Some of our competitors have greater financial and other resources, have been in business longer, have greater name recognition and are better established in the markets where our restaurants are located or where we may expand. Our inability to compete successfully with other restaurants may harm our ability to maintain acceptable levels of revenue growth, limit or otherwise inhibit our ability to grow one or more of our concepts, or force us to close one or more of our restaurants. We may also need to evolve our concepts in order to compete with popular new restaurant formats or concepts that emerge from time to time, and we cannot provide any assurance that we will be successful in doing so or that any changes we make to any of our concepts in response will be successful or not adversely affect our profitability. In addition, with improving product offerings at fast casual restaurants and casual dining restaurants combined with the effects of uncertain economic conditions and other factors, consumers may choose less expensive alternatives, which could also negatively affect customer traffic at our restaurants. Any unanticipated slowdown in demand at any of our restaurants due to industry competition may adversely affect our business and results of operations.
Our future growth depends in part on our ability to open new restaurants and operate them profitably, and if we are unable to successfully execute this strategy, our results of operations could be adversely affected.
Our financial success depends in part on management’s ability to execute our growth strategy. One key element of our growth strategy is opening new restaurants. In fiscal 2018, we opened three Double Eagle restaurants at Back Bay in Boston, Massachusetts, Atlanta, Georgia and San Diego, California, three bartaco restaurants, post Barteca Acquisition, in North Hills, North Carolina, Fort Point, Massachusetts and Dallas, Texas, and three Grille restaurants in Westwood, Massachusetts, Philadelphia, Pennsylvania and Fort Lauderdale, Florida. In fiscal 2019, we expect to open one Double Eagle restaurant, two to three Barcelona restaurants and three to four bartaco restaurants. We typically target an average cash investment of approximately $8.0 million to $9.0 million for a new Double Eagle, $3.1 million to $3.5 million for a new Barcelona, $2.5 million to $3.0 million for a new bartaco, and $5.0 million to $6.0 million for a new Grille restaurant, in each case net of landlord contributions and equipment financing and excluding pre-opening costs.
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
A new restaurant typically experiences a “ramp-up” period of approximately 18 to 36 months before it achieves our targeted level of performance. This is due to the costs associated with opening a new restaurant, as well as higher operating costs caused by start-up and other temporary inefficiencies associated with opening new restaurants. For example, there are a number of factors which may impact the amount of time and money we commit to the construction and development of new restaurants, including landlord delays, shortages of skilled labor, labor disputes, shortages of materials, delays in obtaining necessary permits, local government regulations and weather interference. Once the restaurant is open, how quickly it achieves a desired level of profitability is impacted by many factors, including the level of market familiarity and acceptance when we enter new markets, as well as the availability of experienced staff and the time required to negotiate reasonable prices for services and other supplies from local suppliers. Our business and profitability may be adversely affected if the “ramp-up” period for a new restaurant lasts longer than we expect.
We have incurred substantial expenses related to the completion of the Barteca Acquisition, and we expect to incur additional expenses in connection with the integration of Barteca’s business with our existing business.
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
Barteca operates two highly differentiated brands, Barcelona Wine Bar and bartaco. The success of the Barteca Acquisition, including anticipated synergies and other benefits, will depend, in part, on our ability to successfully combine and integrate our business with the business of Barteca. The Barteca Acquisition will involve the integration of Barteca’s business with our existing business, which is a complex, costly and time-consuming process. The integration could result in material challenges, including, without limitation:

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
To manage interest rate increase risk we have entered into an interest rate cap to mitigate the impact of LIBOR variability on interest expense for a portion of our variable rate debt. The interest rate cap has been designated as a cash flow hedge. At December 25, 2018, we had an interest rate cap with a notional value of $200.0 million and 3% per annum strike rate to hedge the variability in the monthly 1-month LIBOR interest payments on a portion of our Term Loan Facility beginning July 31, 2018, through the expiration of the interest rate cap on June 30, 2022.
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
We operated 16 Del Frisco's Double Eagle Steakhouse locations as of the end of fiscal 2018. During fiscal 2017, we began accelerating development of the Del Frisco's Double Eagle concept, and plan to annually open two to three restaurants. Our ability to execute this initiative will require significant capital expenditures and management attention. If the “ramp-up” period for one or more of the new Del Frisco's Double Eagle restaurants does not meet our expectations, our operating results may be adversely affected. In addition, we are targeting restaurant-level EBITDA margins of between 24% to 27% for the Del Frisco's Double Eagle concept. However, because we face new challenges at the Del Frisco's Double Eagle restaurants as we enter new markets, our operating margins may not reach these levels, requiring us to take action, including possible changes to our pricing and menu offering strategies, and we may not be successful in recouping our increased investments in the concept. We may not be able to attract enough customers to meet targeted levels of performance at new restaurants because potential customers may be unfamiliar with our concept or the atmosphere or menu might not appeal to them. In addition, opening a new Del Frisco's Double Eagle restaurant in one of our existing markets could reduce the revenue of our existing restaurants in that market. If we cannot successfully execute our growth strategies for the Del Frisco's Double Eagle concept, or if customer traffic generated by a Del Frisco's Double Eagle restaurant results in a decline in customer traffic at one of our other restaurants in the same market, our business and results of operations may be adversely affected.
Our growth, including the continued development of the Del Frisco's Double Eagle concept, as well as recently acquired Barcelona and bartaco concepts, may strain our infrastructure and resources, which could delay the opening of new restaurants and adversely affect our ability to manage our existing restaurants.
We plan to continue new restaurant growth, including the continued development and promotion of the Del Frisco's Double Eagle, Barcelona and bartaco concepts. We believe there are opportunities to open eight to twelve new restaurants annually, generally composed of two to three Double Eagle restaurants, two to three Barcelona restaurants and four to six for bartaco restaurants, which will serve as the primary driver of new unit growth in the near term. During fiscal 2019, we expect to open one Double Eagle restaurant, two to three Barcelona restaurants and three to four bartaco restaurants. We typically target an average cash investment of approximately $8.0 million to $9.0 million for a new Double Eagle, $3.1 million to $3.5 million for a new Barcelona, $2.5 million to $3.0 million for a new bartaco restaurant, in each case net of landlord contributions and equipment financing and excluding pre-opening costs. This growth and these investments will increase our operating complexity and place increased demands on our management as well as our human resources, purchasing and site management teams. While we have committed significant resources to expanding our current restaurant management systems, financial and management controls and information systems in connection with our recent growth, if this infrastructure is insufficient to support this expansion, our ability to open new restaurants, including the continued development and promotion of the Double Eagle, Barcelona and bartaco, and to manag

e our existing restaurants, including the expansion of our private dining business, would be adversely affected. If we fail to continue to improve our infrastructure or if our improved infrastructure fails, we may be unable to implement our growth strategies or maintain current levels of operating performance in our existing restaurants.
Our New York Del Frisco’s Double Eagle location represents a significant portion of our revenues, and any significant downturn in its business or disruption in the operation of this location could harm our business, financial condition and results of operations.
Our New York Del Frisco’s Double Eagle location represented approximately 10%, 11% and 11% of our revenues in fiscal 2018, 2017 and 2016, respectively. Accordingly, we are susceptible to any fluctuations in the business at our New York Double Eagle location, whether as a result of adverse economic conditions, negative publicity, changes in customer preferences or for other reasons. In addition, any natural disaster, prolonged inclement weather, act of terrorism or national emergency, accident, system failure or other unforeseen event in or around New York City could result in a temporary or permanent closing of this location, could influence potential customers to avoid this geographic region or this location in particular or otherwise lead to a decrease in revenues. Any significant interruption in the operation of this location or other reduction in sales could adversely affect our business and results of operations.
Negative customer experiences or negative publicity surrounding our restaurants or other restaurants could adversely affect sales in one or more of our restaurants and make our brands less valuable.
The quality of our food and our restaurant facilities are two of our competitive strengths. Therefore, adverse publicity, whether or not accurate, relating to food quality, public health concerns, illness, safety, injury or government or industry findings concerning our restaurants, restaurants operated by other food service providers or others across the food industry supply chain could affect us more than it would other restaurants that compete primarily on price or other factors. An unrelated restaurant in Louisville, Kentucky has the right to use, and uses, a specific registration of the Del Frisco’s name pursuant to a concurrent use agreement, as described in greater detail in “Item 1. Business”. We do not own or control the Louisville restaurant, but any adverse publicity relating to those operations could negatively affect us. In addition, although we would not be legally liable for any such failure, because the Louisville restaurant operates under one of our brand names, we may be subject to litigation as a result of the restaurant’s failure to comply with food quality, preparation or other applicable rules and regulations. If customers perceive or experience a reduction in our food quality, service or ambiance or in any way believe we have failed to deliver a consistently positive experience, the value and popularity of one or more of our concepts could suffer.
Negative publicity relating to food safety and food-borne illnesses, could result in reduced consumer demand for our menu offerings, which could reduce sales.
Instances of food-borne illness, including Bovine Spongiform Encephalopathy, which is also known as BSE or mad cow disease, aphthous fever, which is also known as hoof and mouth disease, as well as hepatitis A, listeria, salmonella and e-coli, whether or not found in the United States or traced directly to one of our suppliers or our restaurants, could reduce demand for our menu offerings. Any negative publicity relating to these and other health-related matters, such as the confirmation of a case of mad cow disease in a dairy cow in California in April 2012, may affect consumers’ perceptions of our restaurants and the food that we offer, reduce customer visits to our restaurants and negatively impact demand for our menu offerings. Adverse publicity relating to any of these matters, beef in general or other similar concerns could adversely affect our business and results of operations.
Increases in the prices of, and/or reductions in the availability of commodities, primarily beef, could adversely affect our business and results of operations.
Our profitability depends in part on our ability to anticipate and react to changes in commodity costs, which have a substantial effect on our total costs. For example, we purchase large quantities of beef, particularly USDA prime beef. Our beef costs represented approximately 23%, 32% and 32% of our food and beverage costs during fiscal 2018, 2017 and 2016, respectively, and we currently do not purchase beef pursuant to any long-term contractual arrangements with fixed pricing or use futures contracts or other financial risk management strategies to reduce our exposure to potential price fluctuations. The market for USDA prime beef is particularly volatile and is subject to price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand and other factors. Although we currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations, from time to time, we may opportunistically enter into fixed price beef supply contracts or contracts for other food products or consider other risk management strategies with regard to our meat and other food costs to minimize the impact of potential price fluctuations. This practice could help stabilize our food costs during times of fluctuating prices, although there can be no assurances that this will occur. However, because our restaurants feature USDA prime beef, we generally expect to purchase beef even if we have not entered into any such arrangements and the price increased significantly. The prices of other commodities can affect our costs as well, including corn and other grains, which are ingredients we use regularly and are also used as cattle feed and therefore affect the price of beef. Energy prices can also affect our bottom line, as increased energy prices may cause increased transportation costs for beef and other supplies, as well as increased costs for the utilities required to run each restaurant. Historically we have passed increased commodity and other costs on to our customers by increasing the prices of our menu items. While we believe these price increases did not historically affect our customer traffic, there can be no assurance additional price increases would not affect future customer traffic. If prices increase in the future and we are unable to anticipate or mitigate these increases, or if there are shortages for USDA Prime beef, our business and results of operations would be adversely affected.
We depend upon frequent deliveries of food and other supplies, in most cases from a limited number of suppliers, which subjects us to the possible risks of shortages, interruptions and price fluctuations.
Our ability to maintain consistent quality throughout our restaurants depends in part upon our ability to acquire fresh products, including USDA prime beef, fresh seafood, quality produce and related items from reliable sources in accordance with our specifications. In addition, we rely on one or a limited number of suppliers for certain ingredients. For example, Stock Yards, a division of U.S. Foods, Inc., is the primary supplier of the beef for most of our restaurants and has been since June 2009. This dependence on one or a limited number of suppliers, as well as the limited number of alternative suppliers of USDA prime beef and quality seafood, subjects us to the possible risks of shortages, interruptions and price fluctuations in beef and seafood. If any of our suppliers is unable to obtain financing necessary to operate its business or its business is otherwise adversely affected, does not perform adequately or otherwise fails to distribute products or supplies to our restaurants, or terminates or refuses to renew any contract with us, particularly with respect to one of the suppliers on which we rely heavily for specific ingredients, we may be unable to find an alternative supplier in a short period of time or if we can, it may not be on acceptable terms. Our inability to replace our suppliers in a short period of time on acceptable terms could increase our costs or cause shortages at our restaurants that may cause us to remove certain items from a menu, increase the price of certain offerings or temporarily close a restaurant, which could adversely affect our business and results of operations.
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
The restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and eating and purchasing habits. Our success depends in part on our ability to anticipate and respond quickly to changing consumer preferences, as well as other factors affecting the restaurant industry, including new market entrants and demographic changes. Shifts in consumer preferences away from upscale steakhouses or beef, which is a significant component of our Del Frisco’s Double Eagle concepts’ menus and appeal, whether as a result of economic, competitive or other factors, could adversely affect our business and results of operations.
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
Government regulation can also affect customer traffic at our restaurants. A number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information. For example, the PPACA establishes a uniform, federal requirement for restaurant chains with 20 or more locations operating under the same trade name and offering substantially the same menus to post nutritional information on their menus, including the total number of calories. The law also requires such restaurants to provide to consumers, upon request, a written summary of detailed nutritional information, including total calories and calories from fat, total fat, saturated fat, cholesterol, sodium, total carbohydrates, complex carbohydrates, sugars, dietary fiber, and total protein in each serving size or other unit of measure, for each standard menu item. The FDA is also permitted to require additional nutrient disclosures, such as trans-fat content. In 2015, our Grille concept became subject to the requirements to post nutritional information on our menus and, based on current strategic outlook, our Double Eagle, Barcelona and bartaco concepts may become subject to these requirements in the near future. The FDA compliance deadline was May 7, 2018.  We intend to comply with these requirements to the extent required for all concepts. Our compliance with the PPACA or other similar laws to which we may become subject could reduce demand for our menu offerings, reduce customer traffic and/or reduce average revenue per customer, which would have an adverse effect on our revenue. Any reduction in customer traffic related to these or other government regulations could affect revenues and adversely affect our business and results of operations.
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
In addition, we have a substantial number of hourly employees who are paid wage rates at or based on the federal or state minimum wage and who rely on tips as a large portion of their income. Any changes in the city, state, or federal laws affecting the wages we pay our employees, including an increase in the minimum wage, such as the 5% increase in the minimum wage on January 1, 2018 in California to $11.00, could increase our costs and have a material adverse impact on our results of operations. Certain other states in which we operate restaurants have adopted or are considering adopting minimum wage statutes that exceed the federal minimum wage as well. We may be unable or unwilling to increase our prices in order to pass these increased labor costs on to our customers, in which case, our business and results of operations could be adversely affected.
We occupy most of our restaurants under long-term non-cancelable leases for which we may remain obligated to perform under even after a restaurant closes, and we may be unable to renew leases at the end of their terms.
All of our restaurants are located in leased premises. Many of our current leases are non-cancelable and typically have initial terms ranging from 5 to 15 years with two to four 5-year extension options. We believe that leases that we enter into in the future will be on substantially similar terms. If we were to close or fail to open a restaurant at a location we lease, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. For example, in fiscal year 2018, we paid $26.9 million, in fiscal 2017, we paid $20.7 million, and in fiscal 2016, we paid $18.2 million. Our obligation to continue making rental payments and fulfilling other lease obligations in respect of leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we cannot renew such a lease we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks. If we are required to make payments or otherwise perform under one of our leases after a restaurant closes or if we are unable to renew our restaurant leases, our business and results of operations could be adversely affected.
Adverse weather conditions and natural disasters could adversely affect our restaurant sales.
Adverse weather conditions can impact guest traffic at our restaurants, cause the temporary underutilization of outdoor patio seating and, in more severe cases such as hurricanes, tornadoes, severe winter storms or other natural disasters, may cause temporary closures, sometimes for prolonged periods, which would negatively impact our restaurant sales. Changes in weather could result in construction delays, interruptions to the availability of utilities, and shortages or interruptions in the supply chain of our restaurants, which could increase our costs. Some climatologists predict that the long-term effects of climate change and global warming may result in more severe, volatile weather or extended droughts, which could increase the frequency and duration of weather impacts on our operations, especially to our restaurants located in coastal cities where flooding occurs more frequently due to severe weather. Further, according to the U.S. Global Change Research Program Climate Science Special Report, heavy rainfall has been increasing in intensity and frequency across the United States and globally and is expected to continue to increase. The largest observed changes in the United States have occurred in the Northeast, where we have a large concentration of restaurant locations.
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

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could have a material adverse impact on our business.
Social media continues to grow in importance as a tool for brands to engage with guests, but also opens companies up to risk. As active users continue to increase on these platforms and communication forums broaden the opportunities for guest engagement, there is less control over user generated messaging on social platforms. Social platforms allow subscribers and participants to post frequently, immediately and often without filters or accuracy checks. Even with the best monitoring, brands may not always realize when inaccurate or misleading information has been shared or be able to combat it when discovered. Depending on the information shared, effects can be significant and immediate to our business with field team members, guests, prospects, financial condition and operations. Effects could include increased costs, litigation, negative effects on reputation, exposure of proprietary or personally identifiable information and inaccurate data. To help mitigate risk on social media, our team is constantly innovating how we use and monitor our social platforms to drive awareness, engagement and loyalty to our brands. We have developed social media strategies across all brands that are structured to engage with our customers, tell our brand story and inspire positive and constructive dialogue. Through our marketing efforts, we work on a variety of social media platforms as well as paid digital advertising and search engine marketing to attract and retain guests. The success of these marketing initiatives is never guaranteed as social media is always changing and bringing forth unexpected content. The inappropriate use of social media vehicles by our guests or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.
Fixed rental payments account for a significant portion of our operating expenses, which increases our vulnerability to general adverse economic and industry conditions and could limit our operating and financing flexibility.
Payments under our operating leases account for a significant portion of our operating expenses, and we expect the new restaurants we open in the future will similarly be leased by us. Specifically, payments under our operating leases accounted for 14.1%, 14.7% and 14.1% of our restaurant operating expenses in fiscal 2018, 2017 and 2016, respectively. Our substantial operating lease obligations could have significant negative consequences, including:

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
On June 27, 2018, in connection with the completion of the Barteca Acquisition, we entered into the 2018 Credit Facility, which provides for senior secured term loans in an aggregate principal amount of $390.0 million and senior secured revolving credit commitments in an aggregate principal amount of $50.0 million. At December 25, 2018, we had $323.8 million of outstanding borrowings on the Company’s long-term debt. We may incur substantial additional indebtedness in the future. Our credit facility, and other debt instruments we may enter into in the future, may have important consequences to us, including the following:

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
Our credit facility contains customary representations, warranties, affirmative covenants and negative covenants, that, among other things and subject to certain exceptions, restrict our ability to incur additional indebtedness, grant liens on assets, make investments, sell assets, engage in acquisitions, mergers or consolidations, pay dividends and other restricted payments and prepay junior debt. In addition, the Credit Agreement contains a financial covenant that requires us to maintain a maximum consolidated total leverage ratio as set forth in the Credit Agreement. The Credit Agreement contains customary events of default, including payment defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency, the occurrence of a change of control, inaccuracy of representations and warranties and breaches of covenants under the Credit Agreement, subject to customary grace periods. Upon occurrence of an event of default, the majority lenders (or the majority of revolving lenders in case of the financial covenant) may terminate the commitments under the Credit Agreement, declare any then-outstanding loans due and payable and exercise other customary remedies.
Our credit facility limits our ability to engage in these types of transactions even if we believed that a specific transaction would contribute to our future growth or improve our operating results. As of December 25, 2018, our credit facility also requires us to have a leverage ratio of less than 6.00. As of December 25, 2018, we were in compliance with this test. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our ability to comply with these provisions may be affected by events beyond our control. A breach of any of these provisions or our inability to comply with required financial ratios in our credit facility could result in a default under the credit facility in which case the lenders will have the right to declare all borrowings to be immediately due and payable. If we are unable to repay all borrowings when due, whether at maturity or if declared due and payable following a default, the lenders would have the right to proceed against the collateral granted to secure the indebtedness. If we breach these covenants or fail to comply with the terms of the credit facility and the lenders accelerate the amounts outstanding under the credit facility our business and results of operations would be adversely affected.
Our credit facility carries floating interest rates, thereby exposing us to market risk related to changes in interest rates to the extent there are borrowings outstanding thereunder. Accordingly, our business and results of operations may be adversely affected by changes in interest rates. A one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $10,000 per $1.0 million of outstanding debt under our credit facility, which would have been approximately $3.2 million less the impact of the hedge over the course of a full fiscal year. See Note 8 Derivative Financial Instruments to our consolidated financial statements included elsewhere in this Annual Report for disclosures on our derivative instrument and hedging activities.
It is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition.

In the recent past, concerns have been publicized that some of the member banks surveyed by British Bankers’ Association, or the BBA, in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivative positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.
On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. As such, the potential effect of any such event on our net investment income cannot yet be determined. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.
The failure to enforce and maintain our intellectual property rights could enable others to use names confusingly similar to the names and marks used by our restaurants, which could adversely affect the value of our brands.
We have registered the names Del Frisco’s Double Eagle Steakhouse, Barcelona Wine Bar, bartaco and Del Frisco’s Grille and have applications pending to register certain other names and logos used by our restaurants as trade names, trademarks or service marks with the United States Patent and Trademark Office and in certain foreign countries. We have the exclusive right to use these trademarks throughout the United States, other than with respect to one restaurant in Louisville, Kentucky, and the 50 mile surrounding area, where an unrelated third party has the right to use a specific registration of the Del Frisco’s name in Jefferson County in Kentucky. See Item 1, Business. The success of our business depends in part on our continued ability to utilize our existing trade names, trademarks and service marks as currently used in order to increase our brand awareness. In that regard, we believe that our trade names, trademarks and service marks are valuable assets that are critical to our success. The unauthorized use or other misappropriation of our trade names, trademarks or service marks could diminish the value of our brands and restaurant concepts and may cause a decline in our revenues and force us to incur costs related to enforcing our rights. In addition, the use of trade names, trademarks or service marks similar to ours in some markets may keep us from entering those markets. While we may take protective actions with respect to our intellectual property, these actions may not be sufficient to prevent, and we may not be aware of all incidents of, unauthorized usage or imitation by others. Any such unauthorized usage or imitation of our intellectual property, including the costs related to enforcing our rights, could adversely affect our business and results of operations.
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

As of December 25, 2018, we had awards of stock options, restricted stock and performance stock units outstanding under our equity compensation plan. In addition, we expect to offer restricted stock and performance stock units and other forms of stock-based compensation to our directors, officers and employees in the future. If the options that we issue are exercised, or any restricted stock or other awards that we may issue vests, and those shares are sold into the public market, the market price of our common stock may decline. In addition, the availability of shares of common stock for award under our equity incentive plan, or the grant of restricted stock or other forms of stock-based compensation, may adversely affect the market price of our common stock.
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
We qualified as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, through the part of fiscal 2017. We are now an accelerated filer and, as such, we are subject to certain public company requirements that did not previously apply to us. These requirements include:

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

We have had a material weakness in internal control over financial reporting in the past and cannot assure you that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.
As reported in our Annual Report on Form 10-K for the year ended December 26, 2017, management identified a material weakness in our internal control over financial reporting. We have remediated this material weakness, by implementing corrective measures as described in Item 9A. Controls and Procedures of our Form 10-K for the year ended December 25, 2018.
We cannot assure you that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses or significant deficiencies, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting. The existence of a material weakness or significant deficiency could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.
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
The need for a valuation allowance requires an assessment of the available positive and negative evidence at each balance sheet date to determine whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. During the third quarter of fiscal 2018, we entered a three year cumulative loss position and established a valuation allowance against our deferred tax assets. As of December 25, 2018 the valuation allowance was $17.4 million.
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

Item 1B.     Unresolved Staff Comments
None.

Item 2.    Properties
We currently operate 73 restaurants across 16 states and the District of Columbia. We currently lease all of our restaurants, of which the majority provide for minimum annual rents with some containing percentage-of-sales rent provisions, against which the minimum rent may be applied. Typically, our lease terms are 5 to 15 years at initiation, with two to four 5-year extension options. None of our restaurant leases can be terminated early by the landlord other than as is customary in the context of a breach or default under the applicable lease.

Opening Date	City	State	Lease/Own
Del Frisco’s Double Eagle Steakhouse
April 1996	Fort Worth	Texas	Lease
January 1997	Denver	Colorado	Lease
March 2000	New York	New York	Lease
July 2000	Las Vegas	Nevada	Lease
April 2007	Charlotte	North Carolina	Lease
November 2007	Houston	Texas	Lease
November 2008	Philadelphia	Pennsylvania	Lease
April 2011	Boston	Massachusetts	Lease
December 2012	Chicago	Illinois	Lease
September 2014	Washington D.C.		Lease
August 2015	Orlando	Florida	Lease(1)
September 2016	Dallas	Texas	Lease
May 2017	Plano	Texas	Lease
July 2018	Boston	Massachusetts	Lease
September 2018	Dunwoody	Georgia	Lease
October 2018	San Diego	California	Lease

Barcelona Wine Bar
June 2003	Fairfield	Connecticut	Lease
January 2005	West Hartford	Connecticut	Lease
December 2006	New Haven	Connecticut	Lease
May 2009	Stamford	Connecticut	Lease
October 2011	Atlanta	Georgia	Lease
December 2012	Brookline	Massachusetts	Lease
September 2013	Washington D.C.		Lease
April 2015	Reston	Virginia	Lease
May 2015	Washington D.C.		Lease
December 2014	Boston	Massachusetts	Lease
April 2016	Atlanta	Georgia	Lease
December 2016	Norwalk	Connecticut	Lease
November 2016	Nashville	Tennessee	Lease
July 2017	Philadelphia	Pennsylvania	Lease
March 2018	Denver	Colorado	Lease

bartaco
December 2010	Port Chester	New York	Lease(2)
September 2011	Stamford	Connecticut	Lease
August 2012	West Hartford	Connecticut	Lease
June 2013	Westport	Connecticut	Lease
July 2014	Atlanta	Georgia	Lease
April 2015	Reston	Virginia	Lease
August 2015	Atlanta	Georgia	Lease
March 2015	Atlanta	Georgia	Lease
October 2015	Nashville	Tennessee	Lease

Opening Date	City	State	Lease/Own
July 2015	Tampa	Florida	Lease
October 2016	Orlando	Florida	Lease
July 2017	Boulder	Colorado	Lease
July 2017	Chapel Hill	North Carolina	Lease
March 2018	Fairfax	Virginia	Lease
May 2018	Fort Worth	Texas	Lease
July 2018	Raleigh	North Carolina	Lease
November 2018	Boston	Massachusetts	Lease
December 2018	Dallas	Texas	Lease

Del Frisco’s Grille
August 2011	New York	New York	Lease
November 2011	Dallas	Texas	Lease
July 2012	Washington D.C.		Lease
October 2012	Atlanta	Georgia	Lease
July 2013	Santa Monica	California	Lease
October 2013	Fort Worth	Texas	Lease
November 2013	Chestnut Hill	Massachusetts	Lease
December 2013	Southlake	Texas	Lease
June 2014	Burlington	Massachusetts	Lease
August 2014	Irvine	California	Lease
September 2014	North Bethesda	Maryland	Lease
November 2014	Tampa	Florida	Lease
December 2014	Pasadena	California	Lease
May 2015	The Woodlands	Texas	Lease
June 2015	Plano	Texas	Lease
September 2015	Hoboken	New Jersey	Lease
November 2015	Cherry Creek	Colorado	Lease
June 2016	Huntington	New York	Lease
October 2016	Nashville	Tennessee	Lease
November 2016	Brentwood	Tennessee	Lease
June 2017	New York	New York	Lease
March 2018	Westwood	Massachusetts	Lease
November 2018	Fort Lauderdale	Florida	Lease
November 2018	Philadelphia	Pennsylvania	Lease

(1)
During the fourth quarter of fiscal 2017, we executed a sale leaseback transaction for our Del Frisco's Double Eagle restaurant, located in Orlando, Florida. See Note 6 Leases in the notes to our consolidated financial statements.

(2)	Current lease term expires on December 31, 2019. We have two remaining five-year option periods available that have not yet been exercised.
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
The closing sale price of a share of our common stock, as reported by the Nasdaq Global Select Market, on March 6, 2019, was $8.11. As of March 6, 2019, there were five holders of record of our common stock, not including beneficial owners of shares registered in nominee or street name.
Issuer Purchases of Equity Securities
On February 27, 2018, our Board approved a new $50 million share repurchase program. We have suspended repurchases under this program, however, in order to preserve our liquidity and pursue deleveraging transactions.
Performance Graph
The following table and graph shows the cumulative total stockholder return on our Common Stock with the S&P 500 Stock Index, the S&P Small Cap 600 Index and the Dow Jones U.S. Restaurants & Bars Index, in each case assuming an initial investment of $100 on December 31, 2013 and full dividend reinvestment.
CUMULATIVE TOTAL RETURN
Assuming an investment of $100 and reinvestment of dividends

	12/31/2013	12/30/2014	12/29/2015	12/27/2016	12/26/2017	12/25/2018
Del Frisco's Restaurant Group, Inc.	$100.00	$99.49	$68.69	$74.03	$65.55	$27.20
S&P 500 Stock Index	$100.00	$112.55	$112.44	$122.75	$145.02	$127.20
S&P SmallCap 600 Index	$100.00	$105.19	$103.29	$127.68	$141.28	$119.28
Dow Jones U.S. Restaurants & Bars Index	$100.00	$103.52	$124.85	$129.48	$154.18	$156.11
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

Item 6.    Selected Financial Data
The following table sets forth certain of our historical financial data. Other than with respect to the Operating Data, we have derived the selected historical consolidated financial data set forth below for fiscal years 2014 through 2018 from our audited consolidated financial statements and the related notes. Not all periods shown below are discussed in this Annual Report on Form 10-K. You should read this information together with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future performance. ໿

	Fiscal Year Ended(1)
(Amounts in thousands, except per share data)	December 25, 2018	December 26, 2017	December 27, 2016	December 29, 2015	December 30, 2014
Income Statement Data:
Revenues	$378,216	$293,827	$273,884	$252,629	$220,893
Costs and expenses:
Cost of sales	105,985	83,617	76,319	72,260	66,824
Restaurant operating expenses (excluding depreciation and amortization shown separately below)	189,890	141,520	129,018	116,666	96,983
Marketing and advertising costs	8,255	6,318	5,789	5,401	3,781
Pre-opening costs	9,351	2,182	3,446	5,228	4,735
General and administrative costs	39,650	26,891	23,315	21,122	18,598
Donations	335	836	—	—	—
Consulting project costs	6,420	2,786	—	—	—
Acquisition costs	11,123	—	—
Reorganization severance	2,202	1,072	793	—	—
Lease termination and closing costs	3,779	(2)	142	1,381	—
Secondary public offering costs	—	—	—	—	5
Impairment charges(2)	2,115	22,930	—	3,248	3,536
Depreciation and amortization	21,713	17,595	14,903	12,825	9,945
Total costs and expenses	400,818	305,745	253,725	238,131	204,407
Insurance settlements	72	—	—	—	—
Operating (loss) income	(22,530)	(11,918)	20,159	14,498	16,486
Other income (expense), net:
Interest, net of capitalized interest	(32,179)	(783)	(70)	(77)	(113)
Other	(810)	(1,435)	(433)	(216)	(47)
(Loss) income before income taxes	(55,519)	(14,136)	19,656	14,205	16,326
Income tax (benefit) expense(3)	(5,653)	(13,317)	5,321	3,169	5,002
(Loss) income from continuing operations	(49,866)	(819)	14,335	11,036	11,324
(Loss) income from discontinued operations, net of tax	(26,437)	(10,638)	3,431	4,962	5,273
Net (loss) income	$(76,303)	$(11,457)	$17,766	$15,998	$16,597
Net (loss) income per average common share outstanding—basic
(Loss) income from continuing operations	$(1.96)	$(0.04)	$0.61	$0.47	$0.48
(Loss) income from discontinued operations	(1.04)	(0.49)	0.15	0.21	0.22
Net (loss) income	$(3.00)	$(0.53)	$0.76	$0.68	$0.71
Net income (loss) per average common share outstanding—diluted
(Loss) income from continuing operations	$(1.96)	$(0.04)	$0.61	$0.47	$0.48
(Loss) income from discontinued operations	(1.04)	(0.49)	0.15	0.21	0.22
Net (loss) income	$(3.00)	$(0.53)	$0.76	$0.68	$0.70
Weighted-average number of common shares outstanding:
Basic:	25,412	21,570	23,322	23,380	23,518
Diluted:	25,412	21,570	23,435	23,517	23,740
໿

(Amounts in thousands)	December 25, 2018	December 26, 2017	December 27, 2016	December 29, 2015	December 30, 2014
Balance Sheet Data (at end of period):
Cash and cash equivalents	$8,535	$4,553	$14,622	$5,176	$3,520
Working capital (deficit)(4)	$(31,698)	$(14,828)	$(4,396)	$(10,390)	$(2,106)
Total assets	$726,032	$328,469	$370,782	$346,655	$319,666
Long-term debt	$320,736	$24,477	$—	$4,500	$—
Total stockholders' equity	$213,582	$189,087	$246,366	$227,699	$210,983
໿

	Fiscal Year Ended(1)
(Amounts in thousands)	December 25, 2018	December 26, 2017	December 27, 2016	December 29, 2015	December 30, 2014
Other Financial Data:
Net cash provided by operating activities	$11,168	$38,024	$49,815	$45,868	$42,766
Net cash used in investing activities	$(382,485)	$(23,929)	$(34,168)	$(46,530)	$(47,956)
Net cash provided by (used in) financing activities	$375,299	$(24,164)	$(6,201)	$2,318	$(4,964)
Capital Expenditures	$85,838	$39,426	$36,698	$46,150	$47,491

Operating Data:
Total Restaurants (at end of period)(5)	73	37	35	32	27
Total comparable restaurants (at end of period(5)(6))	60	30	26	20	16
Average sales per comparable restaurant	$6,200	$8,092	$8,452	$10,263	$10,753
Percentage change in comparable restaurant sales(6)	(0.9)%	(0.8)%	(1.0)%	(1.0)%	3.2%

(1)
We utilize a 52- or 53-week accounting period which ends on the last Tuesday of December. The fiscal years ended December 25, 2018, December 26, 2017, December 27, 2016 and December 29, 2015 each had 52 weeks. The fiscal year ended December 30, 2014 had 53 weeks.

(2)
In fiscal 2018, we incurred $2.1 million in impairment charges related to one Double Eagle and two Grille locations in connection with our decision to close the Double Eagle and the Grille locations. In fiscal 2017, we incurred $22.9 million in impairment charges related to one Double Eagle and four Grille locations in connection with our decision to these locations. See note 2 Summary of Significant Accounting Policies in the notes to our consolidated financial statements.

(3)
The $5.7 million income tax benefit for the fiscal year ended December 25, 2018, is impacted by $11.2 million attributed to tax valuation allowance, established during fiscal 2018. The $13.3 million income tax benefit for the fiscal year ended December 26, 2017, was primarily attributable to permanent differences as a result of goodwill impairment and The Tax Cuts and Jobs Act, which permanently reduced the maximum federal corporate income tax rate from 35% to 21%. See note 7 in the notes to our consolidated financial statements.

(4)	Defined as total current assets minus total current liabilities.

(5)	Consistent with our consolidated financial statements, information has been presented on a continuing operations basis. Accordingly, all discontinued operations have been excluded.

(6)
We consider a restaurant to be comparable in the first full fiscal quarter following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
Del Frisco’s develops, owns and operates four contemporary and complementary restaurants: Del Frisco’s Double Eagle Steakhouse (“Double Eagle”), Barcelona Wine Bar (“Barcelona”), bartaco, and Del Frisco’s Grille (“Grille”). As of the end of the period covered by this report, we owned and operated 73 restaurants in 16 states and the District of Columbia. Of the 73 restaurants we operated as of the end of the period covered by this report, there are 16 Double Eagle restaurants, 15 Barcelona restaurants, 18 bartaco restaurants and 24 Grille restaurants. During fiscal 2018, we opened three Double Eagle restaurants at Back Bay in Boston, Massachusetts, Atlanta, Georgia and San Diego, California, three bartaco restaurants, post Barteca Acquisition, in North Hills, North Carolina, Fort Point, Massachusetts and Dallas, Texas, and three Grille restaurants in Westwood, Massachusetts, Philadelphia, Pennsylvania and Fort Lauderdale, Florida.
Our Growth Strategies and Outlook. Our growth model is comprised of the following three primary drivers:

•
Disciplined Growth. Our long term target is to grow annual revenues through a combination of annual restaurant growth and comparable restaurant sales growth. We believe that there are significant opportunities to grow our concepts in both existing and new markets, where we believe we can generate attractive unit-level economics, which we view as the most significant driver of future growth. Our real estate process includes partnering with a third party master broker to source potential sites against a set of clear criteria for each brand, working with a third-party spatial analytics company, who have developed a model to determine the most attractive locations for each of our brands and a predictive sales model for specific sites, and a Real Estate Committee, consisting of members of the Board of Directors (the “Board”) and senior management, which visits, assesses and approves each site. While we do not believe it is possible to guarantee every site will meet its expected returns, we expect these processes to increase the probability of a site meeting its financial return on investment hurdles. We believe our concepts’ complementary market positioning and ability to coexist in the same markets, coupled with our flexible unit models and robust site assessment and approval processes, will allow us to expand each of our concepts into a greater number of locations. We will also continue to pursue opportunities to increase the sales at our existing restaurants through menu innovation, relevant and impactful marketing initiatives and loyalty programs, growing private dining and a continued focus on enhancing the guest experience.

•
Operating and G&A Leverage. Our long term target is to grow Adjusted EBITDA. We will continue to focus on maintaining our strong restaurant level margins through operational efficiencies and economies of scale, including purchasing synergies across our concepts. As we open new restaurants our organizational structure will enable us to keep our Brand teams focused on individual Brand priorities while leveraging our support functions across a larger business, resulting in G&A reducing as a percentage of revenue over time. The Barteca Acquisition greatly enhances our ability to leverage the benefits of scale.

•
Financing Strategies. Our long term target is to reduce our leverage through a combination of disciplined capital expenditures to support our restaurant count growth target and remodel needs, free cash flow generation from revenue growth and operating and G&A leverage, and other financing strategies to reduce our debt.

Our long term target is to grow the Double Eagle, Barcelona and bartaco brands by opening new restaurants. We expect to open no Grilles in 2019 or 2020 as we evaluate the performance of 2018 openings which incorporate lessons learned from our 2017 consulting project. In the fiscal 2018, we closed River Oaks, Texas, Little Rock, Arkansas, Stamford, Connecticut Grille restaurants, as well as Asheville, North Carolina and Homewood, Alabama bartaco restaurants. We also determined to close the Chicago, Illinois Double Eagle location during the first quarter of 2019. It generally takes 9 to 12 months after the signing of a lease or the closing of a purchase to complete construction and open a new restaurant. Additional time is sometimes required to obtain certain government approvals, permits and licenses, such as liquor licenses. See Item 1, Business for a discussion of our targeted average cash investment for each concept and other information regarding the opening of a new location.
Performance Indicators. We use the following key metrics in evaluating the performance of our restaurants:

•
Comparable Restaurant Sales Growth. We consider a restaurant to be comparable during the first full fiscal quarter following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 60 and 30 restaurants at December 25, 2018 and December 26, 2017, respectively.

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

•
Restaurant-Level EBITDA and Restaurant-Level EBITDA Margin. Restaurant-level EBITDA represents Adjusted EBITDA before general and administrative costs. Adjusted EBITDA represents operating income (loss) before depreciation and amortization, plus the sum of certain non-operating expenses, including pre-opening costs, donations, lease termination costs, acquisition costs, consulting project costs, reorganization severance, impairment charges and insurance settlements. Restaurant-level EBITDA margin is the ratio of Restaurant-level EBITDA to revenues. These non-GAAP operating measures are useful to both management and investors because they represent one means of gauging the overall profitability of our recurring and controllable core restaurant operations for each segment, and all segments at a consolidated level. These measures are not, however, indicative of our overall results, nor does restaurant-level profit accrue directly to the benefit of stockholders, primarily due to the exclusion of corporate-level expenses. See note 16 Segment Reporting, in the notes to our consolidated financial statements for a reconciliation of restaurant-level EBITDA to operating income at a consolidated level.

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
Change in Reporting Periods
Beginning in fiscal 2018, we changed to a fiscal quarter calendar where each quarter contains 13 weeks, other than in a 53-week year where the last quarter of the year will contain 14 weeks. Previously, the first three quarters of our fiscal year each consisted of 12 weeks and the fourth quarter consisted of 16 weeks or 17 weeks in a 53-week year.
Key Financial Definitions
Revenues. Revenues consist primarily of food and beverage sales at our restaurants, net of any discounts, such as management meals and employee meals, associated with each sale. Additionally, revenues are net of the cost of loyalty points earned associated with sales made to customers in our loyalty program. Revenues also include breakage income associated with gift cards. In fiscal 2018 and 2017, food comprised 68% and 70% of food and beverage sales with beverage comprising the remaining 32% and 30%, respectively. Revenues are directly influenced by the number of operating weeks in the relevant period and comparable restaurant sales growth. Comparable restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. Comparable restaurant sales growth is primarily influenced by the number of customers eating in our restaurants, which is influenced by the popularity of our menu items, competition with other restaurants in each market, our customer mix and our ability to deliver a high quality dining experience, and the average check, which is driven by menu mix and pricing.
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
Pre-opening Costs. Pre-opening costs are costs incurred prior to opening a restaurant, and primarily consist of manager salaries, relocation costs, recruiting expenses, employee payroll and related training costs for new employees, including rehearsal of service activities, as well as non-cash lease costs incurred prior to opening. In addition, pre-opening expenses include marketing costs incurred prior to opening as well as meal expenses for entertaining local dignitaries, families and friends. Pre-opening costs can vary significantly from site to site, primarily due to the variability in non-cash lease costs at different restaurant locations. Excluding non-cash lease costs, we currently target pre-opening costs of $1.0 million for Double Eagle openings, $0.3 million for Barcelona openings, $0.3 million for bartaco openings, and $0.5 million for Grille openings.
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

Results of Operations
The following table shows our operating results, as well as our operating results as a percentage of revenues for the periods indicated:

	Fiscal Year Ended
(Amounts in thousands)	December 25, 2018		December 26, 2017		December 27, 2016
Revenues	$378,216	100.0%	$293,827	100.0%	$273,884	100.0%
Costs and expenses:
Cost of sales	105,985	28.0	83,617	28.5	76,319	27.9
Restaurant operating expenses (excluding depreciation and amortization shown separately below)	189,890	50.2	141,520	48.2	129,018	47.1
Marketing and advertising costs	8,255	2.2	6,318	2.2	5,789	2.1
Pre-opening costs	9,351	2.5	2,182	0.7	3,446	1.3
General and administrative costs	39,650	10.5	26,891	9.2	23,315	8.5
Donations	335	0.1	836	0.3	—	0.0
Consulting project costs	6,420	1.7	2,786	0.9	—	0.0
Acquisition costs	11,123	2.9	—	0.0	—	0.0
Reorganization severance	2,202	0.6	1,072	0.4	793.0	0.3
Lease termination and closing costs	3,779	1.0	(2)	0.0	142	0.1
Impairment charges	2,115	0.6	22,930	7.8	—	0.0
Depreciation and amortization	21,713	5.7	17,595	6.0	14,903	5.4
Total costs and expenses	400,818	106.0	305,745	104.1	253,725	92.6
Insurance settlements	72	0.0	—	0.0	—	0.0
Operating (loss) income	(22,530)	(6.0)	(11,918)	(4.1)	20,159	7.4
Other (expense) income, net:
Interest, net of capitalized interest	(32,179)	(8.5)	(783)	(0.3)	(70)	0.0
Other	(810)	(0.2)	(1,435)	(0.5)	(433)	(0.2)
(Loss) income before income taxes	(55,519)	(14.7)	(14,136)	(4.8)	19,656	7.2
Income tax (benefit) expense	(5,653)	(1.5)	(13,317)	(4.5)	5,321	1.9
(Loss) income income from continuing operations	(49,866)	(13.2)	(819)	(0.3)	14,335	5.2
(Loss) income from discontinued operations, net of tax(1)	(26,437)	(7.0)	(10,638)	(3.6)	3,431	1.3
Net (loss) income	$(76,303)	(20.2)%	$(11,457)	(3.9)%	$17,766	6.5%

(1)
Discontinued operations for fiscal 2018 includes the sale of Sullivan's. See Note 4, Dispositions in the notes to our consolidated financial statements for information regarding discontinued operations.

Fiscal Year Ended December 25, 2018 (52 weeks) Compared to Fiscal Year Ended December 26, 2017 (52 weeks)
The following tables show our operating results by operating segment, as well as our operating results as a percentage of revenues, for the fiscal years ended December 25, 2018 and December 26, 2017. The tables below include Restaurant-level EBITDA, a non-GAAP measure. See Note 16, Segment Reporting in the notes to our consolidated financial statements for additional information on this metric, including a reconciliation to operating income, the most directly comparable GAAP measure.

	Fiscal Year Ended December 25, 2018
(Amounts in thousands except operating weeks)	Del Frisco's		Barcelona		bartaco		Grille		Consolidated
Revenues	$182,957	100.0%	$34,084	100.0%	$40,186	100.0%	$120,989	100.0%	$378,216	100.0%
Costs and expenses:
Cost of sales	54,559	29.8	9,123	26.8	9,232	23.0	33,071	27.3	105,985	28.0
Restaurant operating expenses:
Labor	44,600	24.4	10,596	31.1	13,388	33.3	39,259	32.4	107,843	28.5
Operating expenses	21,815	11.9	4,698	13.8	5,576	13.9	17,560	14.5	49,649	13.1
Occupancy	15,161	8.3	1,855	5.4	1,943	4.8	13,439	11.1	32,398	8.6
Restaurant operating expenses	81,576	44.6	17,149	50.3	20,907	52.0	70,258	58.1	189,890	50.2
Marketing and advertising costs	4,981	2.7	187	0.5	178	0.4	2,909	2.4	8,255	2.2
Restaurant-level EBITDA	$41,841	22.9%	$7,625	22.4%	$9,869	24.6%	$14,751	12.2%	$74,086	19.6%

Restaurant operating weeks	717		416		459		1,229		2,821
Average weekly volume	$255		$82		$88		$98		$134

	Fiscal Year Ended December 26, 2017
(Amounts in thousands except operating weeks)	Del Frisco's		Barcelona		bartaco		Grille		Consolidated
Revenues	$176,713	100.0%	$—	—%	$—	—%	$117,114	100.0%	$293,827	100.0%
Costs and expenses:
Cost of sales	52,944	30.0	—	—	—	—	30,673	26.2	83,617	28.5
Restaurant operating expenses:
Labor	41,935	23.7	—	—	—	—	39,163	33.4	81,098	27.6
Operating expenses	18,846	10.7	—	—	—	—	15,849	13.5	34,695	11.8
Occupancy	12,511	7.1	—	—	—	—	13,216	11.3	25,727	8.8
Restaurant operating expenses	73,292	41.5	—	—	—	—	68,228	58.3	141,520	48.2
Marketing and advertising costs	3,568	2.0	—	—	—	—	2,750	2.3	6,318	2.2
Restaurant-level EBITDA	$46,909	26.5%	$—	—%	$—	—%	$15,463	13.2%	$62,372	21.2%

Restaurant operating weeks	655		—		—		1,221		1,876
Average weekly volume	$270		$—		$—		$96		$157

Revenues. Consolidated revenues increased $84.4 million, or 28.7%, to $378.2 million in fiscal 2018 from $293.8 million in fiscal 2017. This increase was due to 945 net additional operating weeks in fiscal 2018 primarily as a result of the Barteca Acquisition, coupled with nine new restaurant openings over the past four quarters three Double Eagle restaurants at Back Bay in Boston, Massachusetts, Atlanta, Georgia and San Diego, California three bartaco restaurants, post Barteca Acquisition, in North Hills, North Carolina, Fort Point, Massachusetts and Dallas, Texas and three Grille restaurants in Westwood, Massachusetts, Philadelphia, Pennsylvania and Fort Lauderdale, Florida. This increase was partially offset by decreased revenue at our comparable restaurants, the closure of River Oaks, Texas, Little Rock, Arkansas and Stamford, Connecticut Grille restaurants, and Asheville, North Carolina and Homewood, Alabama bartaco restaurants. Comparable restaurant sales decreased 0.9%, comprised of 2.9% decrease in customer counts and 2.0% increase in average check, primarily driven by mix resulting from menu initiatives. Excluding Barcelona and bartaco brands, comparable restaurant sales decreased 1.2% in fiscal 2018, comprised of a 7.1% decrease in customer counts, partially offset by a 5.9% increase in average check.
Del Frisco’s Double Eagle revenues increased $6.2 million, or 3.5%, to $183.0 million in fiscal 2018 from $176.7 million in fiscal 2017. This increase was primarily due to 62 additional operating weeks resulting from three new restaurant openings at Back Bay in Boston, Massachusetts, Atlanta, Georgia and San Diego, California and the full year impact of the Double Eagle in Plano, Texas opened in fiscal 2017. This increase was partially offset by a 1.6% decrease in comparable restaurant sales, comprised of a 4.4% decrease in customer counts, partially offset by a 2.8% increase in average check.
Barcelona revenues were $34.1 million in fiscal 2018. Revenues for Barcelona only includes activity for the third and fourth quarter of fiscal 2018, because the business was acquired during the third quarter of 2018. Comparable restaurant sales increased 2.2% comprised of a 4.7% increase in customer counts, partially offset by a 2.5% decrease in average check.
bartaco revenues were $40.2 million in fiscal 2018. Revenues for bartaco only includes activity for the third and fourth quarter of fiscal 2018, because the business was acquired during the third quarter of 2018. We opened three bartaco restaurants in fiscal 2018, post Barteca Acquisition, in North Hills, North Carolina, Fort Point, Massachusetts and Dallas, Texas. Comparable restaurant sales decreased 2.4% comprised of a 0.3% decrease in customer counts and a 2.1% decrease in average check.
The Grille’s revenues increased $3.9 million, or 3.3%, to $121.0 million in fiscal 2018 from $117.1 million in fiscal 2017. This increase was driven by 8 net additional operating weeks resulting from three new restaurant opening in Westwood, Massachusetts, Philadelphia, Pennsylvania and Fort Lauderdale, Florida and the full year impact of the Grille at Brookfield Place in New York City, NY opened in fiscal 2017. This increase was partially offset by a 0.5% decrease in total comparable restaurant sales, comprised of a 7.7% increase in average check and by a 8.2% decrease in customer counts, and the closure of River Oaks, Texas, Little Rock, Arkansas and Stamford, Connecticut Grille restaurants in fiscal 2018.
Cost of Sales. Consolidated cost of sales increased $22.4 million, or 26.8%, to $106.0 million in fiscal 2018 from $83.6 million in fiscal 2017. This increase was primarily due to an additional 945 net operating weeks in fiscal 2018, as discussed above. As a percentage of consolidated revenues, consolidated cost of sales decreased to 28.0% in fiscal 2018 from 28.5% in fiscal 2017, due to a favorable commodity market in 2018 and a number of supply chain cost reduction initiatives.
As a percentage of revenues, Del Frisco’s Double Eagle cost of sales decreased to 29.8% during fiscal 2018 from 30.0% in fiscal 2017. This decrease in cost of sales, as a percentage of revenues, was primarily due to lower beef and liquor costs, partially offset by higher seafood and wine costs.
As a percentage of revenues, Barcelona's cost of sales was 26.8% during fiscal 2018.
As a percentage of revenues, bartaco's cost of sales was 23.0% during fiscal 2018.
As a percentage of revenues, the Grille’s cost of sales increased to 27.3% during fiscal 2018 from 26.2% in fiscal 2017. This increase in cost of sales, as a percentage of revenues, was primarily due to a menumix shift following the new menu launch in the fourth quarter of 2017.
Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $48.4 million, or 34.2%, to $189.9 million in fiscal 2018 from $141.5 million in fiscal 2017.  This increase was primarily due to an additional 945 net operating weeks in fiscal 2018, primarily as a result of Barteca Acquisition as discussed above. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 50.2% in fiscal 2018 from 48.2% in fiscal 2017, primarily due to the new restaurant inefficiencies in the first few months of operations for a new restaurant.
As a percentage of revenues, Del Frisco’s Double Eagle restaurant operating expenses increased to 44.6% during fiscal 2018 from 41.5% in fiscal 2017. This increase in restaurant operating expenses, as a percentage of revenues, was due to higher occupancy and other restaurant operating costs, partially offset by lower labor costs.
As a percentage of revenues, Barcelona restaurant operating expenses were 50.3% during fiscal 2018.

As a percentage of revenues, bartaco restaurant operating expenses were 52.0% during fiscal 2018.
As a percentage of revenues, the Grille’s restaurant operating expenses decreased to 58.1% during fiscal 2018 from 58.3% in fiscal 2017. This decrease in restaurant operating expenses, as a percentage of revenues, was due to lower labor and occupancy cost, partially offset by higher other restaurant operating costs.
Marketing and Advertising Costs. Consolidated marketing and advertising costs increased by $1.9 million, or 30.7%, to $8.3 million in fiscal 2018 from $6.3 million in fiscal 2017. As a percentage of consolidated revenues, consolidated marketing and advertising costs remained at 2.2% in fiscal 2018 compared to fiscal 2017.
As a percentage of revenues, Del Frisco’s Double Eagle marketing and advertising costs increased to 2.7% in fiscal 2018 compared to fiscal 2017.
As a percentage of revenues, Barcelona marketing and advertising costs were 0.5% during fiscal 2018.
As a percentage of revenues, bartaco marketing and advertising costs were 0.4% during fiscal 2018.
As a percentage of revenues, the Grille’s marketing and advertising costs increased to 2.4% in fiscal 2018 compared to fiscal 2017.
Pre-opening Costs. Pre-opening costs increased $7.2 million to $9.4 million in fiscal 2018 from $2.2 million in fiscal 2017. We opened three Double Eagle restaurants, three bartaco restaurants post Barteca Acquisition, and three Grille restaurants in fiscal 2018 compared to one Double Eagle and one Grille in fiscal 2017.
General and Administrative Expenses. General and administrative expenses increased $12.8 million, or 47.4%, to $39.7 million in fiscal 2018 from $26.9 million in fiscal 2017. This increase was primarily related to the Barteca Acquisition, and additional compensation costs, including stock-based compensation, related to growth in the number of restaurant support center and regional management-level personnel to support recent and anticipated growth and marketing efforts, as well as non-recurring legal costs. As a percentage of revenues, general and administrative expenses increased to 10.5% in fiscal 2018 from 9.2% in fiscal 2017. General and administrative costs are expected to continue to increase as a result of costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.
Donations. Donations were $0.3 million in fiscal 2018. Donations were $0.8 million in fiscal 2017 and were primarily related to donations to the Houston area food bank to support victims affected by Hurricane Harvey in the third quarter of 2017.
Consulting Project Costs. Consulting project costs were $6.4 million in fiscal 2018. These costs are primarily related to the Enterprise resource planning (“ERP”) project, and we expect these costs to continue during fiscal 2019. Consulting project costs were $2.8 million in fiscal 2017, primarily related to consumer insight research supporting the Grille restaurants, and to a lesser extent supporting the Double Eagle restaurants.
Acquisition Costs. Acquisition costs were $11.1 million in fiscal 2018. These costs are primarily related to the Barteca Acquisition. We expect these costs to continue during fiscal 2019. No such costs were incurred in fiscal 2017.
Reorganization Severance. Reorganization severance costs were $2.2 million in fiscal 2018 and $1.1 million in fiscal 2017. These costs are primarily related to the costs associated with replacing certain employees in leadership positions as a part of strategic initiatives effected by our executive leadership team.
Lease termination and closing costs. In fiscal 2018, we incurred approximately $3.8 million in charges related to the closure of the River Oaks, Texas, Little Rock, Arkansas and Stamford, Connecticut Grille restaurants, Asheville, North Carolina and Homewood, Alabama bartaco restaurants, and lease termination cost related to our old corporate office in Southlake, Texas.
Impairment Charges. During fiscal 2018, we determined that the carrying value of one Double Eagle and two Grille restaurants was most likely not recoverable, due in part by our determination to close the Double Eagle location during the first quarter of 2019. Therefore, we recorded a non-cash impairment charge of $2.1 million, of which $2.0 million was related to the Chicago Double Eagle restaurant. This charge was based on the difference between the carrying values of the restaurant assets and the estimated fair values of leasehold improvements, furniture and restaurant equipment that may be transferred to other restaurant locations. During the fourth quarter of fiscal 2017, we determined that the carrying values of one Double Eagle and four Grille locations exceeded their estimated future cash flows, due in part by our determination to close the Grille locations, and recognized a combined, $22.9 million impairment charge. This charge was based on the difference between the carrying values of the restaurant assets and the estimated fair values of leasehold improvements, furniture and restaurant equipment that may be transferred to other restaurant locations. See notes 2 Summary of Significant Accounting Policies to our consolidated financial statements.

Depreciation and Amortization. Depreciation and amortization increased $4.1 million, or 23%, to $21.7 million in fiscal 2018 from $17.6 million in fiscal 2017. The increase in depreciation and amortization expense was primarily the result of the Barteca Acquisition, coupled with the new assets related to nine restaurants opened in fiscal 2018 and two restaurants opened in fiscal 2017, as well as for existing restaurants that were remodeled during fiscal 2018 and fiscal 2017.
Interest Expense. Interest expense increased to $32.2 million in 2018, net of $1.1 million capitalized interest from $0.8 million in 2017. The increase in interest expense primarily resulted from new term debt issued, and loss on extinguishment of debt of $18.3 million during fiscal 2018.
Provision (Benefit) for Income Taxes. The effective income tax rate was 10.2% in fiscal 2018 and 94.2% in fiscal 2017. The change in the effective tax rate resulted in income tax benefit of $5.7 million in fiscal 2018 compared to income tax benefit of $13.3 million in fiscal 2017. The factors that cause the effective tax rates to vary from the federal statutory rate of 21% were primarily the valuation allowance established during fiscal 2018 and the effect of certain permanent differences. transaction costs incurred for the Barteca Acquisition, and the impact of FICA tip and other credits. See Note 7 Income Taxes to the consolidated financial statements.
Discontinued Operations. In fiscal 2018 we incurred a loss of $26.4 million, net of tax, from discontinued operations, primarily due to the loss on Sullivan's sale of $23.6 million. In fiscal 2017 we incurred a loss of $10.6 million, net of tax, from discontinued operations. See Note 4, Dispositions n the notes to our consolidated financial statements for information regarding discontinued operations.

Fiscal Year Ended December 26, 2017 (52 weeks) Compared to Fiscal Year Ended December 27, 2016 (52 weeks)
The following tables show our operating results by operating segment, as well as our operating results as a percentage of revenues, for the fiscal years ended December 26, 2017 and December 27, 2016. The tables below include Restaurant-level EBITDA, a non-GAAP measure. See Note 16, Segment Reporting in the notes to our consolidated financial statements for additional information on this metric, including a reconciliation to operating income, the most directly comparable GAAP measure.

	Fiscal Year Ended December 26, 2017
(Amounts in thousands except operating weeks)	Del Frisco's		Barcelona		bartaco		Grille		Consolidated
Revenues	$176,713	100.0%	$—	—%	$—	—%	$117,114	100.0%	$293,827	100.0%
Costs and expenses:
Cost of sales	52,944	30.0	—	—	—	—	30,673	26.2	83,617	28.5
Restaurant operating expenses:
Labor	41,935	23.7	—	—	—	—	39,163	33.4	81,098	27.6
Operating expenses	18,846	10.7	—	—	—	—	15,849	13.5	34,695	11.8
Occupancy	12,511	7.1	—	—	—	—	13,216	11.3	25,727	8.8
Restaurant operating expenses	73,292	41.5	—	—	—	—	68,228	58.3	141,520	48.2
Marketing and advertising costs	3,568	2.0	—	—	—	—	2,750	2.3	6,318	2.2
Restaurant-level EBITDA	$46,909	26.5%	$—	—%	$—	—%	$15,463	13.2%	$62,372	21.2%

Restaurant operating weeks	655		—		—		1,221		1,876
Average weekly volume	$270		$—		$—		$96		$157

	Fiscal Year Ended December 27, 2016
(Amounts in thousands except operating weeks)	Del Frisco's		Barcelona		bartaco		Grille		Consolidated
Revenues	$166,885	100.0%	$—	—%	$—	—%	$106,999	100.0%	$273,884	100.0%
Costs and expenses:
Cost of sales	48,968	29.3	—	—	—	—	27,351	25.6	76,319	27.9
Restaurant operating expenses:
Labor	38,253	22.9	—	—	—	—	35,146	32.8	73,399	26.8
Operating expenses	18,366	11.0	—	—	—	—	14,618	13.7	32,984	12.0
Occupancy	11,080	6.6	—	—	—	—	11,555	10.8	22,635	8.3
Restaurant operating expenses	67,699	40.6	—	—	—	—	61,319	57.3	129,018	47.1
Marketing and advertising costs	3,341	2.0	—	—	—	—	2,448	2.3	5,789	2.1
Restaurant-level EBITDA	$46,877	28.1%	$—	—%	$—	—%	$15,881	14.8%	$62,758	22.9%

Restaurant operating weeks	620		—		—		1,079		1,699
Average weekly volume	$269		$—		$—		$99		$161

Revenues. Consolidated revenues increased $19.9 million, or 7.3%, to $293.8 million in fiscal 2017 from $273.9 million in fiscal 2016. This increase was due to 177 net additional operating weeks in fiscal 2017 resulting from two new restaurant openings. Comparable restaurant sales decreased 0.8%, comprised of 0.1% decrease in customer counts and 0.7% decrease in average check.
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
Cost of Sales. Consolidated cost of sales increased $7.3 million, or 9.6%, to $83.6 million in fiscal 2017 from $76.3 million in fiscal 2016. This increase was primarily due to an additional 177 net operating weeks in fiscal 2017, as discussed above. As a percentage of consolidated revenues, consolidated cost of sales increased to 28.5% in fiscal 2017 from 27.9% in fiscal 2016.
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
Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $12.5 million, or 9.7%, to $141.5 million in fiscal 2017 from $129.0 million in fiscal 2016. This increase was primarily due to an additional 177 net operating weeks in fiscal 2017, as discussed above. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 48.2% in fiscal 2017 from 47.1% in fiscal 2016.
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
Marketing and Advertising Costs. Consolidated marketing and advertising costs increased by $0.5 million, or 9.1%, to $6.3 million in fiscal 2017 from $5.8 million in fiscal 2016. As a percentage of consolidated revenues, consolidated marketing and advertising costs increased to 2.2% in fiscal 2017 compared to fiscal 2016.
As a percentage of revenues, Del Frisco’s Double Eagle marketing and advertising costs remained at 2.0% in fiscal 2017 compared to fiscal 2016.
As a percentage of revenues, the Grille’s marketing and advertising costs remained at 2.3% in fiscal 2017 compared to fiscal 2016.
Pre-opening Costs. Pre-opening costs decreased $1.3 million to $2.2 million in fiscal 2017 from $3.4 million in fiscal 2016. We opened one Double Eagle and one Grille in fiscal 2017 compared to one Double Eagle and three new Grille restaurants, which were opened in fiscal 2016. The relocated Dallas Del Frisco’s Double Eagle was treated as a new restaurant opening and incurred customary pre-opening expenses in preparation for the opening of the restaurant.
General and Administrative Expenses. General and administrative expenses increased $3.6 million or 15.3%, to $26.9 million in fiscal 2017 from $23.3 million in fiscal 2016. This increase was primarily related to additional compensation costs related to growth in the number of restaurant support center and regional management-level personnel to support recent and anticipated growth and marketing efforts, and professional fees primarily driven by increased fees associated with the year-end integrated audit of our consolidated financial statements in connection with losing our "emerging growth" company status. As a percentage of revenues, general and administrative expenses increased to 9.2% in fiscal 2017 from 8.5% in fiscal 2016. General and administrative costs are expected to continue to increase as a result of costs related to our anticipated growth, including further investments in our infrastructure. As we are able to leverage these investments made in our people and systems, we expect these expenses to decrease as a percentage of total revenues over time.

Donations. Donations were $0.8 million in fiscal 2017 and were primarily related to donations to the Houston area food bank to support victims affected by Hurricane Harvey in the third quarter of 2017. Donations were minimal in fiscal 2016.
Consulting Project Costs. Consulting project costs were $2.8 million in fiscal 2017. These costs are primarily related to consumer insight research supporting the Grille restaurants, and to a lesser extent supporting the Double Eagle restaurants. No such costs were incurred in fiscal 2016.
Reorganization Severance. Reorganization severance costs were $1.1 million in fiscal 2017 and $0.8 million in fiscal 2016. These costs are primarily related to the costs associated with replacing certain employees in leadership positions as a part of strategic initiatives effected by our executive leadership team.
Impairment Charges. During the fourth quarter of fiscal 2017, we determined that the carrying values of one Double Eagle and four Grille locations exceeded their estimated future cash flows, due in part by our determination to close the Grille locations, and recognized a combined, $22.9 million impairment charge. This charge was based on the difference between the carrying values of the restaurant assets and the estimated fair values of leasehold improvements, furniture and restaurant equipment that may be transferred to other restaurant locations. See notes 2 Summary of Significant Accounting Policies to our consolidated financial statements. No such costs were incurred in fiscal 2016.
Depreciation and Amortization. Depreciation and amortization increased $2.7 million, or 18.1%, to $17.6 million in fiscal 2017 from $14.9 million in fiscal 2016. The increase in depreciation and amortization expense primarily resulted from new assets related to two restaurants opened in fiscal 2017 and four restaurants opened in fiscal 2016, as well as for existing restaurants that were remodeled during fiscal 2017 and fiscal 2016.
Interest Expense. Interest expense increased to $0.8 million in 2017, net of nominal capitalized interest from $0.1 million in 2016. The increase in interest expense primarily resulted from increased borrowings from our revolving credit facility during fiscal 2017.
Provision (Benefit) for Income Taxes. The effective income tax rate had a negative rate of 94.2% in fiscal 2017 and 27.1% in fiscal 2016. The change in the effective tax rate resulted in income tax benefit of $13.3 million in fiscal 2017 compared to income tax expense of $5.3 million in fiscal 2016. The decrease in the effective tax rate was primarily attributable to permanent differences as a result of goodwill impairment and The Tax Cuts and Jobs Act or (the TCJA) which permanently reduced the maximum federal corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, as well as the impact of the FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses. The change in the tax rate required deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. The impact of the rate reduction on our 2017 income tax provision is a $4.6 million tax benefit due to the remeasurement of deferred tax assets and liabilities.
Discontinued Operations. In fiscal 2017 we incurred a loss of $10.6 million, net of tax, from discontinued operations. In fiscal 2016 we had an income of $3.4 million, net of tax, from discontinued operations. See Note 4, Dispositions in the notes to our consolidated financial statements for information regarding discontinued operations.
Liquidity and Capital Resources
We believe that net cash provided by operating activities and available borrowings under our credit facility will be sufficient to fund currently anticipated working capital, planned capital expenditures and debt service requirements for the next 24 months.
Our principal liquidity requirements are our lease obligations and our working capital and capital expenditure needs and any principal and interest obligations on our debt. Subject to our operating performance, which, if significantly adversely affected, would adversely affect the availability of funds, we expect to finance our operations for at least the next several years, including costs of opening currently planned new restaurants, through cash provided by operations and existing borrowings available under our credit facility discussed below. We cannot be sure that these sources will be sufficient to finance our operations, however, and we may seek additional financing in the future. As of December 25, 2018, we had cash and cash equivalents of approximately $8.5 million.
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
Cash Flows

The following table summarizes the consolidated statement of cash flows for the fiscal years ended December 25, 2018, December 26, 2017 and December 27, 2016:

	Fiscal Year Ended
(Amounts in thousands)	December 25, 2018	December 26, 2017	December 27, 2016
Net cash provided by operating activities	$11,168	$38,024	$49,815
Net cash used in investing activities	(382,485)	(23,929)	(34,168)
Net cash provided by (used in) financing activities	375,299	(24,164)	(6,201)
Net change in cash and cash equivalents	$4,016	$(10,028)	$9,446
Operating Activities. Net cash flows provided by operating activities decreased $26.9 million during fiscal 2018 as compared to fiscal 2017, primarily due to a $64.8 million decrease in net income, a $3.0 million net decrease in cash related to inventory, a $1.1 million net decrease in insurance settlement, a $1.0 million net decrease in other liabilities, and a $0.6 million net decrease in deferred revenue, partially offset by a $21.2 million net increase in accounts payable, a $10.8 million net increase in deferred income taxes, and a $2.8 million net increase in lease incentives receivable, and and other net changes in certain operating assets and liabilities. Net cash flows provided by operating activities decreased $11.8 million during fiscal 2017 as compared to fiscal 2016 primarily due to a $16.5 million net decrease in in deferred income taxes, a $7.3 million net decrease in other liabilities, a $2.5 million net decrease in inventory, a $2.3 million net decrease in prepaid expenses and other assets, and a $1.7 million net decrease in income taxes, partially offset by a $5.4 million net increase in lease incentives receivable, a $1.2 million net increase in insurance settlement, and a $0.9 million net increase in cash related to accounts payable and other net changes in certain operating assets and liabilities (as noted in the consolidated statement of cash flows). Cash flows from operating activities was $49.8 million in fiscal 2016, consisting primarily of net income of $17.8 million, adjustments for depreciation, amortization, deferred income taxes and other non-cash charges totaling $23.0 million, a net increase of $6.2 million in income taxes and a $2.6 million increase in other liabilities. These cash inflows were partially offset by a $5.5 million decrease in accounts payable and a $3.1 million decrease in lease incentives receivable.
Investing Activities. Net cash used in investing activities in fiscal 2018 was $382.5 million, consisting of $325.2 million related to the Barteca Acquisition and $85.8 million for the purchases of property and equipment primarily related to construction of four Double Eagle restaurants, one Barcelona restaurant, four bartaco restaurants and three Grille restaurants and remodel activity at existing restaurants, partially offset by proceeds of $29.9 million from the sale of our Sullivan's business. Net cash used in investing activities in fiscal 2017 was $23.9 million, consisting primarily of purchases of leasehold improvements, property and equipment, as well as a trade name acquisition (see note 5 to the consolidated financial statements for information related to the trade name acquisition). These purchases were primarily related to construction of three Grilles and one Double Eagle during fiscal 2016, as well as remodel activity at existing restaurants. Net cash used in investing activities in fiscal 2016 was $34.2 million, consisting primarily of purchases of leasehold improvements, property and equipment, as well as a trade name acquisition (see Note 5 Intangible Assets and Goodwill to the consolidated financial statements for information related to the trade name acquisition). These purchases were primarily related to construction of six Grilles and one Double Eagle during fiscal 2015, as well as remodel activity at existing restaurants.
Financing Activities. Net cash provided by financing activities in fiscal 2018 was $375.3 million, which was primarily due to $475.7 million in proceeds from borrowings and $97.2 million in proceeds from sale of common stock, partially offset by $176.7 million in payments on borrowings and $21.5 million payment of debt issuance costs. Net cash used in financing activities in fiscal 2017 was $24.2 million, which was comprised of $37.3 million in payments toward the outstanding balance under our credit facility and $50.0 million in share repurchases, partially offset by $58.8 million in proceeds from borrowings under our credit facility and $1.5 million in proceeds from the exercise of stock options. Net cash used in financing activities in fiscal 2016 was $6.2 million, which was comprised of $16.5 million in payments under credit facility and $4.8 million in share repurchases, partially offset by $12.0 million in proceeds from borrowings on the credit facility and $3.2 million in proceeds from the exercise of stock options.
Capital Expenditures
We typically target an average cash investment of approximately$8.0 million to $9.0 million for a new Double Eagle, $3.1 million to $3.5 million for a new Barcelona, $2.5 million to $3.0 million for a new bartaco, and $5.0 million to $6.0 million for a new Grille.
Credit Facility
On October 15, 2012, we entered into a credit facility that provided for a three-year unsecured revolving credit facility of up to $25 million. Borrowings under the credit facility bear interest at LIBOR plus 1.50%. We are required to pay a commitment fee equal to 0.25% per annum on the available but unused revolving loan facility. The credit facility is guaranteed by certain of our subsidiaries.
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
On July 12, 2017, we executed an agreement to borrow against the investments in our deferred compensation plan to pay out funds due to plan participants instead of using operating cash flows. The loan does not have an expiration date or defined payment terms, and accrues interest at a rate of 1%, which is net of the 3% that is earned by the investments being loaned against. As of December 25, 2018, there was approximately $3.0 million of outstanding borrowings on this loan.
On October 20, 2017, we entered into a Sixth Amendment to our credit facility with JP Morgan Chase Bank. The Amendment, among other things, consented to the Company's sale leaseback of its Orlando, Florida Del Frisco's Double Eagle Steakhouse location. Additionally, the Amendment modified the definition of the Operating Leverage Ratio under the Loan Agreement.
On June 27, 2018, we completed the acquisition of Barteca Holdings. In connection with the completion of the Barteca Acquisition, we entered into a new credit agreement that provides for (i) senior secured term loans in an aggregate principal amount of $390.0 million (“Term Loan B”) and (ii) senior secured revolving credit commitments in an aggregate principal amount of $50.0 million (“Revolving Loan,” and, collectively with the term loans, the “2018 Credit Facility”). See Note 7, Long-Term Debt in the notes to our consolidated financial statements for information regarding our credit facility.
On August 6, 2018, we received $97.8 million of proceeds from a public offering of common stock that were used to repay a portion of the $390.0 million of the Term Loan B pursuant to an existing prepayment option.
On August 27, 2018, we amended ("The First Amendment") Term Loan B ("Amended Term Loan B"). The First Amendment amended the 2018 Credit Facility to, among other things, completely re-syndicate the Amended Term Loan B and provide the Company with additional term loans ("Additional Term Loans") in an aggregate principal amount of $18.0 million. The First Amendment also amended the 2018 Credit Facility to increase the interest rate applicable to the Additional Term Loans and the existing term loans outstanding under the 2018 Credit Facility to, at our option, a rate per annum equal to either a LIBOR or ABR rate, plus an applicable margin, which is equal to 6.00% for LIBOR loans and 5.00% for ABR loans.
Amounts outstanding under the 2018 Credit Facility are guaranteed by Del Frisco's and certain of the subsidiaries of Del Frisco’s (collectively, the "Loan Parties"). The 2018 Credit Facility is secured by a first priority security interest in substantially all of the assets of the Loan Parties. The 2018 Credit Facility agreement contains certain representations, warranties and affirmative covenants and financial covenants, including a maximum ratio of total indebtedness to EBITDAR, as defined in the credit agreement governing the credit facility. The total indebtedness to EBITDAR calculation is applicable only when we are over 25% drawn on the Revolver at the end of the reporting period and does not take effect until two full quarters after the Transaction Date, which is August 27, 2018, date of The Fist Amendment. As of December 25, 2018, $23.7 million under the 2018 Credit Facility Revolving Loan, was outstanding. In addition, the 2018 Credit Facility agreement contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates.
As of December 25, 2018, we had $323.8 million of outstanding borrowings on the Company’s long-term debt..
Common Stock Repurchases
On February 27, 2018, our Board approved a new $50 million share repurchase program. We have suspended repurchases under this program, however, in order to preserve our liquidity and pursue deleveraging transactions.

Contractual Obligations
The following table summarizes our contractual obligations as of December 25, 2018:

(Amounts in thousands)	Total	2019	2020-2021	2022-2023	2024 and beyond
Operating leases	$539,589	$32,357	$70,468	$70,901	$365,863
Capital and Financing lease obligations(1)	15,513	1,714	3,670	3,701	6,428
Long term debt — including current portion(2)	336,937	3,100	6,200	6,200	321,437
Interest on long-term debt(3)	165,371	24,777	49,265	48,878	42,451
Total	$1,057,410	$61,948	$129,603	$129,680	$736,179

(1)
Includes all arrangements for capital and financing leases. Includes imputed interest of $1.7 million over the life of financing lease obligations and imputed interest of $0.2 million over the life of capital lease obligation. See Note 10 Financing Lease Obligations to our consolidated financial statements included elsewhere in this Annual Report for further discussion on capital and financing lease obligations.

(2)	Payments are shown at principal amount. See Note 9 Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report for further discussion on long-term debt.

(3)
See Note 9 Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report for further discussion on long-term debt. Amounts shown reflect variable interest rates in effect at December 25, 2018.

Off-Balance Sheet Liabilities
As of December 25, 2018 we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Inflation
Over the past five years, inflation has not significantly affected our operations. However, the impact of inflation on labor, food and occupancy costs could, in the future, significantly affect our operations. We pay many of our employees hourly rates related to the applicable federal or state minimum wage. We have been impacted by recent increases in minimum wage laws, such as the 5% increase in the minimum wage on January 1, 2018 in California to $11.00. Food costs as a percentage of revenues have been somewhat stable due to procurement efficiencies and menu price adjustments, although no assurance can be made that our procurement will continue to be efficient or that we will be able to raise menu prices in the future. Costs for construction, taxes, repairs, maintenance and insurance all impact our occupancy costs. We believe that our current strategy, which is to seek to maintain operating margins through a combination of menu price increases, cost controls, careful evaluation of property and equipment needs, and efficient purchasing practices, has been an effective tool for dealing with inflation. There can be no assurance, however, that future inflationary or other cost pressure will be effectively offset by this strategy.
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
Goodwill and Other Intangible Assets. We account for our goodwill and intangible assets with indefinite lives in accordance with Accounting Standards Codification, or ASC, Topic 350, Intangibles—Goodwill and Other. In accordance with ASC Topic 350, goodwill and intangible assets, primarily trade names, which have indefinite useful lives, are not being amortized. However, both goodwill and trade names are subject to annual impairment testing in accordance with ASC Topic 350. Currently, we define our reporting units as the Del Frisco’s Double Eagle, Barcelona Wine Bar and bartaco concepts.

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
Valuation results for our Double Eagle reporting unit showed that the fair value was significantly in excess of the carrying value, and the valuation results for our Barcelona and bartaco reporting units showed that the fair values were in excess of the carrying values by approximately 5% and 6%, respectively. Unfavorable fluctuations in the discount rate or declines in forecasted revenues and margins could result in an impairment. Any increase in discount rate, in conjunction with any decrease to the long-term projections in cash flows  will negatively affect the current valuations. Due to the inherent uncertainties involved in making the estimates and assumptions used in the fair value analysis, actual results may differ, which could alter the fair value of the reporting units, and possibly result in impairment charges in future periods.
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
In fiscal 2018, we recognized impairment charges of long-lived assets of $2.1 million, of which $2.0 million was related to the Chicago Double Eagle restaurant. This impairment charge was related to our determination that the carrying amount of long-lived assets of one Double Eagle and two Grille locations exceeded their estimated undiscounted future cash flows. The estimated fair values were based on an estimated sales price of leasehold improvements, furniture and restaurant equipment for these locations.
In fiscal 2017, we recognized impairment charges of long-lived assets of $22.9 million. This impairment charge was related to our determination that the carrying amount of long-lived assets at one Double Eagle and four Grille locations exceeded their estimated undiscounted future cash flows. The estimated fair values were based on an estimated sales price of leasehold improvements, furniture and restaurant equipment for these locations.
In fiscal 2016, we did not recognize impairment charges of long-lived assets.
Leases. We currently lease all of our restaurant locations. We evaluate each lease to determine its appropriate classification as an operating or capital lease for financial reporting purposes. The majority of our leases are classified as operating leases. We record the minimum lease payments for our operating leases on a straight-line basis over the lease term, including option periods which in the judgment of management are reasonably assured of renewal. The lease term commences on the date that the lessee obtains control of the property, which is normally when the property is ready for tenant improvements. Contingent rent expense is recognized as incurred and is usually based on either a percentage of restaurant sales or as a percentage of restaurant sales in excess of a defined amount. Our lease costs will change based on the lease terms of our lease renewals as well as leases that we enter into with respect to our new restaurants.
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
Business Combination. On June 27, 2018, we completed the acquisition of all outstanding interests in Barteca, which was accounted for as business combinations using the acquisition method of accounting. See Note 3 Acquisitions to the consolidated financial statements.
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
The purchase accounting for the Barteca Acquisition is incomplete and our estimates and assumptions are subject to change during the measurement period. The primary areas of the purchase price allocations that are not yet finalized relate to deferred taxes, which will have a corresponding change to goodwill.
Income Taxes. We have accounted for, and currently account for, income taxes in accordance with ASC Topic 740, Accounting for Income Taxes. This statement requires an asset and liability approach for financial accounting and reporting of income taxes. Under ASC Topic 740, income taxes are accounted for based upon the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Income taxes are one of our critical accounting policies and estimates and therefore involve a certain degree of judgment. We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances available at that time while the actual effective tax rate is calculated at year-end. See Note 2 Summary of Significant Accounting Policies and Note 7 Income Taxes to the consolidated financial statements.
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
The Company assesses the available positive and negative evidence at each balance sheet date to determine whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. The purpose of this analysis is to assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets and in making this determination, we consider all available positive and negative evidence and make certain assumptions. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the applicable carryback or carryforward periods. To the extent we generate sufficient taxable income in the future to fully utilize the tax benefits of the net deferred tax assets on which a valuation allowance was recorded; our effective tax rate may decrease as the valuation allowance is reversed. During fiscal 2018, the Company entered a three year cumulative loss position and established a valuation allowance against deferred tax assets, as of December 25, 2018 valuation allowance was $17.4 million. See Note 7 Income Taxes to our consolidated financial statements.
Recent Events

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
In connection with the completion of the Barteca Acquisition, we entered into a new credit agreement that provides for (i) senior secured term loans in an aggregate principal amount of $390.0 million (“Term Loan B”) and (ii) senior secured revolving credit commitments in an aggregate principal amount of $50.0 million (“Revolving Loan,” and, collectively with the term loans, the “2018 Credit Facility”). See Note 9, Long-Term Debt in the notes to our consolidated financial statements for information regarding our credit facility.
On August 1, 2018, we entered into an underwriting agreement with certain underwriters with respect to (i) the sale by the Company of 11,250,000 shares of the Company’s common stock, par value $0.001 per share, to the underwriters and (ii) the grant by the Company to the underwriters of an option (the “Option”) to purchase up to 1,687,500 additional shares of the Company’s common stock (together, the “Shares”). The sale of the Shares, including the exercise in full of the Option, closed on August 6, 2018. The total proceeds of $97.8 million from the public offering of common stock were used to repay a portion of Term Loan B. See Note 9, Long-Term Debt in the notes to our consolidated financial statements.
On August 27, 2018 we amended (the “First Amendment”) Term Loan B (“Amended Term Loan B”). The First Amendment amends the 2018 Credit Facility, to, among other things, provide the Company with additional term loans (“Additional Term Loans”) in an aggregate principal amount of $18.0 million. The First Amendment also amended the 2018 Credit Facility to increase the interest rate applicable to the Additional Term Loans and the existing term loans outstanding under the 2018 Credit Facility to, at our option, a rate per annum equal to either a LIBOR or a base rate, plus an applicable margin, which is equal to 6.00% for LIBOR rate loans and 5.00% for base rate loans. See Note 9, Long-Term Debt in the notes to our consolidated financial statements for information regarding our amended credit facility.
On September 21, 2018, we sold all of the outstanding equity interests in our Sullivan’s Steakhouse business (“Sullivan’s") to Sullivan’s Holding LLC, a Delaware limited liability company and affiliate of Romano’s Macaroni Grill, for the total gross proceeds of approximately $32 million, subject to customary adjustments for inventory and cash. See Note 4, Dispositions in the notes to our consolidated financial statements for information regarding discontinued operations.
On February 26, 2019, the Company entered into the Joinder Agreement with JPMorgan Chase Bank, N.A., as the incremental term lender and JPMorgan Chase Bank, N.A. as the administrative agent. The Joinder Agreement provided the Company with incremental term loan commitments in a principal amount equal to $25 million. The Company drew the full amount of the incremental term loans on the date of the Joinder Agreement and received net proceeds of approximately $23.1 million. The Company used the net proceeds of the incremental term loans to repay a portion of the outstanding amounts under its revolving credit facility. The transaction extends the maturity of a portion of the Company’s outstanding indebtedness and since the repayment does not reduce the commitments under the revolving credit facility, the transaction expanded the Company’s sources of liquidity without increasing leverage at this time.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) (“ASU 2017-12”) – Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 is intended to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity's risk management activities by better aligning the entity's financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. We early adopted ASU 2017-12 on June 27, 2018 (Adoption Date). ASU 2017-12 requires that certain provisions be applied on a modified retrospective basis upon adoption, which results in a cumulative catch-up adjustment to the opening balance of accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year of adoption, which is January 1, 2018 (Application Date). Given that no outstanding hedge existed at the Application Date, no provisions elected by us will result in a cumulative effect adjustment to retained earnings. Consequently, the adoption did not have a material impact on our Consolidated Financial Statements and related disclosures. See Note 8 Derivative Instruments to the consolidated financial statements, for disclosures on our derivative instrument and hedging activities.
Recently Issued Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). which requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance (formerly capital) or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require all leases with an initial term greater than one year to be recognized on the balance sheet as a right-of-use ("ROU") asset and a lease liability. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is allowed. The standard provides for a transition method using a modified retrospective approach, which includes a number of optional practical expedients. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which allows lessees to recognize and measure leases at the beginning of the period of adoption without modifying the comparative period financial statements.
We will adopt ASU 2016-02 in the first quarter of 2019 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019. We will elect the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. We will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company will recognize those lease payments in the Consolidated Statements of Earnings on a straight-line basis over the lease term. Currently we expect the most significant impact will be the recognition of right-of-use assets and lease liabilities for operating leases with original terms of over 12 months where the Company is the lessee. We estimate adoption of the new lease standard will result in recognition of right-of-use assets of between $149.5 million and $169.5 million, and lease liabilities of between $201.4 million and $221.4 million, as of December 26, 2018. We also expect to record a cumulative effect adjustment to increase retained earnings of between $5.7 million and $7.7 million, due to current build-to-suit leases and prior deferred gains on sale leaseback transactions.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40) ("ASU 2018-15") - Customer's Accounting for Implementation Costs incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 reduces the complexity of accounting for costs of implementing a cloud computing service arrangement and aligns the following requirements to capitalize implementation costs: (i) those incurred in a hosting arrangement that is a service contract, and (ii) those incurred to develop or obtain internal-use software, including hosting arrangements that include an internal software license. This amended guidance is first effective for our fiscal year beginning on December 15, 2019 with early adoption permitted. The guidance may be adopted either using the prospective or retrospective approach. We are currently evaluating the impact of this new guidance on our financial position and results of operations.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The inherent risk in market risk sensitive instruments and positions primarily relates to potential losses arising from adverse changes in interest rates.
We are exposed to market risk from fluctuations in interest rates. For fixed rate debt, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings under our credit facility, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. At December 25, 2018, we had $323.8 million of outstanding borrowings on the Company’s long-term debt. Holding other variables constant, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $10,000 per $1.0 million of outstanding debt under our credit facility, which would have been approximately $3.2 million less the impact of the hedge over the course of a full fiscal year. See Note 8 Derivative Financial Instruments to our consolidated financial statements included elsewhere in this Annual Report for disclosures on our derivative instrument and hedging activities.
Commodity Price Risk
Although we currently do not engage in futures contracts with respect to potential price fluctuations, we opportunistically manage cost using a combination of short and long term fixed price agreements and market driven formulaic based contract processes. These practices help stabilize our food costs during times of fluctuating prices, although there can be no assurances that this will occur. However, from time to time we are exposed to market price fluctuations in beef, seafood, produce due in part to weather and other market conditions outside of our control. Given the historical volatility of beef, seafood, and produce prices, these fluctuations can materially impact our food and beverage costs. While we have taken steps to qualify multiple suppliers who meet our standards as suppliers for our restaurants and enter into agreements with suppliers for some of the commodities used in our restaurant operations, there can be no assurance that future supplies and costs for such commodities will not fluctuate.
Item 8.     Financial Statements and Supplementary Data
Our consolidated financial statements and notes thereto and the reports of KPMG LLP, our independent registered public accounting firm, are included elsewhere in this Annual Report on Form 10-K, and are incorporated herein by reference.
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.     Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 25, 2018.
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 25, 2018, based on the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded our internal control over financial reporting was effective as of December 25, 2018.
On June 27, 2018, we completed the acquisition of Barteca. As permitted by the Securities and Exchange Commission, management has elected to exclude the Barteca business from its assessment of internal controls over financial reporting as of December 25, 2018. Barteca’s operations are included in the Company’s 2018 consolidated financial statements for the period from June 27, 2018 to December 25, 2018 and represented 53.4% of the Company’s consolidated total assets as of December 25, 2018 and 19.6% of the Company’s consolidated total revenues for the year ended December 25, 2018.
Our independent registered public accounting firm, KPMG LLP, has audited our internal control over financial reporting. KPMG LLP’s report on our internal control over financial reporting appears on page F-3 of this Annual Report on Form 10-K.
Remediation of Previously Identified Material Weakness in Internal Control over Financial Reporting
During 2018, management actively engaged in remediation efforts to address the material weakness in our internal control over financial reporting previously disclosed in Item 9A in our Annual Report on Form 10-K for the fiscal year ended December 26, 2017. At the direction of management, the following actions were taken:

•	we formalized our processes and internal control documentation for non-routine transactions and other complex transactions that occurred during the year;

•	we engaged a national recognized accounting and advisory firm to supplement our internal resources related to preparation and review of the accounting for such transactions; and

•	we strengthened our supervisory reviews by management to address the non-routine transactions and other complex accounting transactions that occurred during the year.
The Company is committed to maintaining a strong internal control environment and management believes that the implemented measures described above effectively remediated the material weakness.
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

Item 9B.     Other Information
None.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance
The information required by this Item regarding our executive officers is provided in "Item 1. Business - Executive Officers and Key Employees" of this Annual Report. All other information required by this item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 25, 2018.
Item 11.     Executive Compensation
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 25, 2018.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
All information, except the equity compensation plans table below, required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 25, 2018.
Equity Compensation Plans
The following table sets forth information as of December 25, 2018, with respect to our equity compensation plans under which our equity securities are authorized for issuance:໿

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Plan Category
Equity compensation plans approved by security holders	1,780,252	$13.84	148,626
Equity compensation plans not approved by security holders	—	—	—
Total	1,780,252	$13.84	148,626
Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 25, 2018.
Item 14.     Principal Accountant Fees and Services
The information required under this item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 25, 2018.

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

2.1
Purchase Agreement and Plan of Merger, dated as of May 6, 2018, by and between Del Frisco’s Restaurant Group, Inc., Bentley Merger Sub, LLC, Barteca Holdings, LLC, RCP Barteca Corp., General Atlantic (BT) Blocker, LLC, the Blocker Sellers and The Sellers’ Representative, filed on May 6, 2018 as Exhibit 10.1 to the Registrant’s Form 8-K (File No. 333-179141) and incorporated herein by reference.

2.2
Purchase Agreement, by and between Del Frisco’s Restaurant Group, Inc. and Sullivan’s Holdings, LLC, dated as of September 17, 2018, filed on September 18, 2018 as Exhibit 2.1 to the Registrant’s Form 8-K (File No. 333-179141) and incorporated herein by reference.

2.3
Amendment to Purchase Agreement, by and between Del Frisco’s Restaurant Group, Inc. and Sullivan’s Holdings, LLC, dated as of September 17, 2018, filed on September 19, 2018 as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A (File No. 333-179141) and incorporated herein by reference.

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

4.1
Rights Agreement, dated as of December 5, 2018, between Del Frisco’s Restaurant Group, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2018).

4.2
Amendment to Rights Agreement, dated as of February 1, 2019, between Del Frisco’s Restaurant Group, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2019).

4.3
Certificate of Designations of Series B Preferred Stock of Del Frisco’s Restaurant Group, Inc., as filed with the Secretary of State of the State of Delaware on December 6, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2018).

4.4
Certificate of Elimination of Series B Preferred Stock of Del Frisco’s Restaurant Group, Inc., as filed with the Secretary of State of the State of Delaware on February 1, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2019).

10.1
Loan Agreement, dated as of October 15, 2012, by and among Del Frisco’s Restaurant Group, Inc., certain subsidiaries as guarantors, and JP Morgan Chase Bank N.A. filed on March 27, 2018 as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 26, 2017 and incorporated herein by reference.

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

10.6	#
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
Employment Agreement, dated October 4, 2017, between William S. Martens, III and DFRG Management, LLC. filed on May 5, 2018 as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2018 and incorporated herein by reference.

10.9	#
Employment Agreement, dated May 5, 2017, between Neil Thomson and Del Frisco’s Restaurant Group, Inc., filed on May 8, 2017 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.10	#
Employment Agreement, dated January 9, 2017, between Scott Smith and Del Frisco’s Restaurant Group, Inc., filed on May 5, 2018 as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2018 and incorporated herein by reference.

10.11	#
Separation Agreement and General Release, dated May 5, 2017, between Thomas J. Pennison, Jr. and Center Cut Hospitality, Inc., filed on May 5, 2018 as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2018 and incorporated herein by reference.

10.12	#
Separation Agreement and General Release, by and between Del Frisco’s Restaurant Group, Inc., DFRG Management, LLC and Ray Risley, dated August 20, 2018, filed on September 26, 2018 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.13	#
Form of Indemnification Agreement for officers and directors, filed on June 11, 2012 as Exhibit 10.3 to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-179141) and incorporated herein by reference.

10.14
First Amendment to Loan Agreement, dated as of October 8, 2013, among the Company and JPMorgan Chase Bank, N.A. filed on October 9, 2013 as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 3, 2013 and incorporated herein by reference.

10.15
Second Amendment to Loan Agreement, dated as of June 30, 2015, among the Company and JPMorgan Chase Bank, N.A. filed on July 2, 2015 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.16
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

10.18
Fifth Amendment to Loan Agreement, dated as of May 24, 2017, among the Company and JPMorgan Chase Bank, N.A. filed on May 26, 2017 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.19
Sixth Amendment to Loan Agreement, dated as of October 20, 2017, among the Company and JPMorgan Chase Bank, N.A. filed on October 25, 2017 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.20
Credit Agreement, dated as of June 27, 2018, among Del Frisco’s Restaurant Group, Inc., JPMorgan Chase Bank, N.A., as administrative agent, the other agents and arrangers party thereto and the several lenders party thereto, filed on June 28, 2018 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.21
Joinder Agreement, dated as of February 26, 2019, by and among Del Frisco’s Restaurant Group, Inc., as the borrower, JPMorgan Chase Bank, N.A., as the incremental term loan lender and JPMorgan Chase Bank, N.A., as the administrative agent, to the Credit Agreement, dated as of June 27, 2018 (as amended by that certain First Amendment, dated as of August 27, 2018), by and among Del Frisco’s Restaurant Group, Inc., as the borrower, JPMorgan Chase Bank, N.A., as the administrative agent and the other lenders from time to time party thereto filed on February 27, 2019 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.22
Cooperation Agreement, dated February 1, 2019, by and among Del Frisco’s Restaurant Group, Inc. and Engaged Capital, LLC and certain of its affiliates filed on February 4, 2019 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

10.23	#
Form of Non-Qualified Stock Option Award Agreement under the Del Frisco’s Restaurant Group 2012 Long-Term Incentive Plan filed on February 28, 2017 as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 2016 and incorporated herein by reference.

10.24	#
Form of Incentive Stock Option Award Agreement under the Del Frisco’s Restaurant Group 2012 Long-Term Incentive Plan filed on February 28, 2017 as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 2016 and incorporated herein by reference.

10.25	#
Form of Restricted Stock Award Agreement under the Del Frisco’s Restaurant Group 2012 Long-Term Incentive Plan filed on February 28, 2017 as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 2016 and incorporated herein by reference.

10.26	#
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

Date: March 11, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Norman J. Abdallah	Chief Executive Officer and Director	March 11, 2019
Norman J. Abdallah	(Principal Executive Officer)

/s/ Neil H. Thomson	Chief Financial Officer	March 11, 2019
Neil H. Thomson	(Principal Financial and Accounting Officer)

/s/ Ian R. Carter	Chairman of the Board, Director	March 11, 2019
Ian R. Carter

/s/ David B. Barr	Director	March 11, 2019
David B. Barr

/s/ Pauline J. Brown	Director	March 11, 2019
Pauline J. Brown

/s/ Richard L. Davis	Director	March 11, 2019
Richard L. Davis

/s/ William Lamar, Jr.	Director	March 11, 2019
William Lamar, Jr.

/s/ Joseph E. Reece	Director	March 11, 2019
Joseph E. Reece

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Del Frisco’s Restaurant Group, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Del Frisco’s Restaurant Group, Inc. and subsidiaries (the Company) as of December 25, 2018 and December 26, 2017, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 25, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2018 and December 26, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 25, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 25, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
March 11, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Del Frisco’s Restaurant Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Del Frisco’s Restaurant Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 25, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 25, 2018 and December 26, 2017, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 25, 2018, and related notes (collectively, the consolidated financial statements), and our report dated March 11, 2019 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Barteca Holdings, LLC during 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 25, 2018, Barteca Holdings, LLC’s internal control over financial reporting associated with total assets of $387.9 million and total revenues of $74.2 million included in the consolidated financial statements of the Company as of and for the year ended December 25, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Barteca Holdings, LLC.
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
/s/   KPMG LLP

Dallas, Texas
March 11, 2019

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of
(Amounts in thousands, except share data)	December 25, 2018	December 26, 2017
ASSETS
Current assets:
Cash and cash equivalents	$8,535	$4,553
Inventory	22,461	15,539
Income taxes receivable	2,861	3,369
Lease incentives receivable	6,775	1,739
Prepaid expenses	8,284	5,383
Other current assets	9,043	3,392
Current assets held for sale	—	3,028
Total current assets	57,959	37,003
Property and equipment:
Buildings and improvements	17,500	—
Leasehold improvements	251,417	157,306
Furniture, fixtures, and equipment	85,164	61,500
Construction in progress	24,906	10,076
Property and equipment, gross	378,987	228,882
Less accumulated depreciation	(91,184)	(75,566)
Property and equipment, net	287,803	153,316
Deferred compensation plan investments	13,556	14,644
Goodwill	156,131	43,928
Intangible assets, net	206,573	20,284
Deferred income taxes	—	1,683
Other assets	4,010	543
Noncurrent assets held for sale	—	57,068
Total assets	$726,032	$328,469

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	43,527	13,940
Sales tax payable	3,215	3,314
Accrued payroll	11,258	7,103
Current portion of deferred rent obligations	4,193	4,177
Deferred revenue	16,624	17,646
Other current liabilities	6,026	5,076
Current portion of capital and financing lease obligations	1,714	—
Current portion of long-term debt	3,100	—
Current liabilities held for sale	—	575
Total current liabilities	89,657	51,831
Noncurrent liabilities:
Long-term debt	320,736	24,477
Deferred compensation plan liabilities	8,059	11,326
Obligations under capital and financing lease, net	11,828	—
Deferred rent obligations	56,442	41,166
Deferred income taxes, net	23,900	—
Other noncurrent liabilities	1,828	1,935
Noncurrent liabilities held for sale	—	8,647
Total liabilities	512,450	139,382
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares outstanding at December 25, 2018 and December 26, 2017, respectively.	—	—
Common stock, $0.001 par value, 190,000,000 shares authorized, 37,444,400 issued and 33,321,795 outstanding and 24,420,490 issued and 20,309,341 shares outstanding at December 25, 2018 and December 26, 2017, respectively.	37	24
Treasury stock at cost: 4,122,605 shares and 4,111,149 shares at December 25, 2018 and December 26, 2017, respectively.	(67,823)	(67,823)
Additional paid in capital	248,618	147,503
Retained earnings	33,379	109,383
Accumulated other comprehensive loss, net of tax	(629)	—
Total stockholders' equity	213,582	189,087
Total liabilities and stockholders' equity	$726,032	$328,469
See accompanying notes to consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Fiscal Year Ended
(Amounts in thousands, except per share data)	December 25, 2018	December 26, 2017	December 27, 2016
Revenues	$378,216	$293,827	$273,884
Costs and expenses:
Costs of sales	105,985	83,617	76,319
Restaurant operating expenses (excluding depreciation and amortization shown separately below)	189,890	141,520	129,018
Marketing and advertising costs	8,255	6,318	5,789
Pre-opening costs	9,351	2,182	3,446
General and administrative costs	39,650	26,891	23,315
Donations	335	836	—
Consulting project costs	6,420	2,786	—
Acquisition costs	11,123	—	—
Reorganization severance costs	2,202	1,072	793
Lease termination and closing costs	3,779	(2)	142
Impairment charges	2,115	22,930	—
Depreciation and amortization	21,713	17,595	14,903
Total costs and expenses	400,818	305,745	253,725
Insurance settlements	72	—	—
Operating (loss) income	(22,530)	(11,918)	20,159
Other income (expense), net:
Interest, net of capitalized interest	(32,179)	(783)	(70)
Other	(810)	(1,435)	(433)
(Loss) income before income taxes	(55,519)	(14,136)	19,656
Income tax (benefit) expense	(5,653)	(13,317)	5,321
(Loss) income from continuing operations	(49,866)	(819)	14,335
(Loss) income from discontinued operations, net of tax	(26,437)	(10,638)	3,431
Net (loss) income	$(76,303)	$(11,457)	$17,766

Net income (loss) per average common share outstanding—basic
(Loss) income from continuing operations	$(1.96)	$(0.04)	$0.61
(Loss) income from discontinued operations	(1.04)	(0.49)	0.15
Net (loss) income	$(3.00)	$(0.53)	$0.76
Net income (loss) per average common share outstanding—diluted
(Loss) income from continuing operations	$(1.96)	$(0.04)	$0.61
(Loss) income from discontinued operations	(1.04)	(0.49)	0.15
Net (loss) income	$(3.00)	$(0.53)	$0.76
Weighted-average number of common shares outstanding:
Basic:	25,412	21,570	23,322
Diluted:	25,412	21,570	23,435

See accompanying notes to consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income

	Fiscal Year Ended
(Amounts in thousands)	December 25, 2018	December 26, 2017	December 27, 2016
Net (loss) income	$(76,303)	$(11,457)	$17,766
Other comprehensive (loss) income, net of tax:
Change in unrealized gain (loss) on cash flow hedge(1)	(629)	—	—
Other comprehensive income (loss), net of tax	(629)	—	—
Comprehensive (loss) income	$(76,932)	$(11,457)	$17,766

(1)
Change in unrealized gain (loss) on cash flow hedges is presented net of tax, which was zero for the fiscal year ended December 25, 2018. There was no cash flow hedging activity for the fiscal year ended December 26, 2017 and December 27, 2016, respectively.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock
(Amounts in thousands, except share data)	Shares	Par Value	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated other Comprehensive Income (Loss)	Total
Balance at December 29, 2015	23,313,169	$24	$137,601	$(13,000)	$103,074	$—	$227,699
Net income	—	—	—	—	17,766	—	17,766
Share-based compensation costs	—	—	2,602	—	—	—	2,602
Stock option exercises, including tax effects	228,800	—	3,207	—	—	—	3,207
Shares issued under stock compensation plan, net of shares withheld for tax effects	33,492	—	(85)	—	—	—	(85)
Treasury stock purchases, net of tax effects related to vested restricted stock and restricted stock units	(303,187)	—	—	(4,823)	—	—	(4,823)
Balance at December 27, 2016	23,272,274	$24	$143,325	$(17,823)	$120,840	$—	$246,366
Net loss	—	—	—	—	(11,457)	—	(11,457)
Share-based compensation costs	—	—	2,819	—	—	—	2,819
Stock option exercises, including tax effects	136,500	—	1,542	—	—	—	1,542
Shares issued under stock compensation plan, net of shares withheld for tax effects	38,743	—	(183)	—	—	—	(183)
Treasury stock purchases, net of tax effects related to vested restricted stock and restricted stock units	(3,138,176)	—	—	(50,000)	—	—	(50,000)
Balance at December 26, 2017	20,309,341	$24	$147,503	$(67,823)	$109,383	$—	$189,087
Cumulative effect adjustment (Note 2)	—	—	—	—	299	—	299
Balance at December 27, 2017	20,309,341	24	147,503	(67,823)	109,682	—	189,386
Net loss	—	—	—	—	(76,303)	—	(76,303)
Other comprehensive loss, net of tax	—	—	—	—	—	(629)	(629)
Share-based compensation costs	—	—	4,045	—	—	—	4,045
Issuance of common stock through public offering, net of fees and issuance costs	12,937,500	13	97,198	—	—	—	97,211
Stock option exercises, including tax effects	4,000	—	52	—	—	—	52
Shares issued under stock compensation plan, net of shares withheld for tax effects	70,954	—	(180)	—	—	—	(180)
Balance at December 25, 2018	33,321,795	$37	$248,618	$(67,823)	$33,379	$(629)	$213,582

See accompanying notes to consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Fiscal Year Ended
(Amounts in thousands)	December 25, 2018	December 26, 2017	December 27, 2016
Cash flows from operating activities:
Net (loss) income	$(76,303)	$(11,457)	$17,766
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	24,682	23,399	18,865
Loss on disposal of restaurant property	505	1,413	429
Loss on Sullivan's sale	23,620	—	—
Loss on extinguishment of debt	18,266	—	—
Amortization of debt issuance costs	742	3	2
Share based compensation	4,045	2,819	2,666
Impairment charges	2,199	37,053	598
Deferred income taxes	(4,163)	(14,951)	1,575
Amortization of deferred lease incentives	(872)	(1,055)	(1,140)
Changes in operating assets and liabilities:
Inventory	(4,605)	(1,629)	908
Lease incentives receivable	10,845	8,065	2,692
Prepaid expenses and other assets	(4,227)	(3,757)	(1,497)
Insurance settlement	72	1,153	—
Accounts payable	19,383	(1,808)	(2,666)
Income taxes	508	230	1,888
Deferred rent obligations	2,158	2,624	2,307
Deferred revenue	(1,696)	(1,089)	1,100
Other liabilities	(3,991)	(2,989)	4,322
Net cash provided by operating activities	11,168	38,024	49,815
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	14,692	3,078
Purchase of trade name	—	—	(546)
Insurance settlement for property and equipment	—	1,073	—
Purchases of property and equipment	(85,838)	(39,426)	(36,698)
Other investing activities	(1,348)	(268)	(2)
Purchase of Barteca, net of cash acquired	(325,193)	—	—
Proceeds from Sullivan's sale, net	29,894	—	—
Net cash used in investing activities	(382,485)	(23,929)	(34,168)
Cash flows from financing activities:
Payments on borrowings	(176,741)	(37,250)	(16,500)
Proceeds from borrowings	475,713	58,750	12,000
Payment of debt issuance costs	(21,460)	—	—
Principal payments of capital and financing lease obligations	(138)	—	—
Proceeds from sale of common stock, net of issuance costs	97,211	—	—
Purchases of treasury stock	—	(50,000)	(4,823)
Proceeds from loan against deferred compensation investments	2,146	3,546	—
Payments on loan against deferred compensation investments	(1,304)	(569)	—
Cash tax payment for share-based awards	(180)	(183)	(85)
Proceeds from exercise of stock options	52	1,542	3,207
Net cash (used in) provided by financing activities	375,299	(24,164)	(6,201)
Less: Net change in cash and cash equivalents from discontinued operations	(34)	(41)	—
Net change in cash and cash equivalents	4,016	(10,028)	9,446
Cash and cash equivalents at beginning of period	4,553	14,622	5,176
Cash and cash equivalents at end of period	$8,535	$4,553	$14,622
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$10,990	$665	$87
Income taxes	$1,191	$2,271	$3,756
Non cash investing and financing activities:
Capital expenditures included in accounts payable at end of period	$5,999	$3,927	$968
Tenant improvement allowance receivables	$13,755	$—	$—
Capital lease	$887	$—	$—
Cumulative effect adjustment	$299	$—	$—
Acquisition of trade name financed by current liabilities	$—	$—	$100
See accompanying notes to consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. Organization, Business and Basis of Presentation
Description of Business
As of December 25, 2018 Del Frisco’s Restaurant Group, Inc. ("we," "us," "our," “Del Frisco’s” or the “Company”) owned and operated 73 restaurants under the concept names of Del Frisco’s Double Eagle Steakhouse (“Double Eagle”), Barcelona Wine Bar (“Barcelona”), bartaco, and Del Frisco’s Grille (“Grille”). Of the 73 we owned and operated at the end of the period covered by this report, there were 16 Double Eagles restaurants, 15 Barcelona restaurants, 18 bartaco restaurants, and 24 Grille restaurants. During fiscal 2018, we opened three Double Eagle restaurants at Back Bay in Boston, Massachusetts, Atlanta, Georgia and San Diego, California, three bartaco restaurants, post Barteca Acquisition, in North Hills, North Carolina, Fort Point, Massachusetts and Dallas, Texas, and three Grille restaurants in Westwood, Massachusetts, Philadelphia, Pennsylvania and Fort Lauderdale, Florida.
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
In connection with the completion of the Barteca Acquisition, we entered into a new credit agreement that provides for (i) senior secured term loans in an aggregate principal amount of $390.0 million (“Term Loan B”) and (ii) senior secured revolving credit commitments in an aggregate principal amount of $50.0 million (“Revolving Loan,” and, collectively with the term loans, the “2018 Credit Facility”). See Note 9, Long-Term Debt in the notes to our consolidated financial statements for information regarding our credit facility.
On August 1, 2018, we entered into an underwriting agreement with certain underwriters with respect to (i) the sale by the Company of 11,250,000 shares of the Company’s common stock, par value $0.001 per share, to the underwriters and (ii) the grant by the Company to the underwriters of an option (the “Option”) to purchase up to 1,687,500 additional shares of the Company’s common stock (together, the “Shares”). The sale of the Shares, including the exercise in full of the Option, closed on August 6, 2018. The total proceeds of $97.8 million from the public offering of common stock were used to repay a portion of Term Loan B. See Note 9, Long-Term Debt in the notes to our consolidated financial statements.
On August 27, 2018, we amended (the “First Amendment”) Term Loan B (“Amended Term Loan B”). The First Amendment amends the 2018 Credit Facility to, among other things, provide the Company with additional term loans (“Additional Term Loans”) in an aggregate principal amount of $18.0 million. The First Amendment also amended the 2018 Credit Facility to increase the interest rate applicable to the Additional Term Loans and the existing term loans outstanding under the 2018 Credit Facility to, at our option, a rate per annum equal to either a LIBOR or a base rate, plus an applicable margin, which is equal to 6.00% for LIBOR rate loans and 5.00% for base rate loans. See Note 9, Long-Term Debt in the notes to our consolidated financial statements for information regarding our amended credit facility.
On September 21, 2018, we sold all of the outstanding equity interests in our Sullivan’s Steakhouse business (“Sullivan’s") to Sullivan’s Holding LLC, a Delaware limited liability company and affiliate of Romano’s Macaroni Grill, for the total gross proceeds of approximately $32 million, subject to customary adjustments for inventory and cash. See Note 4, Dispositions in the notes to our consolidated financial statements for information regarding discontinued operations.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Del Frisco's Restaurant Group, Inc. and its wholly owned subsidiaries (we, us, our or the Company). All significant intercompany accounts and transactions have been eliminated.
Fiscal Year
We operate on a 52- or 53-week fiscal year ending the last Tuesday in December. Fiscal 2018, 2017 and 2016 included 52 weeks of operations. Beginning in fiscal 2018, we changed to a fiscal quarter calendar where each quarter contains 13 weeks, other than in a 53-week year where the last quarter of the year will contain 14 weeks. Previously, the first three quarters of our fiscal year consisted of 12 weeks each and the fourth quarter consisted of 16 weeks or 17 weeks in a 53-week year.
Concentrations
We have certain financial instruments exposed to a concentration of credit risk, which consist primarily of cash and cash equivalents. We place cash with high-credit-quality financial institutions, and, at times, such cash may be in excess of the federal depository insurance limit.
Additionally, we purchased a significant amount of total beef purchases from two suppliers during fiscal 2018, and from one supplier during fiscal 2017 and 2016. Due to the nature of the beef purchases, there are alternative sources of supply available; however, a change in suppliers could potentially cause increased costs.
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents include currency on hand, demand deposits with banks or other financial institutions, credit card receivables, and short-term investments with maturities of three months or less when purchased. Book overdraft balances resulting from the Company’s cash management program are recorded as accounts payable.
Financial Instruments
We consider the carrying amounts of cash and cash equivalents, short-term investments, receivables and accounts payable to approximate fair value based on the short-term nature of these items. Borrowings available under the credit facility at December 25, 2018 have variable interest rates that reflect currently available terms and conditions for similar debt. See Note 15 Fair Value Measurement.
We recognize all derivative instruments as either derivative assets or liabilities in the Consolidated Balance Sheets and measure their carrying amounts at fair value. We currently only enter into and hold derivatives for hedging purposes and specifically, cash flow hedges. When we apply hedge accounting to a derivative, we will identify the specific designated derivative and the hedged item in contemporaneous documentation at inception of the hedging relationship. We will also assess effectiveness of the hedge at inception and on an ongoing basis. The hedge accounting will be discontinued when: (i) the designated derivative matures or is sold, terminated or exercised (ii) change of circumstances renders the hedging relationship illegible for hedge accounting. For example, hedge effectiveness assessment shows that the hedge is no longer highly effective or (iii) by management’s discretion. See Note 8 Derivative Financial Instruments to the consolidated financial statements.
We follow the cash flow hedge guidance under ASU 2017-12 to determine the profit and loss impact of cash flow hedges. Specifically, we book the entire change in the fair value of the hedging derivative in other comprehensive income (loss). Those amounts are subsequently reclassified to earnings in the same line item in the Consolidated Statements of Operations and Comprehensive Income (Loss) that is used to present the earnings effect of the hedged item when the hedged item affects earnings.
We classify any cash flows from our cash flow hedges in the same category in the Consolidated Statements of Cash Flows as the cash flows from the items subject to the hedging relationships. We assess the effectiveness of the hedge relationship based on the changes in an option’s intrinsic value and excludes the option’s time value (excluded component). We elect to amortize the initial value of the excluded component into earnings over the life of the cash flow hedges.
Inventories
Inventories, which primarily consist of food and beverages, are valued at the lower of cost, using the first-in, first-out (FIFO) method, or net realizable value.
Property and Equipment
Property and equipment are stated at cost. Maintenance, repairs, and renewals that do not enhance the value or increase the lives of the assets are expensed as incurred.

The estimated useful lives of the assets are as follows:

Description	Asset Life
Land Improvements	15 years (straight-line)
Buildings and improvements	39 years (straight-line)
Leasehold improvements	Lesser of 20 years or Life of Lease (straight-line)
Computer/Software	4 years (straight-line)
Restaurant & Office Equipment	7 years (straight-line)
Point-of-Sale Equipment	4 years (straight-line)
Furniture/Décor	7 years (straight-line)
Auto/Trucks	5 years (straight-line)
Smallwares	2 years (straight-line)
The Company evaluates arrangements for which it is involved in the construction of leased restaurant space to determine whether build-to-suit accounting criteria have been met.  When arrangements meet such criteria, the Company is deemed the owner of the construction project, which is generally limited to the leased restaurant space and build-out thereof.  The Company accumulates costs related to build-to-suit projects in its construction-in-progress account until the restaurant opens. At that time, the costs accumulated to date are reclassified to property and equipment and are depreciated according to the Company's depreciation policies. See Note 10 Financing Lease Obligations.
Interest is capitalized in connection with the construction of restaurant facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest was $1.1 million for the fiscal year ended December 25, 2018, $0.1 million for the fiscal year ended December 26, 2017, and a nominal amount for the fiscal year ended December 27, 2016.
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
Goodwill and Other Intangible Assets
Our intangible assets primarily include goodwill, trade names and licensing agreements. Our trade names include “Del Frisco’s Double Eagle Steakhouse”, “Barcelona Wine Bar” and "bartaco", all of which have indefinite lives and, accordingly, are not subject to amortization. Goodwill represents the excess of costs over the fair value of the net assets acquired.
Goodwill and intangible assets that have indefinite useful lives are not amortized. However, both goodwill and trade names are subject to annual impairment testing, or more frequently if an event or other circumstance indicates that goodwill or the trade names may be impaired.  We amortize our finite-lived intangible assets on a straight-line basis over the estimated period of benefit, generally 7 to 17 years. Liquor licenses that were acquired in the Barteca Acquisition are amortized over an estimated useful life of each individual license, which is currently estimated to be one year. See Note 5 Intangible Assets and Goodwill for additional information.

The impairment evaluation for goodwill is conducted annually. The fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows and a market-based approach. We make assumptions regarding future profits and cash flows, expected growth rates, terminal value, and other factors which could significantly impact the fair value calculations. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, an impairment charge is recorded for the difference not to exceed the carrying value of the goodwill. Currently, our reporting units are the Del Frisco’s Double Eagle, Barcelona Wine Bar and bartaco reporting units. We perform our annual impairment test as of year-end.
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
The valuation result for our Double Eagle reporting unit showed that the fair value was significantly in excess of the carrying value, and the valuation results for our Barcelona and bartaco reporting units showed that the fair values were in excess of the carrying values by approximately 5% and 6%, respectively. Unfavorable fluctuations in the discount rate or declines in forecasted revenues and margins could result in an impairment. Any increase in discount rate, in conjunction with any decrease to the long-term projections in cash flows  will negatively affect the current valuations. Due to the inherent uncertainties involved in making the estimates and assumptions used in the fair value analysis, actual results may differ, which could alter the fair value of the reporting units, and possibly result in impairment charges in future periods.
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
Loan Costs
Loan costs are stated at cost and amortized using the effective interest method over the life of the related loan. See Note 9 Long-Term Debt.
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
During the third quarter of fiscal 2018, we determined that the carrying value of one Double Eagle and two Grille restaurants was most likely not recoverable. Therefore, we recorded a non-cash impairment charge of $2.1 million, of which $2.0 million was related to the Chicago Double Eagle restaurant, which represents the difference between the carrying values of the restaurant assets and the estimated fair values of leasehold improvements, furniture and restaurant equipment that may be transferred to other restaurant locations.These amounts are included in impairment charges in the consolidated statements of operations.
During fiscal 2017, we determined that the carrying values of one Double Eagle and four Grille restaurants were most likely not recoverable. Therefore, we recorded a non-cash impairment charge of $22.9 million, which represents the difference between the carrying values of the restaurant assets and the estimated fair values of leasehold improvements, furniture and restaurant equipment that may be transferred to other restaurant locations. These amounts are included in impairment charges in the consolidated statements of operations.
During fiscal 2016, we did not recognize impairment charges of long-lived assets.
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
Business Combination.
On June 27, 2018, we completed the acquisition of all outstanding interests in Barteca, which was accounted for as a business combination using the acquisition method of accounting.
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
On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (TCJA) was enacted. The TCJA contains significant changes to corporate taxation, including reduction of the federal corporate tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, limitation of the tax deduction for interest expense, limitation of the deduction for net operating losses and elimination of net operating loss carrybacks, and modifying or repealing many business deductions and credits including the limitation on deductions for certain executive compensation arrangements under Section 162(m) of the Internal Revenue Code. We completed our accounting for the TCJA under ASC 740 during fiscal 2018. See Note 7 Income Taxes.
The Company assesses the available positive and negative evidence at each balance sheet date to determine whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. The purpose of this analysis is to assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets and in making this determination, we consider all available positive and negative evidence and make certain assumptions. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the applicable carryback or carryforward periods. To the extent we generate sufficient taxable income in the future to fully utilize the tax benefits of the net deferred tax assets on which a valuation allowance was recorded; our effective tax rate may decrease as the valuation allowance is reversed. During fiscal 2018, the Company entered a three year cumulative loss position and established a valuation allowance against deferred tax assets, as of December 25, 2018 valuation allowance was $17.4 million against deferred tax assets. See Note 7 Income Taxes.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense for the fiscal years ended December 25, 2018, December 26, 2017 and December 27, 2016 was $8.3 million, $6.3 million, and $5.8 million, respectively.
Revenue Recognition
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
The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a restaurant Guest or other customer. Revenue from restaurant sales is recognized when food and beverage products are sold, as the Company’s performance obligation to provide food and beverage to the customer has been satisfied.
Proceeds from the sale of gift cards are recorded as deferred revenue at the time of sale and recognized as revenue when the Company’s performance obligations to provide food and beverage to the customer is satisfied upon redemption by the holder or when we expect to be entitled to gift card breakage and we determine there is no legal obligation to remit the value of the unredeemed gift cards to governmental agencies.
We determine the gift card breakage rate based upon historical redemption patterns. The Company recognizes gift card breakage by applying its estimate of the rate of gift card breakage on a pro rata basis over the period of estimated redemption. Certain of our gift cards are sold at a discount and the net value (face value to be redeemed less the proceeds received) is deferred until redeemed or breakage is deemed appropriate.
During the fourth quarter of 2018, we re-evaluated the estimated timing of gift card redemptions as it relates to the length of time over which our customers are likely to redeem a gift card. We also re-evaluated the estimated percentage of gift card breakage to recognize and aligned the recognition of gift card breakage revenue based on most recent redemption history available. As a result, the Company recognized a $0.7 million reduction to the gift card breakage revenue from continued operations. This change in accounting estimate increased the net loss from continued operations by $0.4 million or $0.03 per diluted share, based on the current effective tax rate, for the 52 weeks ended December 25, 2018.
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
Deferred revenue relates to unearned gift card liability and our loyalty program in which registered members earn loyalty points when they join and when they make purchases. We recognize the current sale and defer a portion of the revenue to reflect the value of the loyalty points the member is entitled to receive. We estimate the future value of the loyalty point based on the historical average value of redemptions. We also estimate what portion of registered members are not likely to redeem based on historical activity and recognize the deferred revenue related to those purchases. We recognize the deferred revenue in restaurant revenue on earned rewards when the Company satisfies its performance obligation at redemption, or upon expiration. We compare the estimate of the value of future awards to historical redemptions to evaluate the reasonableness of the deferred amount.
Prior to the adoption of Topic 606, revenue from restaurant sales is recognized when food and beverage products are sold. Proceeds from the sale of gift cards are recorded as deferred revenue at the time of sale and recognized as revenue when the gift card is redeemed by the holder or the likelihood of redemption becomes remote (gift card breakage) and we determine there is no legal obligation to remit the value of the unredeemed gift cards to governmental agencies. We determine the gift card breakage rate based upon historical redemption patterns. Certain of our gift cards are sold at a discount and the net value (face value to be redeemed less the proceeds received) is deferred until redeemed or breakage is deemed appropriate. Additionally, revenues are net of the cost of loyalty points earned associated with sales made to customers in our loyalty program. We exclude from revenue any taxes assessed by governmental agencies that are directly imposed on revenue-producing transactions between us and a customer.
Contract liabilities
Unearned gift card revenue at December 25, 2018, December 26, 2017, and December 27, 2016 was $9.3 million, $10.3 million, and $11.3 million and recorded in deferred revenue. Unearned loyalty revenue, which was also included in deferred revenue in the accompanying consolidated balance sheets, was $7.3 million and $7.4 million at December 25, 2018, and December 26, 2017.
Revenue recognized in the consolidated statements of operations and comprehensive income (loss) for the redemption of gift cards that were included in the liability balance at the beginning of the fiscal year was as follows:

	Fiscal Year Ended
(Amounts in thousands)	December 25, 2018	December 26, 2017	December 27, 2016
Gift card revenue	$11,855	$12,726	$12,797
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
Reclassifications
Certain amounts from the prior years have been reclassified to conform with the fiscal 2018 presentation.
Other Recently Adopted Accounting Pronouncements
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) ("ASU 2016-15") – Classification of Certain Cash Receipts and Cash Payments. This ASU is intended to clarify the presentation of cash receipts and payments in specific situations. The amendments in this update were effective for financial statements issued for annual periods that began after December 15, 2017, including interim periods within those annual periods, and early application was permitted. An entity should apply ASU 2016-15 using a retrospective transition method to each period presented. We adopted ASU 2016-15 beginning in fiscal 2018. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) (“ASU 2017-12”) – Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 is intended to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity's risk management activities by better aligning the entity's financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. We early adopted ASU 2017-12 on June 27, 2018 (Adoption Date). ASU 2017-12 requires that certain provisions be applied on a modified retrospective basis upon adoption, which results in a cumulative catch-up adjustment to the opening balance of accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year of adoption, which is January 1, 2018 (Application Date). Given that no outstanding hedge existed at the Application Date, no provisions elected by us will result in a cumulative effect adjustment to retained earnings. Consequently, the adoption did not have a material impact on our Consolidated Financial Statements and related disclosures. See Note 8 Derivative Instruments for disclosures on our derivative instrument and hedging activities.
Recently Issued Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). which requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance (formerly capital) or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require all leases with an initial term greater than one year to be recognized on the balance sheet as a right-of-use ("ROU") asset and a lease liability. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is allowed. The standard provides for a transition method using a modified retrospective approach, which includes a number of optional practical expedients. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which allows lessees to recognize and measure leases at the beginning of the period of adoption without modifying the comparative period financial statements.
We will adopt ASU 2016-02 in the first quarter of 2019 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019. We will elect the package of practical expedients permitted under the transition guidance, which allows us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that exist prior to adoption of the new standard. We will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company will recognize those lease payments in the Consolidated Statements of Earnings on a straight-line basis over the lease term. Currently we expect the most significant impact will be the recognition of right-of-use assets and lease liabilities for operating leases with original terms of over 12 months where the Company is the lessee. We estimate adoption of the new lease standard will result in recognition of right-of-use assets of between $149.5 million and $169.5 million, and lease liabilities of between $201.4 million and $221.4 million, as of December 26, 2018. We also expect to record a cumulative effect adjustment to increase retained earnings of between $5.7 million and $7.7 million, due to current build-to-suit leases and prior deferred gains on sales leaseback transactions.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40) ("ASU 2018-15") - Customer's Accounting for Implementation Costs incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 reduces the complexity of accounting for costs of implementing a cloud computing service arrangement and aligns the following requirements to capitalize implementation costs: (i) those incurred in a hosting arrangement that is a service contract, and (ii) those incurred to develop or obtain internal-use software, including hosting arrangements that include an internal software license. This amended guidance is first effective for our fiscal year beginning on December 15, 2019 with early adoption permitted. The guidance may be adopted either using the prospective or retrospective approach. We are currently evaluating the impact of this new guidance on our financial position and results of operations.

3. Acquisitions
On the Acquisition Date, we completed the acquisition of all outstanding interests in Barteca for total cash consideration of $331.2 million, which represents a purchase price of $325 million plus customary adjustments including payments for cash remaining in the business. Barteca owns and operates two restaurant concepts: Barcelona and bartaco. Barcelona and bartaco restaurant concepts are innovative, with a unique vibe, food, drinks and design. Barcelona serves as a neighborhood Spanish tapas bar with an ever-changing selection of tapas, using both local and seasonal ingredients as well as specialties from Spain and the Mediterranean. Barcelona has a superior Spanish wine program and an award winning selection of wines, with 15 locations in seven states and the District of Columbia. bartaco combines fresh, upscale street food with a coastal vibe in a relaxed environment and is inspired by a healthy, outdoor lifestyle. bartaco has 18 locations across ten states.
The following table summarizes the preliminary fair value of identified assets acquired and liabilities assumed at the Acquisition Date:

As of
(Amounts in thousands)	June 27, 2018
Purchase price	$331,199

Allocation of purchase price
Cash and cash equivalents	6,006
Accounts receivable	3,311
Inventory	2,068
Prepaid expenses and other assets	3,740
Leasehold improvements	34,919
Buildings and improvements	17,967
Furniture, fixtures, and equipment	13,207
Construction in progress	4,340
Other assets	1,421
Intangible assets	185,080
(Unfavorable) leases	(785)
Accounts payable and other liabilities	(14,111)
Financing lease obligations	(13,340)
Deferred taxes	(24,825)
Total fair value of net assets acquired:	218,998
Goodwill	$112,201
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
As a result of the acquisition, we have recognized approximately $112.2 million of goodwill, of which $104.7 million is deductible for income tax purposes. Goodwill, of which $42.0 million and $70.2 million is attributable to the Barcelona and bartaco reportable segments, respectively, represents the excess of the purchase price over the aggregate fair value of net assets acquired and is related to the benefits expected as a result of the acquisition, including sales, development and growth opportunities. We believe that Barcelona and bartaco are highly complementary and will provide Del Frisco’s portfolio with significant growth and development opportunities, enabling us to capture market share in the experiential dining segment, while mitigating the effects of seasonality and the risk of economic downturns to our restaurant portfolio.
The purchase accounting is incomplete and our estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date). The primary area of the purchase price allocation that is not yet finalized relate to deferred taxes, which will have a corresponding change to goodwill.
Amounts previously estimated have changed during the measurement period. The changes in estimates included an increase of $4.5 million of buildings and improvements, an increase of $2.0 million of financing lease obligations and a decrease of $0.9 million in accounts payable. We recorded measurement-period adjustments in the fourth quarter of 2018. Depreciation and interest expenses each increased by $0.3 million and $0.1 million, respectively as a result of these measurement-period adjustments.

Pro Forma Results of Operations (unaudited)
The following pro forma results of operations for the fiscal years ended December 25, 2018 and December 26, 2017, have been prepared as though the business acquisition occurred as of the beginning of the prior period presented. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition occurred at the beginning of the periods presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

	Fiscal Year Ended
(Amounts in thousands)	December 25, 2018	December 26, 2017
Revenues	$446,434	$421,996
Net loss	(65,329)	(39,312)
Net loss per average common share
Basic	$(2.57)	$(1.82)
Diluted	$(2.57)	$(1.82)
The above pro forma information includes Barcelona and bartaco actual revenues and net loss of $74.3 million and $1.2 million, respectively, contributed post acquisition for the fiscal year ended December 25, 2018. The combined companies incurred acquisition costs and wrote off deferred financing costs related to the transaction and debt amendment of $11.5 million and $18.3 million, respectively, for the fiscal year ended December 25, 2018. These charges are reflected in pro forma net loss for the fiscal year ended December 26, 2017. Pro forma revenues exclude Sullivan’s for each period presented as these amounts are reflected as discontinued operations in the Consolidated Statements of Operations. See Note 4, Dispositions in the notes to our consolidated financial statements for information regarding discontinued operations.
4. Dispositions
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

	Fiscal Year Ended
(Amounts in thousands)	December 25, 2018	December 26, 2017	December 27, 2016
Revenues	$41,280	$67,604	$77,797
Costs and expenses:
Cost of sales	12,889	20,359	22,862
Restaurant operating expenses (excluding depreciation and amortization shown separately below)	21,340	35,650	40,282
Insurance recovery	—	(1,073)	—
Marketing and advertising costs	1,112	2,075	2,471
General and administrative costs	1,403	1,530	1,816
Disposition costs	436	—	—
Lease termination and closing costs	870	540	889
Impairment charges	84	14,123	598
Depreciation and amortization	2,969	5,804	3,962
Total costs and expenses	41,103	79,008	72,880
Insurance settlements	—	1,153	—
Operating income (loss)	177	(10,251)	4,917
Other income (expense)	(667)	(4)	1
Income (Loss) from discontinued operations before income taxes	(490)	(10,255)	4,918
Loss from sale of discontinued operations before income tax	(23,620)	—	—
Income tax expense	2,327	383	1,487
Loss (income) from discontinued operations	$(26,437)	$(10,638)	$3,431
The carrying amounts of major classes of assets and liabilities that were classified as held for sale in the December 26, 2017 Consolidated Balance Sheet were as follows:

As of
(Amounts in thousands)	December 26, 2017
Cash and cash equivalents	$41
Inventory	2,490
Prepaid expenses and other assets	497
Current assets held for sale	$3,028
Property and equipment, net	22,038
Goodwill	18,313
Intangible assets, net	16,716
Deferred income taxes	—
Other assets	1
Noncurrent assets held for sale	$57,068

Accrued payroll	312
Current portion of deferred rent obligations	263
Current liabilities held for sale	$575
Deferred rent obligations	3,664
Deferred income taxes, net	4,983
Other noncurrent liabilities	—
Noncurrent liabilities held for sale	$8,647
Cash flows from Sullivan’s discontinued operations are included in the accompanying Consolidated Statements of Cash Flows. The significant cash flow items from the Sullivan’s divestiture for the fiscal years ended December 25, 2018, December 26, 2017 and December 27, 2016, are as follows:

	Fiscal Year Ended
(Amounts in thousands)	December 25, 2018	December 26, 2017	December 27, 2016
Depreciation and amortization	$2,969	$5,804	$3,962
Capital expenditures	422	8,448	2,489
We performed the annual test for impairment of goodwill and indefinite-lived intangible assets and concluded that $13.4 million impairment, of which $0.3 million was related to the trade name, existed as of December 26, 2017. This represents the difference between the carrying values of the goodwill and trade name for the Sullivan's reporting unit and their estimated fair values.
5. Intangible Assets and Goodwill
The components of intangible assets and goodwill consist of the following:

(Amounts in thousands)	December 25, 2018	December 26, 2017
Amortized intangible assets:
Gross carrying amount:
Favorable leasehold interests	$940	$—
Licensing and development rights	1,077	1,077
Other	2,827	361
Total gross carrying amount	4,844	1,438
Accumulated amortization:
Favorable leasehold interests	(34)	—
Licensing and development rights	(795)	(729)
Other	(180)	(163)
Total accumulated amortization	(1,009)	(892)
Net amortized intangible assets	3,835	546
Unamortized intangible assets:
Goodwill	156,131	43,928
Trade names	201,643	18,643
Liquor license permits	1,095	1,095
Total unamortized intangible assets	$358,869	$63,666
Licensing contract rights and favorable lease rights are being amortized using the straight-line method over the estimated lives of the related contracts and agreements, which are seven to nine years for favorable leasehold interest and 17 years for licensing contract rights. Liquor licenses that are transferable are carried at cost. Such licenses are reviewed for impairment on an annual basis. Liquor licenses that were acquired in Barteca Acquisition are amortized over an estimated useful life of each individual license, which is currently estimated to be one year.
Goodwill is allocated to the Del Frisco’s Double Eagle, Barcelona Wine Bar and bartaco reporting units, as follows: $43.9 million, $42.0 million and $70.2 million at December 25, 2018, and $43.9 million for Del Frisco’s Double Eagle at December 26, 2017.
We have estimated that annual amortization expense will amount to approximately $0.1 million for 2019 to 2023.
Amortization expense was approximately $0.1 million, for the years ended December 25, 2018, December 26, 2017 and December 27, 2016, respectively.
We performed the annual test for impairment of goodwill and indefinite-lived intangible assets and concluded that no impairment existed as of December 25, 2018, December 26, 2017 and December 27, 2016.
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
6. Leases
We lease certain facilities under noncancelable operating leases with terms expiring between 2019 and 2039. The leases have renewal options ranging from 5 to 20 years, which are exercisable at our option. In addition, certain leases contain escalation clauses based on a fixed percentage increase and provisions for contingent rentals based on a percentage of gross revenues, as defined. Total rental expense amounted to $28.0 million, $21.1 million, and $18.6 million, including contingent rentals of approximately $3.8 million, $3.9 million, and $3.6 million for the fiscal years ended December 25, 2018, December 26, 2017 and December 27, 2016, respectively.
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
Future minimum lease payments under noncancelable operating leases include renewal option periods for certain leases when such option periods are included for purposes of calculating straight-line rents. At December 25, 2018, future minimum rentals for each of the next five years and thereafter, and in total, are as follows: ໿

As of
(Amounts in thousands)	December 25, 2018
2019	$32,357
2020	35,070
2021	35,398
2022	36,029
2023	34,871
Thereafter	365,864
Total minimum lease payments	$539,589

7. Income Taxes
Total income tax expense was allocated as follows:

	Fiscal Year Ended
(Amounts in thousands)	December 25, 2018	December 26, 2017	December 27, 2016
Earnings from continuing operations	$(5,653)	$(13,317)	$5,321
Earnings from discontinued operations	2,327	383	1,487
Total consolidated income tax expense (benefit)	$(3,326)	$(12,934)	$6,808

The components of income tax expense consist of the following:

	Fiscal Year Ended
(Amounts in thousands)	December 25, 2018	December 26, 2017	December 27, 2016
Current tax expense:
Federal	$1,091	$762	$1,283
State	1,562	1,554	1,946
Total current tax expense	2,653	2,316	3,229
Deferred tax (benefit) expense:
Federal	(5,896)	(14,063)	1,855
State	(2,410)	(1,570)	237
Total deferred tax (benefit) expense	(8,306)	(15,633)	2,092
Total income tax (benefit) expense	$(5,653)	$(13,317)	$5,321
On December 22, 2017, the TCJA was signed into law. The TCJA contains significant changes to corporate taxation, including a reduction of the federal corporate tax rate from 35% to 21%, creating a territorial tax system, allowing for immediate expensing of certain qualified property, modifying or repealing many business deductions and credits, and providing other incentives. We completed our accounting for the TCJA under ASC 740 during fiscal 2018.
The $5.7 million income tax benefit was primarily attributable to effect of certain permanent differences, transaction costs incurred for the Barteca Acquisition, and the impact of FICA tip and other credits, offset by the valuation allowance established during fiscal 2018, as a result of the Company having entered into a three year cumulative loss position.
The Company assesses the available positive and negative evidence at each balance sheet date to determine whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. The purpose of this analysis is to assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets and in making this determination, we consider all available positive and negative evidence and make certain assumptions. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the applicable carryback or carryforward periods. To the extent we generate sufficient taxable income in the future to fully utilize the tax benefits of the net deferred tax assets on which a valuation allowance was recorded; our effective tax rate may decrease as the valuation allowance is reversed. During fiscal 2018, the Company entered a three year cumulative loss position and established a valuation allowance against deferred tax assets, as of December 25, 2018 valuation allowance was $17.4 million against deferred tax assets. Approximately $1.9 million of this valuation allowance was recorded against deferred tax assets established with the acquisition of Barteca, resulting in a corresponding increase to recorded goodwill. See Note 3 Acquisitions for information regarding deferred tax assets established with the acquisition of Barteca. Approximately $11.2 million and $4.3 million of this valuation allowance was recorded in continuing operations and discontinued operations, respectively.
The difference between the reported income tax (benefit) expense and taxes determined by applying the applicable U.S. federal statutory income tax rate to (loss) income before taxes is reconciled as follows:

	Fiscal Year Ended
(Amounts in thousands)	December 25, 2018		December 26, 2017		December 27, 2016
Income tax (benefit) expense at federal statutory rate	$(11,652)	21%	$(4,948)	35%	$6,810	35%
State tax (benefit) expense, net	(1,176)	2	(945)	7	1,420	7
FICA tip and work opportunity credits	(4,972)	9	(3,022)	21	(2,814)	(14)
Impacts related to the TCJA	—	—	(4,620)	33	—	—
Valuation allowance	11,189	(20)	—	—	—	—
Other items, net	958	(2)	218	(2)	(95)	(1)
Total income tax (benefit) expense	$(5,653)	10%	$(13,317)	94%	$5,321	27%
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are presented below:

(Amounts in thousands)	December 25, 2018	December 26, 2017
Deferred tax assets:
Equity-based compensation	$1,923	$1,292
Accrued liabilities	3,768	3,472
Deferred compensation	2,190	3,165
Deferred rent liabilities	15,165	12,057
Tax credits carryover	13,934	4,632
Intangible assets – pre-opening costs	1,417	1,807
Debt costs	3,808	—
Net operating losses	10,117	—
Other	7,238	246
Total deferred tax assets	59,560	26,671
Deferred tax liabilities:
Property and equipment	30,025	18,524
Intangible assets	32,674	11,073
Other	3,361	312
Total deferred tax liabilities	66,060	29,909
Net deferred tax liabilities	$(6,500)	$(3,238)
Valuation allowance	$(17,400)	$—
Net deferred tax liabilities after valuation allowance	$(23,900)	$(3,238)
At December 25, 2018, the Company has $8.8 million and 13.9 million of U.S. Federal net operating loss carryforwards and tax credits, respectively, with various expirations dates between 2034 and 2039. In addition, we have 30.1 million of U.S. Federal net operating loss carryforwards with no expiration as a result of the 2017 Tax Act. The Company also has 22.9 million of state and local NOL carryforwards with various expirations between 2028 and 2039.
Certain federal and state loss carryforwards and credits are subject to Internal Revenue Code Section 382 or similar provisions, which impose limitations on their utilization following certain changes in ownership of the entity generating the loss carryforward. At December 25, 2018, we have U.S. Federal net operating losses and tax credit carryforwards of approximately 10.1 million and 3.0 million, respectively, of which the utilization is subject to limitations under Internal Revenue Code Section 382 or similar provisions. At December 25, 2018, approximately 1.2 million of the U.S. federal net operating loss carryforwards subject to these limitations may be carried forward indefinitely. The remaining U.S. federal net operating losses of 8.8 million and tax credits of 3.0 million subject to these limitations will expire at various dates beginning in 2033. In addition, we have state and local net operating loss carryforwards of 4.9 million subject to similar limitations that expire at various dates beginning in 2028.
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
A reconciliation of the beginning and ending amount of unrecognized tax position is as follows:

	Fiscal Year Ended
(Amounts in thousands)	December 25, 2018	December 26, 2017	December 27, 2016
Balance at beginning of year	$—	$16	$40
Additions resulting from current year positions	—	—	—
Additions for positions taken in prior years	—	—	—
Payments made for settlements	—	—	—
Expiration of statute of limitations	—	(16)	(24)
Balance at end of year	$—	$—	$16
We do not believe our uncertain tax positions will change materially during the next 12 months. As of December 25, 2018 we had no accrued interest and penalties included in the consolidated balance sheets, and $0.1 million of accrued interest and penalties included in the consolidated balance sheets as of December 26, 2017. The change in interest and penalties associated with our unrecognized tax benefits is included as a component of the Other, net line of the effective tax rate reconciliation.
8. Derivative Financial Instruments
As of December 25, 2018, we have entered into one derivative instrument designated as a cash flow hedge for risk management purposes. The derivative instrument is used to mitigate our exposure to interest rate fluctuations.
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
Quantitative Disclosures on Derivative Instruments
The following tables present the required quantitative disclosures for our derivative instrument, including its estimated fair values (all estimated using Level 2 inputs) and their financial statement presentation for the fiscal year ended December 25, 2018 and December 26, 2017, respectively.
Derivative instruments recorded at fair value in our consolidated balance sheets as of December 25, 2018 and December 26, 2017, respectively, consisted of the following:

	Derivative Assets
(Amounts in thousands)	December 25, 2018		December 26, 2017
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap	Other current assets	$1,075	Other current assets	$—
Total derivatives designated as hedging instruments		$1,075		$—
The effect of cash flow hedges on accumulated other comprehensive income for the fiscal year ended December 25, 2018 and December 26, 2017 was as follows (Amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivative*		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income		Classification of Gain or (Loss) Recognized in income related to Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	Fiscal Year Ended			Fiscal Year Ended			Fiscal Year Ended
	December 25, 2018	December 26, 2017		December 25, 2018	December 26, 2017		December 25, 2018	December 26, 2017
Interest rate cap	$(872)	$—	Interest, net of capitalized interest	$—	$—	Interest, net of capitalized interest	$243	$—
*The portion of gain/loss recognized in Accumulated Other Comprehensive Income related to the component excluded from the assessment of effectiveness was a loss of $0.9 million for the fiscal year ended December 25, 2018.
The effect of cash flow hedges on Consolidated Statements of Operations for the fiscal year ended December 25, 2018, December 26, 2017 and December 27, 2016, was as follows:

Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
Fiscal Year Ended
(Amounts in thousands)	December 25, 2018	December 26, 2017	December 27, 2016
Gain or (loss) on cash flow hedging relationships
Interest Rate Cap:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$—	$—	$—
Amount excluded from effectiveness testing using an amortization approach	(243)	—	—
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—
9. Long-Term Debt
On October 15, 2012, we entered into a credit facility that provided for a three years unsecured revolving credit facility of up to $25 million (the "2012 Credit Facility").  Borrowings under the credit facility bore interest at LIBOR plus 1.50%. We were required to pay a commitment fee equal to 0.25% per annum on the available but unused 2012 Credit Facility. The credit facility was guaranteed by certain of our subsidiaries. The 2012 Credit Facility contained various financial covenants, including a maximum leverage ratio of total indebtedness to EBITDA, as defined in the credit agreement, and minimum fixed charge coverage ratio, as defined in the credit agreement. The 2012 Credit Facility also contained covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, changes of control, the incurrence of indebtedness and providing financing or other transactions with affiliates.
On June 30, 2015, we entered into a Second Amendment to the 2012 Credit Facility. The amendment, among other things, extended the termination date of the credit facility to October 15, 2017 and modified the 2012 Credit Facility commitment to $15 million, with such amount subject to increases in increments of $5 million at our request, up to a maximum amount of $30 million. All other major terms remain unchanged.
On December 21, 2016, we entered into a Third Amendment to the 2012 Credit Facility. The amendment, among other things, extended the termination date of the credit facility to October 15, 2019 and modified the 2012 Credit Facility commitment to $10 million, with such amount subject to increases in increments of $5 million at our request, up to a maximum amount of $30 million.
On April 21, 2017, we entered into a Fourth Amendment to the 2012 Credit Facility that lowered the minimum fixed charge coverage ratio, as defined in the agreement, from 2.00 to 1.25, effective January 1, 2017.
On May 24, 2017, we entered into the Fifth Amendment to the 2012 Credit Facility with JP Morgan Chase Bank. This amendment, among other things, increased the capacity by which the 2012 Credit Facility commitment can be increased by $20 million. Such commitment increases can be made in increments of $5 million at our request, up to a maximum amount of $50 million. Additionally, this amendment modified the definition of Adjusted EBITDA to provide for the exclusion of certain one-time expenses.
On October 20, 2017, we entered into a Sixth Amendment to the 2012 Credit Facility with JP Morgan Chase Bank. The Amendment, among other things, consented to the Company's sale leaseback of its Orlando, Florida Del Frisco's Double Eagle Steakhouse location. Additionally, this amendment modified the definition of the Operating Leverage Ratio under the Loan Agreement.
On June 27, 2018, in connection with the completion of the Barteca Acquisition, we entered into a new credit agreement that provides for (i) a seven years senior secured term loan Term Loan B in aggregate principal amount of $390.0 million bearing interest per annum equal to either a LIBOR or ABR rate, plus an applicable margin, which is equal to 4.75% per annum for LIBOR loans and 3.75% for ABR loans, with the option to maintain or convert base rate loans to LIBOR loans and (ii) five years senior secured revolving credit commitments ("Revolving Loan") in an aggregate principal amount of $50.0 million with the ability to increase the facility by up to an additional $25.0 million with unpaid amounts bearing interest at 3.50% per annum for LIBOR loans and 2.50% per annum for ABR loans. Similar to the term loan, base rate loans may be maintained or converted to LIBOR loans. Rates may be subject to adjustment by reference to the consolidated total leverage ratio, (collectively with the term loans, the "2018 Credit Facility"). Part of the proceeds from the term loans were used to retire the 2012 Credit Facility.
On August 6, 2018, we received $97.8 million of proceeds from a public offering of common stock that were used to repay a portion of the $390.0 million of the Term Loan B pursuant to an existing prepayment option.

On August 27, 2018, we amended ("The First Amendment") Term Loan B ("Amended Term Loan B"). The First Amendment amends the 2018 Credit Facility to, among other things, completely re-syndicate the Amended Term Loan B and provide the Company with additional term loans ("Additional Term Loans") in an aggregate principal amount of $18.0 million. We incurred a loss of $18.3 million for the write-off of deferred financing costs related to the original Term Loan B, which is included in interest expense in our Consolidated Statements of Operations. The First Amendment also amended the 2018 Credit Facility to increase the interest rate applicable to the Additional Term Loans and the existing term loans outstanding under the 2018 Credit Facility to, at our option, a rate per annum equal to either a LIBOR or ABR rate, plus an applicable margin, which is equal to 6.00% for LIBOR loans and 5.00% for ABR loans.
As of December 25, 2018, $23.7 million under the 2018 Credit Facility Revolving Loan, was outstanding (excluding amounts reserved for letters of credit in the amount of $1.6 million). As of December 26, 2017, $21.5 million under the 2012 Credit Facility Revolving Loan, was outstanding (excluding amounts reserved for letters of credit in the amount of $1.5 million). The Revolving Loan unpaid amounts bear interest at 3.50% per annum for LIBOR loans and 2.50% per annum for ABR loans. As of December 25, 2018, the Revolving Loan unused commitment fee was 0.50%. The principal amount of the Revolving Loan is due and payable on June 27, 2023.
As of December 25, 2018, $309.4 million was outstanding under the Amended Term Loan B. Interest on the Term Loan B accrues at a rate per annum equal to either a LIBOR rate or a base rate, plus an applicable margin, which is equal to 6.00% for LIBOR loans and 5.00% for base rate loans. The Interest Rate Cap Agreement, which has a notional value of $200.0 million and 3.00% per annum strike rate to hedge the variability of the monthly 1-month LIBOR interest payments on a portion of our Term Loan B, mitigates the risk of an increase in the LIBOR rate in effect on the Amended Term Loan B. See Note 8 Derivative Financial Instruments for further discussion. As of December 25, 2018, the applicable interest rate on the Amended Term Loan B was 8.38%. The Amended Term Loan B is payable in equal quarterly installments of $0.8 million. The outstanding principal of the Amended Term Loan B is due and payable on June 27, 2025.
Amounts outstanding under the 2018 Credit Facility are guaranteed by Del Frisco's and certain of the subsidiaries of Del Frisco’s (collectively, the "Loan Parties"). The 2018 Credit Facility is secured by a first priority security interest in substantially all of the assets of the Loan Parties. The 2018 Credit Facility agreement contains certain representations, warranties and affirmative covenants and financial covenants, including a maximum ratio of total indebtedness to EBITDAR, as defined in the credit agreement governing the credit facility. The total indebtedness to EBITDAR calculation is applicable only when we are over 25% drawn on the Revolver at the end of the reporting period and does not take effect until two full quarters after the Transaction Date, which is August 27, 2018, date of The First Amendment.  In addition, the 2018 Credit Facility agreement contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates.
Loan Against the Investments in Deferred Compensation Plan
On July 12, 2017, we executed an agreement to borrow against the investments in our deferred compensation plan to pay out funds due to plan participants instead of using operating cash flows. The loan does not have an expiration date or defined payment terms, and accrues interest at a rate of 1.00%, which is net of the 3.00% that is earned by the investments being loaned against. As of December 25, 2018 and December 26, 2017, there was $3.8 million and $3.0 million of outstanding borrowings on this loan.
Long-Term Indebtedness Summary
As of December 25, 2018 and December 26, 2017, long-term debt consisted of the following:

	As of
(Amounts in thousands)	December 25, 2018	December 26, 2017
Amended Term Loan B	$309,417	$—
Revolving Loan (2018 Credit Facility)	23,700	—
Revolving Loan (2012 Credit Facility)	—	21,500
Loan Against the Investments in Deferred Compensation Plan	3,820	2,977
Net discount	(12,107)	—
Deferred financing costs	(994)	—
Long-term debt	323,836	24,477
Less current portion	(3,100)	—
Total long-term debt, net	$320,736	$24,477
As of December 25, 2018, annual maturities of long-term debt, assuming no acceleration of maturities, were as follows:

As of
(Amounts in thousands)	December 25, 2018
2019	$3,100
2020	3,100
2021	3,100
2022	3,100
2023	3,100
Thereafter	321,437
Total	$336,937
10. Financing Lease Obligations
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
Future minimum payments due under financing lease and capital lease obligations for existing restaurants and commitments for restaurants whose development had not yet commenced as of December 25, 2018 were as follows:

As of
(Amounts in thousands)	December 25, 2018
2019	$1,714
2020	1,812
2021	1,858
2022	1,887
2023	1,814
Thereafter	6,428
Total minimum lease payments	$15,513
Less imputed interest	(1,971)
Present value of future lease commitments	13,542
Less current maturities	(1,714)
Obligations under capital and financing leases, net of current maturities	$11,828
11. Retirement Plans
We provide two retirement benefit plans to participants. The salary-reduction plans are provided through a qualified 401(k) plan and a nonqualified deferred compensation plan. Under these plans, employees who meet minimum service requirements and elect to participate may make contributions of up to 15% of their annual salaries under the 401(k) plan subject to IRS limitations, and up to 80% under the deferred-compensation plan. We may make additional contributions at the discretion of the Board of Directors. Expenses related to the plans for the fiscal years ended December 25, 2018, December 26, 2017 and December 27, 2016 totaled $1.0 million, $1.0 million, and $1.3 million, respectively.
12. Litigation
We are subject to various claims, possible legal actions, and other matters arising out of the normal course of business. While it is not possible to predict the outcome of these issues, management is of the opinion that adequate provision for potential losses has been made in the accompanying consolidated financial statements and that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
13. Stockholders’ Equity
On February 27, 2018, our Board approved a new $50 million share repurchase program. We have suspended repurchases under this program, however, in order to preserve our liquidity and pursue deleveraging transactions.
Changes in the composition of Accumulated Other Comprehensive Income (“AOCI”) during the year ended December 25, 2018 were as follows:

(Amounts in thousands)	Net Unrealized Gains (Losses) Related to Derivatives	Accumulated Other Comprehensive Income
Balance at December 26, 2017	$—	$—
Net change in fair value of derivatives, net of tax	(872)	(872)
Amounts reclassified to earnings of cash flow hedges, net of tax	243	243
Balance at December 25, 2018	$(629)	$(629)
14. Commitments and Contingencies
At December 25, 2018 and December 26, 2017, we had outstanding letters of credit of $1.6 million, respectively, which were drawn on our 2018 Credit Facility and 2012 Credit Facility, respectively (see Note 9, Long-Term Indebtedness). The letters of credit typically act as guarantee of payment to certain third parties in accordance with specified terms and conditions.
15. Fair Value Measurement
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

Fair Value of Debt and Other Financial Instruments
Debt is recorded at carrying value. The fair value of long-term debt is based on market prices that generally are observable for similar liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement. The estimated fair value of debt (including current portion) is $303.7 million and $24.5 million and the carrying amount is $323.8 million and $24.5 million as of December 25, 2018 and December 26, 2017, respectively.
At December 25, 2018, the carrying values of other financial instruments such as cash and cash equivalents, receivables and accounts payable approximate fair value due to their short-term nature.
Recurring Fair Value Measurements
The following tables present our financial assets and liabilities measured at fair value on a recurring basis at December 25, 2018 and December 26, 2017:

	Fair Value Measurements
(Amounts in thousands)		December 25, 2018		December 26, 2017
Financial assets (liabilities):	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Deferred compensation plan investments	2	$13,556	$13,556	$14,644	$14,644
Deferred compensation plan liabilities	2	$(8,059)	$(8,059)	$(11,326)	$(11,326)
Interest rate cap agreement assets (included in Other current assets)	2	1,075	1,075	—	—
The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•
The measurement of the fair value of derivative assets and liabilities is based on market prices that generally are observable for similar assets and liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement. Derivative assets and liabilities that have maturity dates equal to or less than twelve months from the balance sheet date are included in prepaid and other current assets and other accrued liabilities, respectively. Derivative assets and liabilities that have maturity dates greater than twelve months from the balance sheet date are included in deposits and other assets and other long-term liabilities, respectively. See Note 2 Summary of Significant Accounting Policies for additional information on our derivative instruments and related Company policies.

Non-recurring Fair Value Measurements
During the third fiscal quarter of 2018, we incurred $2.1 million in impairment charges related to one Double Eagle and two Grille restaurants. During the fourth fiscal quarter of 2017, we incurred $22.9 million impairment charges related to one Double Eagle and four Grille locations.
The following table presents our financial assets and liabilities measured at fair value on a non-recurring basis at December 25, 2018 and December 26, 2017:

	Fair Value Measurements
(Amounts in thousands)		December 25, 2018		December 26, 2017
	Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-lived assets	3	$—	$—	$2,374	$2,374
There were no transfers among levels within the fair value hierarchy during the years ended December 25, 2018 or December 26, 2017.
16. Segment Reporting
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
The following table presents information about reportable segments for fiscal years 2018, 2017, and 2016:

	Fiscal Year Ended December 25, 2018
(Amounts in thousands)	Double Eagle	Barcelona	bartaco	Grille	Corporate	Consolidated
Revenues	$182,957	$34,084	$40,186	$120,989	$—	$378,216
Restaurant-level EBITDA	$41,841	$7,625	$9,869	$14,751	$—	$74,086
Capital expenditures	$51,649	$5,591	$11,959	$17,460	$(61)	$86,598
Property and equipment, gross	$158,001	$36,740	$50,200	$130,376	$3,670	$378,987

	Fiscal Year Ended December 26, 2017
(Amounts in thousands)	Double Eagle	Barcelona	bartaco	Grille	Corporate	Consolidated
Revenues	$176,713	$—	$—	$117,114	$—	$293,827
Restaurant-level EBITDA	$46,909	$—	$—	$15,463	$—	$62,372
Capital expenditures	$17,810	$—	$—	$12,658	$2,418	$32,886
Property and equipment, gross	$106,514	$—	$—	$116,878	$5,490	$228,882

	Fiscal Year Ended December 27, 2016
(Amounts in thousands)	Double Eagle	Barcelona	bartaco	Grille	Corporate	Consolidated
Revenues	$166,885	$—	$—	$106,999	$—	$273,884
Restaurant-level EBITDA	$46,877	$—	$—	$15,881	$—	$62,758
Capital expenditures	$17,284	$—	$—	$17,080	$97	$34,461
Property and equipment, gross	$115,889	$—	$—	$116,451	$2,426	$234,766
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
We define restaurant-level EBITDA as operating income (loss) before pre-opening costs, general and administrative costs, donations, consulting project costs, acquisition costs, reorganization severance costs, lease termination and closing costs, depreciation and amortization, impairment charges and insurance settlements. Pre-opening costs are excluded because they vary in timing and magnitude and are not related to the health of ongoing operations. General and administrative costs are only included in our consolidated financial results as they are generally not specifically identifiable to individual operating segments as these costs relate to supporting all of our restaurant operations and the extension of our concepts into new markets. Donations, consulting project costs and reorganization severance costs are excluded because they are not related to the health of ongoing operations. Lease termination and closing costs, depreciation and amortization, impairment charges, and insurance settlements are excluded because they are not ongoing controllable cash expenses, and they are not related to the health of ongoing operations. Property and equipment is the only balance sheet measure used by our chief operating decision maker in allocating resources.
The following table reconciles operating (loss) income to restaurant-level EBITDA:

	Fiscal Year Ended
(Amounts in thousands)	December 25, 2018	December 26, 2017	December 27, 2016
Operating (loss) income	(22,530)	(11,918)	20,159
Pre-opening costs	9,351	2,182	3,446
General and administrative costs	39,650	26,891	23,315
Donations	335	836	—
Consulting project costs	6,420	2,786	—
Acquisition costs	11,123	—	—
Reorganization severance costs	2,202	1,072	793
Lease termination and closing costs	3,779	(2)	142
Depreciation and amortization	21,713	17,595	14,903
Impairment charges	2,115	22,930	—
Insurance settlements	(72)	—	—
Restaurant-level EBITDA	$74,086	$62,372	$62,758
17. Earnings (Loss) Per Share
Basic earnings (loss) per share (EPS) data is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. We incurred a net loss for fiscal 2018 and 2017, and therefore, diluted shares outstanding equaled basic shares outstanding. See Note 18 Stock-Based Employee Compensation. Diluted earnings per share for fiscal 2016 exclude stock options of 0.6 million, which were outstanding during the period, but were anti-dilutive. Diluted earnings per share for fiscal 2016 exclude 0.1 million of shares restricted stock, which were outstanding during the period, but were anti-dilutive. ໿

	Fiscal Year Ended
(Amounts in thousands, except per share data)	December 25, 2018	December 26, 2017	December 27, 2016
Net (loss) income	$(76,303)	$(11,457)	$17,766
Shares:
Weighted-average common shares outstanding—basic	25,412	21,570	23,322
Effect of dilutive shares	—	—	113
Weighted-average common shares outstanding—diluted	25,412	21,570	23,435

Earnings (loss) per share—basic	$(3.00)	$(0.53)	$0.76
Earnings (loss) per share—diluted	$(3.00)	$(0.53)	$0.76
໿
໿

18. Stock-Based Employee Compensation
2012 Long-Term Equity Incentive Plan
In connection with our initial public offering, we adopted the 2012 Plan, which allows our Board of Directors or a committee thereof to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for us. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Outstanding stock options vest at various periods ranging from one to four years from date of grant. Outstanding shares of restricted stock vest over periods ranging from one to four years. The 2012 Plan has 2,232,800 shares authorized for issuance under the plan. There are 467,300 shares of common stock issuable upon exercise of currently outstanding options, 1,312,952 outstanding shares of restricted stock, restricted stock units and performance stock units, which includes 200,000 performance stock units related to the CEO 2016 grant, at December 25, 2018. There are 148,626 shares available for future grants.
The following table details our total stock based compensation costs during the fiscal years ended December 25, 2018, December 26, 2017 and December 27, 2016, as well as where the costs were expensed:

	Fiscal Year Ended
(Amounts in thousands)	December 25, 2018	December 26, 2017	December 27, 2016
Restaurant operating expenses	$73	$226	$361
General and administrative costs	3,972	2,593	2,305
Total stock compensation cost	$4,045	$2,819	$2,666
Stock Options, Restricted Stock, Restricted Stock Units, and Performance Stock Units
The following table summarizes restricted stock, restricted stock unit, and performance stock unit activity during fiscal 2018:

	Fiscal Year Ended December 25, 2018
(Amounts in thousands, except per share amounts)	Shares	Weighted average grant date fair value per share ($)	Aggregate intrinsic value ($)
Outstanding at beginning of period	498	$13.90
Granted	956	9.30
Vested	(83)	17.56
Forfeited	(58)	16.11
Outstanding at end of period	1,313	$10.22	$8,416
As of December 25, 2018, there was $7.9 million of total unrecognized compensation costs related to non-vested restricted stock, restricted stock units and performance stock units. This cost is expected to be recognized over a period of approximately 2.2 years.
The following table summarizes stock option activity during fiscal 2018:໿

	Fiscal Year Ended December 25, 2018
(Amounts in thousands, except per share amounts)	Shares	Weighted average exercise price ($)	Weighted average remaining contractual term	Aggregate intrinsic value ($000's)
Outstanding at beginning of period	589	$18.53
Exercised	(4)	13.00
Forfeited	(118)	18.66
Outstanding at end of period	467	$18.54	4.3 years	$—
Options exercisable at end of period	467	$18.54	4.3 years	$—

There was a nominal intrinsic value of options exercised during fiscal 2018. A summary of the status of non-vested stock options as of December 25, 2018 and changes during fiscal 2018 is presented below:

	Fiscal Year Ended
	December 25, 2018
(Amounts in thousands, except per share amounts)	Shares	Weighted average grant-date fair value per share ($)
Non-vested stock options at beginning of period	7	$8.93
Vested	—	—
Forfeited	(7)	8.93
Non-vested stock options at end of period	—	$—
As of December 25, 2018, all stock options were vested, accordingly all compensation costs related to vested stock options were recognized. The total fair value of stock options vested during fiscal 2018 was $0.1 million.
We issue performance share units, or PSUs, to certain employees that represent shares potentially issuable in the future. During fiscal 2018, we granted 213,664 PSUs to our employees. The issuance of these shares is based upon our stock price reaching between $9.32 and $20.16 per share, depending on when the grant was made during the fiscal year, 30 days prior to the third anniversary of the respective grant date. During fiscal 2016, we granted 200,000 PSUs to our CEO. The issuance of these shares is based upon our stock price reaching $28.00 per share for five days consecutively no later than December 31, 2022 and is subject to post vesting holding periods. The fair value of performance share units was calculated using a Monte Carlo simulation model, which requires the use of highly subjective and complex assumptions, including the expected life of the award and the price volatility of the underlying stock.
The following table details the values from and assumptions for the Monte Carlo PSU pricing model for PSUs granted during the fiscal 2018 and 2016 that were subject to Monte Carlo valuation.

	2018	2016
Weighted average grant date fair value	$5.90	$8.98
Weighted average risk-free interest rate	2.52%	1.98%
Derived service period in years	3.0	2.2
Weighted average volatility	35.44%	34.41%
Expected dividend	—	—

19. Quarterly Financial Information (Unaudited)
The following tables set forth certain unaudited consolidated financial information for each of the four quarters in fiscal 2018 and fiscal 2017.

	Fiscal Year Ended December 25, 2018
	First	Second	Third	Fourth
(Amounts in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Total Year
Revenues	$73,346	$75,717	$105,304	$123,849	$378,216
Operating income (loss)	308	(3,012)	(13,875)	(5,951)	(22,530)
Net Income (Loss) from continuing operations	4	(1,390)	(41,205)	(7,275)	(49,866)
Net Income (Loss) from discontinued operations	396	(172)	(25,869)	(792)	(26,437)
Net income (Loss)	400	(1,562)	(67,074)	(8,067)	(76,303)
Basic income (loss) per common share:
Continuing operations	$—	$(0.07)	$(1.49)	$(0.22)	$(1.96)
Discontinued operations	0.02	(0.01)	(0.94)	(0.02)	(1.04)
Basic income (loss) per share	$0.02	$(0.08)	$(2.43)	$(0.24)	$(3.00)
Basic weighted average shares outstanding	20,317	20,377	27,634	33,322	25,412

Diluted income (loss) per common share:
Continuing operations	$—	$(0.07)	$(1.49)	$(0.22)	$(1.96)
Discontinued operations	0.02	(0.01)	(0.94)	(0.02)	(1.04)
Diluted income (loss) per share	$0.02	$(0.08)	$(2.43)	$(0.24)	$(3.00)
Diluted weighted average shares outstanding	20,603	20,377	27,634	33,322	25,412

	Fiscal Year Ended December 26, 2017
	First	Second	Third	Fourth
(Amounts in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Total Year
Revenues	$66,104	$66,685	$60,615	$100,423	$293,827
Operating income (loss)	2,337	2,497	(2,402)	(14,350)	(11,918)
Net Income (Loss) from continuing operations	1,750	1,778	(1,928)	(2,419)	(819)
Net Income (Loss) from discontinued operations	1,560	313	152	(12,663)	(10,638)
Net income (Loss)	3,310	2,090	(1,776)	(15,082)	(11,457)
Basic income (loss) per common share:
Continuing operations	$0.07	$0.08	$(0.09)	$(0.12)	$(0.04)
Discontinued operations	0.07	0.02	0.01	(0.61)	(0.49)
Basic income (loss) per share	$0.14	$0.10	$(0.08)	$(0.73)	$(0.53)
Basic weighted average shares outstanding	23,059	21,722	21,103	20,690	21,570

Diluted income (loss) per common share:
Continuing operations	$0.07	$0.08	$(0.09)	$(0.12)	$(0.04)
Discontinued operations	0.07	0.01	0.01	(0.61)	(0.49)
Diluted income (loss) per share	$0.14	$0.09	$(0.08)	$(0.73)	$(0.53)
Diluted weighted average shares outstanding	23,277	22,061	21,103	20,690	21,570

During the third fiscal quarter of 2018 we completed the acquisition Barteca for total cash consideration of $331.2 million. In connection with the completion of the Barteca Acquisition, we entered into a new credit agreement that provided in an aggregate principal amount of $390.0 million Term Loan B and senior secured revolving credit commitments in an aggregate principal amount of $50.0 million Revolving Loan, and, collectively with the term loans, 2018 Credit Facility. During the same fiscal quarter we amended our credit agreement to provide the Company with Additional Term Loans in an aggregate principal amount of $18.0 million. This amendment also amended the 2018 Credit Facility to increase the interest rate applicable to the Additional Term Loans and the existing term loans outstanding under the 2018 Credit Facility. See Note 9, Long-Term Debt for information regarding our credit facility.
During the third fiscal quarter of 2018 we also completed public offering of our common stock with total proceeds of $97.8 million. All proceeds from the public offering of common stock were used to repay a portion of Term Loan B. See Note 9, Long-Term Debt.
Further, during the third fiscal quarter of 2018 we sold all of the outstanding equity interests in our Sullivan’s to Sullivan’s Holding LLC, a Delaware limited liability company and affiliate of Romano’s Macaroni Grill, for the total gross proceeds of approximately $32 million.
Lastly, during the third fiscal quarter of 2018 we incurred $2.1 million in impairment charges related to one Double Eagle and two Grille locations.
During the fourth fiscal quarter of 2017, we incurred $22.9 million in impairment charges related to one Double Eagle and four Grille locations. The decrease in the effective tax rate was primarily attributable to permanent differences as a result of goodwill impairment and TCJA which permanently reduced the maximum federal corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017. During the second quarter of 2017, we incurred approximately $1.1 million in reorganization severance costs.
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
20. Subsequent Event

After the close of our fiscal year ended December 25, 2018, on February 26, 2019, the Company entered into the Joinder Agreement with JPMorgan Chase Bank, N.A., as the incremental term lender and JPMorgan Chase Bank, N.A. as the administrative agent. The Joinder Agreement provided the Company with incremental term loan commitments in a principal amount equal to $25 million. The Company drew the full amount of the incremental term loans on the date of the Joinder Agreement and after giving effect to the transaction. The Company drew the full amount of the incremental term loans on the date of the Joinder Agreement and received net proceeds of approximately $23.1 million. The Company used the net proceeds of the incremental term loans to repay a portion of the outstanding amounts under its revolving credit facility. The transaction extends the maturity of a portion of the Company’s outstanding indebtedness and since the repayment does not reduce the commitments under the revolving credit facility, the transaction expanded the Company’s sources of liquidity without increasing leverage at this time.