Form 10-Q
period 2019-03-26
Del Frisco's Restaurant Group, Inc.
filed 2019-05-06
CIK 1415301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2019
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.    Yes   ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	DFRG	The Nasdaq Global Select Market

As of May 1, 2019, the latest practicable date, 33,416,324 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

DEL FRISCO’S RESTAURANT GROUP, INC.
FORM 10-Q

INDEX

Cautionary Note Regarding Forward-Looking Statements	1

Part I – Financial Information	2

Item 1. Financial Statements (Unaudited)	2

Condensed Consolidated Balance Sheets as of March 26, 2019 and December 25, 2018	3

Condensed Consolidated Statements of (Loss) Income for the Thirteen Weeks Ended March 26, 2019 and Thirteen Weeks Ended March 27, 2018	4

Condensed Consolidated Statements of Comprehensive (Loss) Income for the Thirteen Weeks Ended March 26, 2019 and Thirteen Weeks Ended March 27, 2018	5

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Thirteen Weeks Ended March 26, 2019 and Thirteen Weeks Ended March 27, 2018	6

Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended March 27, 2018 and Thirteen Weeks Ended March 27, 2018	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

Part II – Other Information	34

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 4. Mine Safety Disclosures	34

Item 5. Other Information	34

Item 6. Exhibits	35

Signatures	37

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Quarterly Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements include all statements that are not historical facts. Forward looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” "should," "could" and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include, but are not limited to, the following:

•	economic conditions (including customer spending patterns);

•	our ability to compete;

•	our ability to implement our growth strategy, including opening new restaurants, operating them profitably and accelerating development of our brands;

•	customer experiences or negative publicity surrounding our restaurants;

•	pricing and deliveries of food and other supplies;

•	changes in consumer tastes and spending patterns;

•	laws and regulations affecting labor and employee benefit costs, including increases in state and federally mandated minimum wages;

•	labor shortages;

•	general financial and credit market conditions;

•	fixed rental payments and the terms of our indebtedness;

•	cyber security and our ability to protect customer information;

•	the Barteca Acquisition;

•	valuation allowance;

•	our review of strategic alternatives; and

•	other factors described in "Item 1A. Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 25, 2018 (the "2018 10-K").
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

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

CONSOLIDATED DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets—Unaudited

	As of
(Amounts in thousands, except share data)	March 26, 2019	December 25, 2018
ASSETS
Current assets:
Cash and cash equivalents	$4,651	$8,535
Inventory	22,613	22,461
Income taxes receivable	206	2,861
Lease incentives receivable	4,060	6,775
Prepaid expenses	3,790	8,284
Other current assets	9,652	9,043
Total current assets	44,972	57,959
Property and equipment:
Buildings and improvements	10,018	17,500
Leasehold improvements	278,532	251,417
Furniture, fixtures, and equipment	89,804	85,164
Construction in progress	7,038	24,906
Property and equipment, gross	385,392	378,987
Less accumulated depreciation	(94,285)	(91,184)
Property and equipment, net	291,107	287,803
Operating lease right-of-use assets, net	154,268	—
Goodwill	156,131	156,131
Intangible assets, net	205,734	206,573
Other assets	18,565	17,566
Total assets	$870,777	$726,032

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$35,011	$43,527
Deferred revenue	14,848	16,624
Sales tax payable	2,773	3,215
Accrued payroll	12,426	11,258
Current portion of deferred rent obligations	—	4,193
Other current liabilities	6,638	6,026
Current portion of operating leases	28,559	—
Current portion of finance leases	1,183	1,714
Current portion of long-term debt	3,353	3,100
Total current liabilities	104,791	89,657
Noncurrent liabilities:
Long-term debt, net	336,140	320,736
Noncurrent operating leases	184,686	—
Finance leases	7,074	11,828
Deferred rent obligations	—	56,442
Deferred income taxes, net	22,717	23,900
Other liabilities	11,053	9,887
Total liabilities	666,461	512,450
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at March 26, 2019 or December 25, 2018	—	—
Common stock, $0.001 par value, 190,000,000 shares authorized, 37,523,147 shares issued and 33,378,025 shares outstanding at March 26, 2019 and 37,444,400 shares issued and 33,321,795 shares outstanding at December 25, 2018	37	37
Treasury stock at cost: 4,145,122 and 4,122,605 shares at March 26, 2019 and December 25, 2018, respectively	(67,823)	(67,823)
Additional paid in capital	249,650	248,618
Retained earnings	23,782	33,379
Accumulated other comprehensive loss, net of tax	(1,330)	(629)
Total stockholders' equity	204,316	213,582
Total liabilities and stockholders' equity	$870,777	$726,032
See accompanying notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of (Loss) Income — Unaudited
໿

	13 Weeks Ended
(Amounts in thousands, except per share data)	March 26, 2019	March 27, 2018
Revenues	$120,381	$73,347
Costs and expenses:
Cost of sales	33,292	21,217
Restaurant operating expenses (excluding depreciation and amortization shown separately below)	62,137	36,221
Marketing and advertising costs	2,252	1,531
Pre-opening costs	2,750	1,146
General and administrative costs	16,373	7,792
Donations	32	42
Consulting project costs	4,504	232
Acquisition costs	—	608
Reorganization severance	297	113
Lease termination and closing costs	2,908	2
Depreciation and amortization	7,651	4,135
Total costs and expenses	132,196	73,039
Operating (loss) income	(11,815)	308
Other income (expense), net:
Interest, net of capitalized interest	(7,720)	(303)
Other	13	1
(Loss) income before income taxes	(19,522)	6
Income tax (benefit) expense	(1,195)	1
(Loss) income from continuing operations	(18,327)	5
(Loss) income from discontinued operations, net of tax	—	395
Net (loss) income	$(18,327)	$400
Net (loss) income per average common share outstanding—basic
(Loss) income from continuing operations	$(0.55)	$—
(Loss) income from discontinued operations	—	0.02
Net (loss) income	$(0.55)	$0.02
Net (loss) income per average common share outstanding—diluted
(Loss) income from continuing operations	$(0.55)	$—
(Loss) income from discontinued operations	—	0.02
Net (loss) income	$(0.55)	$0.02
Weighted-average number of common shares outstanding:
Basic	33,358	20,317
Diluted	33,358	20,603
See accompanying notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income — Unaudited

	13 Weeks Ended
(Amounts in thousands)	March 26, 2019	March 27, 2018
Net (loss) income	$(18,327)	$400
Other comprehensive loss, net of tax:
Change in unrealized gain (loss) on cash flow hedge(1)	(701)	—
Other comprehensive loss, net of tax	(701)	—
Comprehensive (loss) income	$(19,028)	$400

(1)
Change in unrealized gain (loss) on cash flow hedges is presented net of tax, which was zero for the 13 weeks ended March 26, 2019. There was no cash flow hedging activity for the 13 weeks ended March 27, 2018.

See accompanying notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity — Unaudited
For the 13 Weeks Ended March 26, 2019

	Common Stock
(In thousands, except share data)	Shares	Par Value	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated other Comprehensive Loss	Total
Balance at December 25, 2018	33,321,795	$37	$248,618	$(67,823)	$33,379	$(629)	$213,582
Cumulative effect adjustment (Notes 1)	—	—	—	—	8,730	—	8,730
Balance at December 26, 2018	33,321,795	37	248,618	(67,823)	42,109	(629)	222,312
Net loss	—	—	—	—	(18,327)	—	(18,327)
Other comprehensive loss, net of tax	—	—	—	—	—	(701)	(701)
Share-based compensation costs	—	—	1,211	—	—	—	1,211
Shares issued under stock compensation plan, net of shares withheld for tax effects	56,230	—	(179)	—	—	—	(179)
Balance at March 26, 2019	33,378,025	$37	$249,650	$(67,823)	$23,782	$(1,330)	$204,316
For the 13 Weeks Ended March 27, 2018

	Common Stock
(In thousands, except share data)	Shares	Par Value	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated other Comprehensive Loss	Total
Balance at December 26, 2017	20,309,341	$24	$147,503	$(67,823)	$109,383	$—	$189,087
Cumulative effect adjustment (Note 1)	—	—	—	—	299	—	299
Balance at December 27, 2017	20,309,341	24	147,503	(67,823)	109,682	—	189,386
Net income	—	—	—	—	400	—	400
Share-based compensation costs	—	—	1,027	—	—	—	1,027
Stock option exercises	4,000	—	52	—	—	—	52
Shares issued under stock compensation plan, net of shares withheld for tax effects	29,248	—	(101)	—	—	—	(101)
Balance at March 27, 2018	20,342,589	$24	$148,481	$(67,823)	$110,082	$—	$190,764

See accompanying notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows—Unaudited
໿

	13 Weeks Ended
(Amounts in thousands)	March 26, 2019	March 27, 2018
Cash flows from operating activities:
Net income (loss)	$(18,327)	$400
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,153	5,182
Loss on disposal of restaurant property	(13)	5
Amortization of debt issuance costs	511	—
Share based compensation	1,211	1,027
Impairment charges	—	84
Deferred income taxes	(1,183)	226
Amortization of deferred lease incentives	—	(362)
Changes in operating assets and liabilities:
Inventory	(152)	(86)
Lease incentives receivable	4,022	1,503
Prepaid expenses and other assets	3,184	3,000
Accounts payable	(4,500)	(1,722)
Income taxes	2,655	(225)
Deferred rent obligations	—	1,014
Deferred revenue	(1,776)	(2,937)
Other liabilities	1,843	(3,109)
Net cash (used in) provided by operating activities	(3,372)	4,000
Cash flows from investing activities:
Purchases of property and equipment	(15,340)	(10,788)
Other investing activities	41	1
Net cash used in investing activities	(15,299)	(10,787)
Cash flows from financing activities:
Payments on borrowings	(31,775)	—
Proceeds from borrowings	49,350	5,500
Payment of debt issuance costs	(2,032)	—
Principal payments of finance leases	(291)	(11)
Payments on loan against deferred compensation investments	(286)	(268)
Cash tax payment for share-based awards	(179)	(101)
Proceeds from exercise of stock options	—	52
Net cash provided by financing activities	14,787	5,172
Less; Net change in cash and cash equivalents from discontinued operations	—	—
Net change in cash and cash equivalents	(3,884)	(1,615)
Cash and cash equivalents at beginning of period	8,535	4,594
Cash and cash equivalents at end of period	$4,651	$2,979
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$6,728	$232
Income taxes	$(2,683)	$307
Non cash investing and financing activities:
Capital expenditures included in accounts payable at end of period	$1,984	$4,755
Tenant improvement allowance receivables	$1,307	$5,438
Capital lease	$—	$887
See accompanying notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited
໿
1. Business and Basis of Presentation
As of March 26, 2019, Del Frisco’s Restaurant Group, Inc. ("we," "us," "our," “Del Frisco’s” or the “Company”) owned and operated 76 restaurants under the concept names of Del Frisco’s Double Eagle Steakhouse (“Double Eagle”), Barcelona Wine Bar (“Barcelona”), bartaco, and Del Frisco’s Grille (“Grille”). Of the 76 restaurants we operated at the end of the period covered by this report, there were 16 Double Eagle restaurants, 16 Barcelona restaurants, 20 bartaco restaurants, and 24 Grille restaurants in operation in 16 states and the District of Columbia.
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
On February 26, 2019, we entered into a joinder agreement with JPMorgan Chase Bank, N.A., as the incremental term lender and JPMorgan Chase Bank, N.A. as the administrative agent (the “Joinder Agreement”). The Joinder Agreement modifies the 2018 Credit Facility and provides the Company with incremental term loan commitments in a principal amount equal to $25.0 million. The Company drew the full amount of the incremental term loans on the date of the Joinder Agreement and received net proceeds of approximately $23.1 million. The Company used the net proceeds of the incremental term loans to repay a portion of the outstanding amounts under the 2018 Credit Facility . Since the repayment does not reduce the commitments under the 2018 Credit Facility, the transaction expanded the Company’s sources of liquidity without increasing leverage at this time. See Note 7, Long-Term Debt in the notes to our condensed consolidated financial statements.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the 13 weeks ended March 26, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2018 filed with the SEC on March 11, 2019 (the “2018 10-K”).
The results of Sullivan's operations have been presented as discontinued operations for the 13 weeks ended March 27, 2018. See Note 3 Dispositions in the notes to our condensed consolidated financial statements for information regarding discontinued operations.
We operate on a 52- or 53-week fiscal year ending the last Tuesday in December. Beginning in fiscal 2018, we changed to a fiscal quarter calendar where each quarter contains 13 weeks, other than in a 53-week year where the last quarter of the year will contain 14 weeks. Fiscal 2019 will be a 53-week fiscal year, fiscal 2018 was a 52-week fiscal year. We believe that a reporting basis comprised of four equal 13-week quarters is a more typical reporting format comparable to most companies in the restaurant industry and is easier to understand for our investors.
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
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). which requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will primarily depend on its classification as a finance (formerly capital) or operating lease. However, unlike previous GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 requires all leases with an initial term greater than one year to be recognized on the balance sheet as a right-of-use ("ROU") asset and a lease liability.
We adopted ASU 2016-02 in the first quarter of 2019 by utilizing the modified retrospective transition method through a cumulative-effect adjustment in the beginning of the first quarter of 2019. We elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that existed prior to the adoption of the new standard. We made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. We have elected the practical expedient the Company will not separate a qualifying contract into its lease and non-lease components. The Company recognizes those lease payments in the Consolidated Statements of (Loss) Income on a straight-line basis over the lease term. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases with original terms over 12 months where the Company is the lessee. As a result of the adoption of the new lease standard we recognized ROU assets of $161.6 million, and lease liabilities of $218.0 million, and recorded a cumulative effect adjustment to increase retained earnings of $8.7 million, due to build-to-suit leases and prior deferred gains on sales leaseback transactions.
Recent Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40) ("ASU 2018-15") - Customer's Accounting for Implementation Costs incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 reduces the complexity of accounting for costs of implementing a cloud computing service arrangement and aligns the following requirements to capitalize implementation costs: (i) those incurred in a hosting arrangement that is a service contract, and (ii) those incurred to develop or obtain internal-use software, including hosting arrangements that include an internal software license. This amended guidance is first effective for our fiscal year beginning after December 15, 2019 with early adoption permitted. The guidance may be adopted either using the prospective or retrospective approach. We are currently evaluating the impact of this new guidance on our financial position and results of operations.
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

Barcelona has a superior Spanish wine program and an award winning selection of wines, with 16 locations in 8 states and the District of Columbia. bartaco combines fresh, upscale street food with a coastal vibe in a relaxed environment and is inspired by a healthy, outdoor lifestyle. bartaco has 20 locations across twelve states, as of March 26, 2019.
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
As a result of the acquisition, we have recognized approximately $112.2 million of goodwill, of which $104.7 million is deductible for income tax purposes. Goodwill, of which $42.0 million and $70.2 million is attributable to the Barcelona and bartaco reportable segments, respectively, represents the excess of the purchase price over the aggregate fair value of net assets acquired and is related to the benefits expected as a result of the acquisition, including sales, development and growth opportunities. We believe that Barteca's innovative concepts are highly complementary and will provide Del Frisco’s portfolio with significant growth and development opportunities, enabling us to capture market share in the experiential dining segment, while mitigating the effects of seasonality and the risk of economic downturns to our restaurant portfolio.
The purchase accounting is incomplete, and our estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date). The primary area of the purchase price allocation that is not yet finalized relates to deferred taxes, which will have a corresponding change to goodwill.
Amounts previously estimated have changed during the measurement period. The changes in estimates included an increase of $4.5 million of buildings and improvements, an increase of $2.0 million of financing lease obligations and a decrease of $0.9 million in accounts payable. We recorded the measurement-period adjustments in the fourth quarter of 2018. Depreciation and interest expenses increased by $0.2 million and $0.1 million, respectively as a result of these measurement-period adjustments.
Pro Forma Results of Operations (unaudited)
The following pro forma results of operations for the 13 weeks ended March 27, 2018, have been prepared as though the business acquisition had occurred on January 1, 2017 consistent with the pro forma results of operations prepared for the third quarter and annual filings of fiscal 2018. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition occurred at the beginning of the period presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

13 Weeks Ended
(Amounts in thousands)	March 27, 2018
Revenues	$104,626
Net loss	(2,609)
Net loss per average common share
Basic	$(0.13)
Diluted	$(0.13)
The above pro forma information includes Barteca's actual revenues and net income of $31.3 million and $1.0 million, respectively, for the 13 weeks ended March 27, 2018. The combined companies incurred $6.9 million of interest expense based on financing related to the transaction for the 13 weeks ended March 27, 2018 and was reflected in pro forma net income. Pro forma revenues exclude Sullivan’s results of operation as these amounts are reflected as discontinued operations in the Consolidated Statements of (Loss) Income. See Note 3, Dispositions in the notes to our condensed consolidated financial statements for information regarding discontinued operations.
3. Dispositions
On September 21, 2018, we sold all of the outstanding equity interests in our Sullivan’s Steakhouse business to Sullivan’s Holding LLC, a Delaware limited liability company and affiliate of Romano’s Macaroni Grill for total gross proceeds of approximately $32 million, subject to customary adjustments for inventory and cash.
The results of Sullivan’s operations have been reflected as discontinued operations for the 13 weeks ended March 27, 2018. Sullivan’s Steakhouse had been previously disclosed as a separate reportable segment. Disposition costs related to the sale of Sullivan’s were approximately $2.0 million.

13 Weeks Ended
(Amounts in thousands)	March 27, 2018
Revenues	$15,956
Costs and expenses:
Cost of sales	4,937
Restaurant operating expenses	7,994
Marketing and advertising costs	488
General and administrative costs	541
Disposition costs	49
Lease termination and closing costs	364
Impairment charges	84
Depreciation and amortization	1,046
Total costs and expenses	15,503
Income from discontinued operation before income taxes	453
Income tax expense	58
Income from discontinued operations	$395
Cash flows from Sullivan’s discontinued operations are included in the accompanying Condensed Consolidated Statements of Cash Flows. The significant cash flow items from the Sullivan’s divestiture for the 13 weeks ended March 27, 2018 were as follows:

13 Weeks Ended
(Amounts in thousands)	March 27, 2018
Depreciation and amortization	$1,046
Capital expenditures	201

4. Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) data is computed based on the weighted average number of shares of common stock outstanding during the periods. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. We incurred a net loss for the 13 weeks ended March 26, 2019, and therefore, diluted shares outstanding equaled basic shares outstanding. The computation of diluted earnings per share excluded 407,000 antidilutive stock options, restricted stock units and performance stock units for the 13 weeks ended March 27, 2018.
The following table details our basic and diluted earnings per common share calculation:໿

	13 Weeks Ended
(Amounts in thousands, except per share data)	March 26, 2019	March 27, 2018
Net income (loss)	$(18,327)	$400
Shares:
Weighted-average common shares outstanding—basic	33,358	20,317
Effect of dilutive shares	—	286
Weighted-average common shares outstanding—diluted	33,358	20,603

Earnings (loss) per share—basic	$(0.55)	$0.02
Earnings (loss) per share—diluted	$(0.55)	$0.02

5. Stock-Based Employee Compensation
2012 Long-Term Equity Incentive Plan
On July 16, 2012, we adopted the Del Frisco’s Restaurant Group, Inc. 2012 Long-Term Equity Incentive Plan (the “2012 Plan”), which allows us to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for us. The 2012 Plan provides for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Equity-based awards vest or become exercisable at various periods ranging from one to four years from the date of grant. The 2012 Plan has 2,232,800 shares of common stock authorized for issuance under the plan. There were 467,300 shares of common stock issuable upon exercise of outstanding options and 1,230,468 restricted shares, restricted stock units and performance stock units outstanding at March 26, 2019 with 152,363 shares of common stock available for future grants.
The following table details our total share-based compensation cost, as well as where the costs were expensed:

	13 Weeks Ended
(Amounts in thousands)	March 26, 2019	March 27, 2018
Restaurant operating expenses	$8	$35
General and administrative costs	1,203	992
Total stock compensation cost	$1,211	$1,027
Restricted Stock, Restricted Stock Units, and Performance Stock Units
The following table summarizes restricted stock, restricted stock unit, and performance stock unit activity:

	13 Weeks Ended March 26, 2019
	Shares (000's)	Weighted average grant date fair value	Aggregate intrinsic value ($000's)
Outstanding at beginning of period	1,313	$10.22
Granted	10	7.28
Vested	(79)	15.58
Forfeited	(13)	11.03
Outstanding at end of period	1,231	$9.85	$7,912

As of March 26, 2019, there was $6.7 million of total unrecognized compensation cost related to non-vested restricted stock, restricted stock units, and performance stock units. This cost is expected to be recognized over a period of approximately 2.0 years.
Stock Options
The following table summarizes stock option activity:

	13 Weeks Ended March 26, 2019
	Shares (000's)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value ($000's)
Outstanding at beginning of period	467	$18.54
Exercised	—	—
Forfeited	—	—
Outstanding at end of period	467	$18.54	4.1 years	$—
Options exercisable at end of period	467	$18.54	4.1 years	$—
As of March 26, 2019, all stock options were vested, accordingly all compensation costs related to vested stock options were recognized.
6. Derivative Financial Instruments
As of March 26, 2019, we have entered into one derivative instrument designated as a cash flow hedge for risk management purposes. The derivative instrument is used to mitigate our exposure to interest rate fluctuations.
Interest Rate Cap
During fiscal 2018, we entered into an interest rate cap with a notional value of $200.0 million and 3.00% per annum strike rate to hedge the variability of the monthly 1-month LIBOR interest payments on a portion of our Term Loan B. The hedged monthly interest payments began on July 31, 2018 and end on the expiration of the interest rate cap on June 30, 2022. Any variability in the 1-month LIBOR interest payment on the Term Loan Facility beyond 3.00% per annum is offset by the net proceeds received upon exercising the interest rate cap. The interest rate cap was designated as a cash flow hedge at inception.
The hedge effectiveness for the designated interest rate cap is based on the changes in the interest rate cap’s intrinsic value. Accordingly, we will exclude all the change in the time value of the interest rate cap from the assessment. The excluded component will be amortized over the life of the derivative instrument and recognized in Interest, net of capitalized interest in the Consolidated Statements of (Loss) Income. The amount of gains (losses) that are reported in accumulated other comprehensive income (loss) at the reporting date that are expected to be reclassified into earnings within the next 12 months is $0.5 million.
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
Quantitative Disclosures on Derivative Instruments
The following tables present the required quantitative disclosures for our derivative instrument, including its estimated fair values (all estimated using Level 2 inputs) and their financial statement presentation for the fiscal quarters ended March 26, 2019 and March 27, 2018, respectively.
Derivative instruments recorded at fair value in our unaudited condensed consolidated balance sheets as of March 26, 2019 and December 25, 2018, respectively, consisted of the following:

	Derivative Assets
(Amounts in thousands)	March 26, 2019		December 25, 2018
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap	Other current assets	$252	Other current assets	$1,075
Total derivatives designated as hedging instruments		$252		$1,075
The effect of cash flow hedges on accumulated other comprehensive income (loss) for the 13 weeks ended March 26, 2019 and the 13 weeks ended March 27, 2018, was as follows (Amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative*		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income		Classification of Gain or (Loss) Recognized in income related to Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	13 Weeks Ended			13 Weeks Ended			13 Weeks Ended
	March 26, 2019	March 27, 2018		March 26, 2019	March 27, 2018		March 26, 2019	March 27, 2018
Interest rate cap	$(823)	$—	Interest, net of capitalized interest	$—	$—	Interest, net of capitalized interest	$122	$—
*The portion of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income related to the component excluded from the assessment of effectiveness is $(0.8) million.
The effect of cash flow hedges on Consolidated Statements of (Loss) Income for the 13 weeks ended March 26, 2019 and the 13 weeks ended March 27, 2018, was as follows:

Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
	13 Weeks Ended	13 Weeks Ended
(Amounts in thousands)	March 26, 2019	March 27, 2018
Gain or (loss) on cash flow hedging relationships
Interest Rate Cap:
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	$—	$—
Amount excluded from effectiveness testing using an amortization approach(1)	122	—
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income as a result that a forecasted transaction is no longer probable of occurring	—	—

(1)	The portion of the amount of loss reclassified from accumulated other comprehensive income (loss) to income includes $0.1 million related to the amortization of the excluded component.
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
On February 26, 2019, we entered into a joinder agreement with JPMorgan Chase Bank, N.A., as the incremental term lender and JPMorgan Chase Bank, N.A. as the administrative agent (the “Joinder Agreement”). The Joinder Agreement modifies the 2018 Credit Facility and provides the Company with incremental term loan commitments in a principal amount equal to $25.0 million. The Company drew the full amount of the incremental term loans on the date of the Joinder Agreement and received net proceeds of approximately $23.1 million. The Company used the net proceeds of the incremental term loans to repay a portion of the outstanding amounts under the 2018 Credit Facility . Since the repayment does not reduce the commitments under the 2018 Credit Facility, the transaction expanded the Company’s sources of liquidity without increasing leverage at this time.
As of March 26, 2019, $17.1 million under the Revolving Loan was outstanding (excluding amounts reserved for letters of credit in the amount of $1.7 million). As of December 25, 2018, $23.7 million under the Revolving Loan, was outstanding (excluding amounts reserved for letters of credit in the amount of $1.6 million). The unpaid Revolving Loan amounts bear interest at 3.50% per annum for LIBOR loans and 2.50% per annum for ABR loans. As of March 26, 2019, the Revolving Loan unused commitment fee was 0.50%. The principal amount of the Revolving Loan is due and payable on June 27, 2023.
As of March 26, 2019, $333.6 million was outstanding under the Amended Term Loan B. Interest on the Amended Term Loan B accrues at a rate per annum equal to either a LIBOR or ABR rate, plus an applicable margin, which is equal to 6.00% for LIBOR loans and 5.00% for ABR loans. The Interest Rate Cap Agreement, which has a notional value of $200.0 million and 3.00% per annum strike rate to hedge the variability of the monthly 1-month LIBOR interest payments on a portion of our Term Loan B, mitigates the risk of an increase in the LIBOR rate in effect on the Amended Term Loan B. See Note 6, Derivative Financial Instruments for further discussion. As of March 26, 2019, the applicable interest rate on the Amended Term Loan B was 8.50%. The Amended Term Loan B is payable in equal quarterly installments of $0.8 million. The outstanding principal of the Amended Term Loan B is due and payable on June 27, 2025.
Amounts outstanding under the 2018 Credit Facility are guaranteed by Del Frisco's and certain of the subsidiaries of Del Frisco’s (collectively, the "Loan Parties"). The 2018 Credit Facility is secured by a first priority security interest in substantially all of the assets of the Loan Parties. The 2018 Credit Facility agreement contains certain representations, warranties and affirmative covenants and financial covenants, including a maximum ratio of total indebtedness to EBITDAR, as defined in the credit agreement governing the credit facility. The total indebtedness to EBITDAR calculation is applicable only when we are over 25% drawn on the Revolver at the end of the reporting period. In addition, the 2018 Credit Facility agreement contains covenants restricting certain corporate actions, including asset dispositions, acquisitions, the payment of dividends, the incurrence of indebtedness and providing financing or other transactions with affiliates.
Loan Against the Investments in Deferred Compensation Plan
On July 12, 2017, we executed an agreement to borrow against the investments in our deferred compensation plan to pay out funds due to plan participants instead of using operating cash flows. The loan does not have an expiration date or defined payment terms, and accrues interest at a rate of 1%, net of the 4% that is earned by the investments being loaned against. As of March 26, 2019 and December 25, 2018 there was $3.5 million and $3.8 million of outstanding borrowings on this loan, respectively.

Long-Term Indebtedness Summary
As of March 26, 2019 and December 25, 2018, long-term debt consisted of the following:

	As of
(Amounts in thousands)	March 26, 2019	December 25, 2018
Amended Term Loan B	$333,641	$309,417
Revolving Loan	17,050	23,700
Loan Against the Investments in Deferred Compensation Plan	3,534	3,820
Net discount	(13,486)	(12,107)
Deferred financing costs	(1,246)	(994)
Long-term debt	339,493	323,836
Less current portion	(3,353)	(3,100)
Total long-term debt, net	$336,140	$320,736
8. Leases
We adopted ASU 2016-02 in the first quarter of 2019 by utilizing the modified retrospective transition method through a cumulative-effect adjustment in the beginning of the first quarter of 2019. We elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that existed prior to the adoption of the new standard. We made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. We have elected the practical expedient the Company will not separate a qualifying contract into its lease and non-lease components. The Company recognizes those lease payments in the Consolidated Statements of (Loss) Income on a straight-line basis over the lease term. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases with original terms over 12 months where the Company is the lessee.
Upon adoption of Topic 842 during the first quarter of 2019 we recognized ROU of $161.6 million, and lease liabilities of $218.0 million, and recorded a cumulative effect adjustment to increase retained earnings of $8.7 million, due to build-to-suit leases and prior deferred gains on sales leaseback transactions.
We currently lease all of our restaurants. We lease certain facilities under noncancelable operating leases and have several obligations under finance leases, with terms expiring between 2019 and 2039. The operating and finance leases have renewal options ranging from 5 to 20 years, which are exercisable at our option. In addition, certain leases contain escalation clauses based on a fixed percentage increase and provisions for contingent rentals based on a percentage of gross revenues, as defined. The majority of our leases provide for minimum annual rents with some containing percentage-of-sales rent provisions, against which the minimum rent may be applied. The majority of our leases also provide for rent escalation clauses, contingent rental expense, and/or tenant improvement allowances. Minimum rental payments under operating leases are recognized on a straight-line basis over the expected term of the lease, which includes optional renewal periods that are reasonably certain to be exercised and where failure to exercise such renewal options would result in an economic penalty to us.
For the Company's operating and finance leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. Key estimates and judgments include how the Company determines (i) the discount rate it uses to discount the unpaid lease payments to present value, (ii) lease term and (iii) lease payments. Topic 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate ("IBR"). Generally, the Company cannot determine the interest rate implicit in the lease and therefore uses the IBR as a discount rate for its leases. The IBR reflects the rate of interest the Company would pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.To estimate our specific incremental borrowing rates over various tenors (ranging from 3-year through 30-years), a comparable market yield curve consistent with our credit quality was calibrated to our outstanding debt instruments.The lease term for all of the Company's leases includes the noncancellable period of the lease plus any additional periods covered by an option to extend the lease that is reasonably certain to be executed by the Company. Lease payments included in the measurement of the lease liability comprise fixed payments owed over the lease term, fixed non-lease component payments, variable lease payments that depend on an index or rate, and the renewal option if it is reasonably certain the Company will exercise the option. As part of the lease agreements the Company is also responsible for payments regarding non-lease components (common area maintenance, operating expenses, etc.) and most of these payments are variable costs; however, some leases have fixed operating or common area maintenance expenses so these leases with fixed non-lease component payments were included as part of the lease liabilities.

The ROU asset is initially measured at cost, which comprises the initial amount of lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. For the Company's operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, and adjusted for any prepaid or accrued lease payments, less the unamortized balance of lease incentives received.
Operating leases are included in operating lease ROU assets, current portion of operating leases, and operating lease liabilities on our Consolidated Statements of (Loss) Income. Finance leases are included in buildings and improvements and furniture, fixtures, and equipment, current portion of finance leases, and finance lease on our Consolidated Statements of (Loss) Income.
Lease Position
The table below presents the lease-related assets and liabilities recorded on the balance sheet:

		As of
(Amounts in thousands)	Classification	March 26, 2019
Assets
Operating leases(1)	Operating lease right-of-use assets	$154,268
Finance leases(2)	Buildings and improvements; Furniture, fixtures, and equipment	8,259
Total leased assets		$162,527
Liabilities
Current
Operating	Current portion of operating leases	$28,559
Finance	Current portion of finance leases	1,183
Noncurrent
Operating	Noncurrent operating leases	184,686
Finance	Finance leases	7,074
Total lease liabilities		$221,502

(1)	Operating lease right-of-use assets, presented net of accumulated amortization of $1.5 million as of March 26, 2019.

(2)	Finance lease assets accumulated amortization was $0.2 million as of March 26, 2019.
Lease Costs
The table below presents certain information related to the lease costs for finance and operating leases:

(Amounts in thousands)	Classification	13 Weeks Ended March 26, 2019
Operating lease cost(1)	Restaurant operating expenses	$8,749
Finance lease cost
Amortization of leased assets	Depreciation and amortization	194
Interest on lease liabilities	Interest expense	205
Net lease cost		$9,148

(1)	Includes short-term lease costs of $0.2 million and variable lease costs of $0.8 million.

Lease Maturities
The following table presents aggregate lease maturities as of March 26, 2019:

	As of
	March 26, 2019
(Amounts in thousands)	Operating Leases	Finance Leases	Total
2019	$24,142	$993	$25,135
2020	32,908	1,360	34,268
2021	33,162	1,392	34,554
2022	33,501	1,409	34,910
2023	32,213	1,433	33,646
Thereafter	322,736	10,901	333,637
Total minimum lease payments	478,662	17,488	496,150
Less: amount of lease payments representing interest	(265,417)	(9,231)	(274,648)
Present value of future minimum lease payments	213,245	8,257	221,502
Less: current obligations under leases	(28,559)	(1,183)	(29,742)
Long-term lease obligations	$184,686	$7,074	$191,760
Future minimum payments due under financing lease and capital lease obligations for existing restaurants and commitments for restaurants whose development had not yet commenced as of December 25, 2018, under Accounting Standard Codification Topic 840, the predecessor to Topic 842, are as follows:

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
At March 26, 2019, the Company has entered into noncancellable operating leases for 5 additional restaurant locations.   These leases will commence subsequent to March 26, 2019 and, therefore, are not recognized as of March 26, 2019. The fixed payments due on an undiscounted basis over the lease term is $67.1 million. The Company will assess the lease classification at the lease commencement date.
Other Information
The following table presents the weighted average remaining lease term and discount rate:

As of
March 26, 2019
Weighted-average remaining lease term
Operating leases	14.3 years
Finance leases	12.4 years
Weighted-average discount rate
Operating leases	11.8%
Finance leases	11.3%
The following table presents other information related to our operating and finance leases:

(Amounts in thousands)	13 Weeks Ended March 26, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,077
Operating cash flows from finance leases	—
Financing cash flows from finance leases	291
Leased assets obtained in exchange for lease obligations(1)
Operating leases	3,970
Finance leases	—

(1)	Amounts disclosed for leased assets obtained in exchange for lease obligations include amounts added to the carrying amount of leased assets resulting from lease modifications and reassessments.
9. Accumulated Other Comprehensive Loss
Changes in the composition of Accumulated Other Comprehensive Loss (“AOCI”) during the first quarter ended March 26, 2019 were as follows:

(Amounts in thousands)	Net Unrealized Gains (Losses) Related to Derivatives	Accumulated Other Comprehensive Loss
Balance at December 25, 2018	$(629)	$(629)
Net change in fair value of derivatives, net of tax	(823)	(823)
Amounts reclassified to earnings of cash flow hedges, net of tax	122	122
Balance at March 26, 2019	$(1,330)	$(1,330)
10. Income Taxes
The effective income tax rate for the 13 weeks ended March 26, 2019 was 6.1%, compared to 16.7% for the 13 weeks ended March 27, 2018. For the 13 weeks ended March 26, 2019, the factors that cause the effective tax rates to vary from the federal statutory rate of 21% were primarily the change to the valuation allowance, the effect of certain permanent differences and the impact of the FICA tip deduction addback. For the 13 weeks ended March 27, 2018, the factors causing the effective tax rates to vary from the federal statutory rate of 21% include the impact of the FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses.
The Company assesses the available positive and negative evidence at each balance sheet date to determine whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. The purpose of this analysis is to assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets and in making this determination, we consider all available positive and negative evidence and make certain assumptions. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the applicable carryback or carryforward periods. To the extent we generate sufficient taxable income in the future to fully utilize the tax benefits of the net deferred tax assets on which a valuation allowance was recorded; our effective tax rate may decrease as the valuation allowance is reversed. During fiscal 2018, the Company entered a three year cumulative loss position and established a valuation allowance against deferred tax assets for which it is more likely than not that the deferred tax assets will not be realized.
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

Fair Value of Debt and Other Financial Instruments
Debt is recorded at carrying value. The fair value of long-term debt is based on market prices that generally are observable for similar liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement. The estimated fair value of debt (including current portion) is $332.8 million and $323.8 million and the carrying amount is $339.5 million and $303.7 million as of March 26, 2019 and December 25, 2018, respectively.
At March 26, 2019, the carrying values of other financial instruments such as cash and cash equivalents, receivables and accounts payable approximate fair value due to their short-term nature.
Recurring Fair Value Measurements
The following table presents our financial assets and liabilities measured at fair value on a recurring basis at March 26, 2019 and December 25, 2018, respectively:

	Fair Value Measurements
(Amounts in thousands)	Level	March 26, 2019		December 25, 2018
Financial assets (liabilities):		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Deferred compensation plan investments (included in Other assets)	2	$14,698	$14,698	$13,556	$13,556
Deferred compensation plan liabilities (included in Other liabilities)	2	(9,228)	(9,228)	(8,059)	(8,059)
Interest rate cap agreement assets (included in Other current assets)	2	252	252	1,075	1,075
There were no transfers among levels within the fair-value hierarchy during the first quarter of fiscal 2019 and fiscal 2018.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•
The measurement of the fair value of derivative assets and liabilities is based on market prices that generally are observable for similar assets and liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement. Derivative assets and liabilities that have maturity dates equal to or less than twelve months from the balance sheet date are included in prepaid and other current assets and other accrued liabilities, respectively. Derivative assets and liabilities that have maturity dates greater than twelve months from the balance sheet date are included in deposits and other assets and other long-term liabilities, respectively. See Note 2 Summary of Significant Accounting Policies of our 2018 10-K for additional information on our derivative instruments and related Company policies.

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
The following tables present information about reportable segments:

	13 Weeks Ended March 26, 2019
(Amounts in thousands)	Double Eagle	Barcelona	bartaco	Grille	Corporate	Consolidated
Revenues	$49,975	$17,426	$20,648	$32,332	$—	$120,381
Restaurant-level EBITDA	10,412	3,574	4,339	4,375	—	22,700
Capital expenditures	3,093	1,826	4,839	1,002	437	11,197
Property and equipment, gross	156,326	38,876	54,704	131,378	4,108	385,392

	13 Weeks Ended March 27, 2018
(Amounts in thousands)	Double Eagle	Barcelona	bartaco	Grille	Corporate	Consolidated
Revenues	$43,955	$—	$—	$29,392	$—	$73,347
Restaurant-level EBITDA	11,046	—	—	3,332	—	14,378
Capital expenditures	9,786	—	—	1,983	(355)	11,414
Property and equipment, gross	117,121	—	—	118,853	5,218	241,192
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
We define restaurant-level EBITDA as operating income before pre-opening costs, general and administrative costs, donations, consulting project costs, acquisition costs, reorganization severance costs, lease termination and closing costs, depreciation and amortization, impairment charges, and insurance settlements. Pre-opening costs are excluded because they vary in timing and magnitude and are not related to the health of ongoing operations. General and administrative costs are only included in our consolidated financial results as they are generally not specifically identifiable to individual operating segments as these costs relate to supporting all of our restaurant operations and the extension of our concepts into new markets. Donations, consulting project costs, acquisition costs and reorganization severance costs are excluded because they are not related to the health of ongoing operations. Lease termination and closing costs and depreciation and amortization are excluded because they are not ongoing controllable cash expenses, and they are not related to the health of ongoing operations. Property and equipment is the only balance sheet measure used by our chief operating decision maker in allocating resources.

The following table reconciles operating income (loss) to restaurant-level EBITDA:

	13 Weeks Ended	13 Weeks Ended
(Amounts in thousands)	March 26, 2019	March 27, 2018
Operating income (loss)	$(11,815)	$308
Pre-opening costs	2,750	1,146
General and administrative costs	16,373	7,792
Donations	32	42
Consulting project costs	4,504	232
Acquisition costs	—	608
Reorganization severance	297	113
Lease termination and closing costs	2,908	2
Depreciation and amortization	7,651	4,135
Restaurant-level EBITDA	$22,700	$14,378
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
At March 26, 2019 and December 25, 2018, we had outstanding letters of credit of $1.7 million and $1.6 million, respectively, which were drawn on our 2018 Credit Facility, respectively (see Note 7, Long-Term Indebtedness). The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our consolidated financial position and results of operations. This information should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial data included elsewhere in this Quarterly Report. The following information should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 201810-K. Unless the context otherwise indicates, all references to “we,” “our,” “us,” “Del Frisco’s”or the “Company” refer to Del Frisco’s Restaurant Group, Inc. and its subsidiaries.
Overview
Del Frisco’s develops, owns and operates four contemporary and complementary restaurants: Del Frisco’s Double Eagle Steakhouse (“Double Eagle”), Barcelona Wine Bar (“Barcelona”), bartaco, and Del Frisco’s Grille (“Grille”). As of the end of the period covered by this report, we operated 76 restaurants in 16 states and the District of Columbia. Of the 76 restaurants we operated at the end of the period covered by this report, there were 16 Double Eagle restaurants, 16 Barcelona restaurants, 20 bartaco restaurants, and 24 Grille restaurants.

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

Our long term target is to grow the Double Eagle, Barcelona and bartaco brands by opening new restaurants. We expect to open no Grilles in 2019 or 2020 as we evaluate the performance of 2018 openings which incorporate lessons learned from our 2017 consulting project. In the first quarter of fiscal 2019, we closed the Chicago, Illinois Double Eagle. It generally takes 9 to 12 months after the signing of a lease or the closing of a purchase to complete construction and open a new restaurant. Additional time is sometimes required to obtain certain government approvals, permits and licenses, such as liquor licenses.
Performance Indicators. We use the following key metrics in evaluating the performance of our restaurants:

•
Comparable Restaurant Sales Growth. We consider a restaurant to be comparable during the first full fiscal quarter following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 57 and 31 restaurants at March 26, 2019 and March 27, 2018, respectively.

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
On February 26, 2019, we entered into the Joinder Agreement with JPMorgan Chase Bank, N.A., as the incremental term lender and JPMorgan Chase Bank, N.A. as the administrative agent. The Joinder Agreement provided the Company with incremental term loan commitments in a principal amount equal to $25.0 million. The Company drew the full amount of the incremental term loans on the date of the Joinder Agreement and received net proceeds of approximately $23.1 million. The Company used the net proceeds of the incremental term loans to repay a portion of the outstanding amounts under its revolving credit facility. Since the repayment does not reduce the commitments under the revolving credit facility, the transaction expanded the Company’s sources of liquidity without increasing leverage at this time. See Note 7, Long-Term Debt in the notes to our condensed consolidated financial statements for information regarding our amended credit facility.

Change in Reporting Periods
We operate on a 52- or 53-week fiscal year ending on the last Tuesday of each December and, beginning in fiscal 2018, we changed to a fiscal quarter calendar where each quarter contains 13 weeks, other than in a 53-week year where the last quarter of the year will contain 14 weeks.
Key Financial Definitions
Detailed discussion regarding key financial definitions as they relate to our results of operations can be found in the 2018 10-K.

Results of Operations
The following table shows our operating results, as well as our operating results as a percentage of revenues for the periods indicated:

	13 Weeks Ended
(Amounts in thousands)	March 26, 2019		March 27, 2018
Revenues	$120,381	100.0%	$73,347	100.0%
Costs and expenses:
Cost of sales	33,292	27.7	21,217	28.9
Restaurant operating expenses (excluding depreciation and amortization shown separately below)	62,137	51.6	36,221	49.4
Marketing and advertising costs	2,252	1.9	1,531	2.1
Pre-opening costs	2,750	2.3	1,146	1.6
General and administrative costs	16,373	13.6	7,792	10.6
Donations	32	—	42	0.1
Consulting project costs	4,504	3.7	232	0.3
Acquisition costs	—	—	608	0.8
Reorganization severance	297	0.2	113	0.2
Lease termination and closing costs	2,908	2.4	2	—
Depreciation and amortization	7,651	6.4	4,135	5.6
Total costs and expenses	132,196	109.8	73,039	99.6
Operating (loss) income	(11,815)	(9.8)	308	0.4
Other income (expense), net:
Interest, net of capitalized interest	(7,720)	(6.4)	(303)	(0.4)
Other	13	—	1	—
(Loss) income before income taxes	(19,522)	(16.2)	6	—
Income tax expense (benefit) expense	(1,195)	(1.0)	1	—
(Loss) income from continuing operations	(18,327)	(15.2)	5	—
Income from discontinued operations, net of tax(1)	—	—	395	0.5
Net (loss) income	$(18,327)	(15.2)%	$400	0.5%

(1)
Discontinued operations represent the sale of Sullivan's. See Note 3, Dispositions in the in the notes to our condensed consolidated financial statements for information regarding discontinued operations.

13 Weeks Ended March 26, 2019 Compared to the 13 Weeks Ended March 27, 2018
The following tables show our operating results (in thousands) by segment and on a consolidated basis, as well as our operating results as a percentage of revenues, for the first quarter of 2019 (13 weeks) and 2018 (13 weeks). The tables below include Restaurant-level EBITDA, a non-GAAP measure. See Note 12, Segment Reporting in the notes to our condensed consolidated financial statements for additional information on this metric, including a reconciliation to operating income, the most directly comparable GAAP measure.

	13 Weeks Ended March 26, 2019
	Double Eagle		Barcelona		bartaco		Grille		Consolidated
Revenues	$49,975	100.0%	$17,437	100.0%	$20,637	100.0%	$32,332	100.0%	$120,381	100.0%
Costs and expenses:
Cost of sales	14,895	29.8	4,770	27.4	4,764	23.1	8,863	27.4	33,292	27.7
Restaurant operating expenses:
Labor	13,377	26.8	5,485	31.5	6,985	33.8	10,350	32.0	36,197	30.1
Operating expenses	5,887	11.8	2,440	14.0	3,085	14.9	4,598	14.2	16,010	13.3
Occupancy	4,042	8.1	1,052	6.0	1,358	6.6	3,478	10.8	9,930	8.2
Restaurant operating expenses	23,306	46.6	8,977	51.5	11,428	55.4	18,426	57.0	62,137	51.6
Marketing and advertising costs	1,362	2.7	116	0.7	105	0.5	669	2.1	2,252	1.9
Restaurant-level EBITDA	$10,412	20.8%	$3,574	20.5%	$4,340	21.0%	$4,374	13.5%	$22,700	18.9%

Restaurant operating weeks	209		217		244		312		982
Average weekly volume	$239		$80		$85		$104		$123

	13 Weeks Ended March 27, 2018
	Double Eagle		Barcelona		bartaco		Grille		Consolidated
Revenues	$43,955	100.0%	$—	—%	$—	—%	$29,392	100.0%	$73,347	100.0%
Costs and expenses:
Cost of sales	13,168	30.0	—	—	—	—	8,049	27.4	21,217	28.9
Restaurant operating expenses:
Labor	10,367	23.6	—	—	—	—	9,813	33.4	20,180	27.5
Operating expenses	4,870	11.1	—	—	—	—	4,171	14.2	9,041	12.3
Occupancy	3,608	8.2	—	—	—	—	3,392	11.5	7,000	9.5
Restaurant operating expenses	18,845	42.9	—	—	—	—	17,376	59.1	36,221	49.4
Marketing and advertising costs	896	2.0	—	—	—	—	635	2.2	1,531	2.1
Restaurant-level EBITDA	$11,046	25.1%	$—	—%	$—	—%	$3,332	11.3%	$14,378	19.6%

Restaurant operating weeks	169		—		—		314		483
Average weekly volume	$260		$—		$—		$94		$152

Revenues. Consolidated revenues increased $47.1 million, or 64.1%, to $120.4 million in the first quarter of 2019 from $73.3 million in the first quarter of 2018. This increase was primarily due to 499 net additional operating weeks in the first quarter of 2019, primarily as a result of the Barteca Acquisition, coupled with twelve new restaurant openings over the past four quarters, four Double Eagle restaurants at Back Bay in Boston, Massachusetts, Atlanta, Georgia, San Diego, California and Century City, California, a Barcelona restaurant in Charlotte, North Carolina, four bartaco restaurants in North Hills, North Carolina, Fort Point, Massachusetts, Dallas, Texas and King of Prussia, Pennsylvania, and two Grille restaurants in Philadelphia, Pennsylvania and Fort Lauderdale, Florida. This increase was partially offset by the closure of the Chicago, Illinois Double Eagle. Comparable restaurant sales increased 1.3% in the first quarter of 2019, comprised of a 1.9% increase in average check, partially offset by a 0.6% decrease in customer counts. Excluding Barcelona and bartaco brands, comparable restaurant sales decreased 0.2% in the first quarter of 2019, comprised of a 4.8% decrease in customer counts, partially offset by a 4.6% increase in average check.
Double Eagle revenues increased $6.0 million, or 13.7%, to $50.0 million in the first quarter of 2019 from $44.0 million in the first quarter of 2018. This increase was primarily due to 40 additional operating weeks in the first quarter of 2019, primarily due to opening four Double Eagle restaurants, as described above. This increase was partially offset by a decrease in comparable restaurants and the closure of the Chicago, Illinois Double Eagle. Comparable restaurant sales decreased by 0.4%, comprised of a 1.5% decrease in customer counts, partially offset by a 1.1% increase in average check. Sales transfer from our Boston Seapaort, Massachusetts to our new restaurant opening in Back Bay in Boston, Massachusetts, accounted for the entire decrease in comparable restaurant sales.
Barcelona revenues were $17.4 million the first quarter of 2019. We opened the Charlotte, North Carolina Barcelona restaurant during the first quarter of 2019. Comparable restaurant sales increased by 3.7%, comprised of a 3.6% increase in customer counts and a 0.1% increase in average check.
bartaco revenues were $20.6 million the first quarter of 2019. We opened the Madison, Wisconsin and King of Prussia, Pennsylvania bartaco restaurants during the first quarter of 2019. Comparable restaurant sales increased by 6.7%, comprised of a 5.5% increase in customer counts and a 1.2% increase in average check.
Grille revenues increased $2.9 million, or 10.0%, to $32.3 million in the first quarter of 2019 from $29.4 million in the first quarter of 2018. This increase was primarily due to openings of two Grille restaurants in Philadelphia, Pennsylvania and Fort Lauderdale, Florida, as described above, coupled with an increase in comparable restaurant sales. Comparable restaurant sales increased by 0.2%, comprised of a 7.1% increase in average check, partially offset by a 6.9% decrease in customer counts.
Cost of Sales. Consolidated cost of sales increased $12.1 million, or 56.9%, to $33.3 million in the first quarter of 2019 from $21.2 million in the first quarter of 2018. This increase was primarily due to 499 net additional operating weeks in the first quarter of 2019 and the Barteca Acquisition, as discussed above. As a percentage of consolidated revenues, consolidated cost of sales decreased to 27.7% during the first quarter of 2019 from 28.9% in the first quarter of 2018.
As a percentage of revenues, Double Eagle cost of sales decreased to 29.8% during the first quarter of 2019 from 30.0% in the first quarter of 2018. This decrease in cost of sales, as a percentage of revenues, was primarily due to lower beef, seafood, wine and liquor costs.
As a percentage of revenues, Barcelona cost of sales was 27.4% during the first quarter of 2019.
As a percentage of revenues, bartaco cost of sales was 23.1% during the first quarter of 2019.
As a percentage of revenues, Grille cost of sales remained at 27.4% for the first quarter of 2019 compared to the first quarter of 2018.
Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $25.9 million, or 71.5%, to $62.1 million in the first quarter of 2019 from $36.2 million in the first quarter of 2018. This increase was primarily due to 499 net additional operating weeks in the first quarter of 2019 and the Barteca Acquisition, as discussed above. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 51.6% in the first quarter of 2019 from 49.4% in the first quarter of 2018.
As a percentage of revenues, Double Eagle restaurant operating expenses increased to 46.6% during the first quarter of 2019 from 42.9% during the first quarter of 2018. This increase was primarily due to inefficiencies from new restaurant openings and investments in elevating consumer touchpoints that impact restaurant operating expenses.
As a percentage of revenues, Barcelona restaurant operating expenses were 51.5% during the first quarter of 2019.
As a percentage of revenues, bartaco restaurant operating expenses were 55.4% during the first quarter of 2019.

As a percentage of revenues, Grille restaurant operating expenses decreased to 57.0% during the first quarter of 2019 from 59.1% in the first quarter of 2018. This decrease was primarily due to closing three poor performing locations in 2018, strong new restaurant openings, lower labor and benefits and occupancy costs, partially offset by higher other restaurant operating costs.
Marketing and Advertising Costs. Consolidated marketing and advertising costs increased by $0.7 million to $2.3 million in the first quarter of 2019 compared to $1.5 million in the first quarter of 2018. As a percentage of consolidated revenues, consolidated marketing and advertising costs decreased to 1.9% in the first quarter of 2019 compared to 2.1% during the first quarter of 2018.
As a percentage of revenues, Double Eagle marketing and advertising costs increased to 2.7% during the first quarter of 2019 from 2.0% in the first quarter of 2018. Marketing and advertising costs, as a percentage of revenues increased primarily due to higher digital media and local advertising costs.
As a percentage of revenues, Barcelona marketing and advertising costs were 0.7% during the first quarter of 2019.
As a percentage of revenues, bartaco marketing and advertising costs were 0.5% during the first quarter of 2019.
As a percentage of revenues, Grille marketing and advertising costs decreased to 2.1% during the first quarter of 2019 compared to 2.2% in the first quarter of 2018. Marketing and advertising costs, as a percentage of revenues decreased primarily due to lower digital media and local advertising costs.
Pre-opening Costs. Pre-opening costs increased $1.6 million to $2.7 million in the first quarter of 2019 from $1.1 million in the first quarter of 2018 due primarily to the timing of new restaurants under construction versus the prior year comparable period. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.
General and Administrative Costs. General and administrative costs increased to $16.4 million in the first quarter of 2019 from $7.8 million in the first quarter of 2018. As a percentage of revenues, general and administrative costs increased to 13.6% in the first quarter of 2019 compared to 10.6% during the first quarter of 2018. This increase was primarily related to the additional operating weeks during the first quarter of 2019 due to the Barteca Acquisition, as described above, and additional compensation and other costs related to an increase in the number of restaurant support center and regional management-level personnel to support recent and anticipated growth. As we are able to leverage these investments made in our people and systems, and execute synergies resulting from the Barteca acquisition, we expect these expenses to decrease as a percentage of total revenues over time.
Consulting Project Costs. Consulting project costs were $4.5 million in the first quarter of 2019. These costs are primarily related to the Enterprise resource planning system ("ERP"), and we expect these costs to continue during fiscal 2019. Consulting project costs were $0.2 million in the first quarter of 2018 and were primarily related to the ERP.
Acquisition Costs. We had no acquisition costs in the first quarter of 2019. Acquisition costs were $0.6 million in the first quarter of 2018 and were primarily related to the Barteca Acquisition.
Reorganization Severance. Reorganization severance costs were $0.3 million in the first quarter of 2019. These costs are primarily related to the costs associated with replacing certain employees as a part of strategic initiatives effected by our executive leadership team. Reorganization severance costs were $0.1 million in the first quarter of 2018 and were primarily related to the costs associated with replacing certain employees as a part of strategic initiatives effected by our executive leadership team.
Lease Termination and Closing Costs. During the first quarter of 2019, we incurred approximately $2.9 million in charges, primarily related to closure of the Chicago, Illinois Double Eagle. We incurred a nominal amount of such charges in the first quarter of 2018.
Depreciation and Amortization. Depreciation and amortization increased $3.5 million, or 85.0%, to $7.7 million in the first quarter of 2019 from $4.1 million in the first quarter of 2018. The increase in depreciation and amortization expense was primarily the result of the Barteca Acquisition, coupled with the twelve new restaurant openings over the past four quarters, as described above, as well as for existing restaurants that were remodeled during fiscal 2019 and 2018.
Income Tax Expense. The effective income tax rate for the first quarter of 2019 had a rate of 6.1% compared to 16.7% for the first quarter of 2018. The factors causing the effective tax rates to vary from the federal statutory rate of 21% were primarily due to the change to the valuation allowance, the effect of certain permanent differences and the impact of the FICA tip deduction addback. See Note 10 Income Taxes to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion on income taxes.
Discontinued Operations. During the first quarter of 2019 we had no activities from discontinued operations. During the first quarter of 2018 we had an income of $0.4 million, net of tax, from discontinued operations. See Note 3, Dispositions in the notes to our condensed consolidated financial statements for information regarding discontinued operations.

Liquidity and Capital Resources
Our principal liquidity requirements are our lease obligations and capital expenditure needs. We expect to finance our operations for at least the next several years, including costs of opening currently planned new restaurants, through cash provided by operations, public offerings of securities and borrowings available under our new senior secured revolving credit commitments and loans under our existing credit agreement. However, we cannot be sure that these sources will be sufficient to finance our operations, and we may seek additional financing in the future. As of March 26, 2019, we had cash and cash equivalents of approximately $4.7 million.
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
The following table presents a summary of our cash flows:໿

	13 Weeks Ended	13 Weeks Ended
(Amounts in thousands)	March 26, 2019	March 27, 2018
Net cash (used in) provided by operating activities	$(3,372)	$4,000
Net cash used in investing activities	(15,299)	(10,787)
Net cash provided by financing activities	14,787	5,172
Net change in cash and cash equivalents	$(3,884)	$(1,615)
Operating Activities. Net cash flows used by operating activities decreased by $7.4 million during the first quarter of 2019 as compared to the first quarter of 2018, primarily due to a $18.7 million decrease in net income, a $2.8 million decrease in accounts payable and a $1.4 million decrease in deferred taxes, partially offset by a $2.9 million increase in income taxes, a $2.5 million increase in lease incentives receivable and a $1.2 million increase in deferred revenue.
Investing Activities. Net cash used in investing activities for the first quarter of 2019 was $15.3 million, consisting of $15.3 million for the purchases of property and equipment primarily related to construction of one Double Eagle restaurant, one Barcelona restaurant and two bartaco restaurants, and remodel activity of existing restaurants. Net cash used in investing activities for the first quarter of 2018 was $10.8 million, consisting of purchases of property and equipment primarily related to construction of one Double Eagle restaurant and one Grille restaurant and remodel activity of existing restaurants.
Financing Activities. Net cash provided by financing activities for the first quarter of 2019 was $14.8 million, which was primarily due to $49.4 million in proceeds from borrowings, partially offset by 31.8 million in payments on borrowings and 2.0 million payment of debt issuance costs. Net cash used in financing activities for the first quarter of 2018 was $5.2 million, which was primarily due to $5.5 million in proceeds from borrowings.
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
On February 26, 2019, we entered into the Joinder Agreement with JPMorgan Chase Bank, N.A., as the incremental term lender and JPMorgan Chase Bank, N.A. as the administrative agent. The Joinder Agreement provided the Company with incremental term loan commitments in a principal amount equal to $25.0 million. The Company drew the full amount of the incremental term loans on the date of the Joinder Agreement and received net proceeds of approximately $23.1 million. The Company used the net proceeds of the incremental term loans to repay a portion of the outstanding amounts under the 2018 Credit Facility . Since the repayment does not reduce the commitments under the 2018 Credit Facility, the transaction expanded the Company’s sources of liquidity without increasing leverage at this time.
Contractual Obligations
The following table summarizes our contractual obligations as of March 26, 2019:

(Amounts in thousands)	Total	2019	2020-2021	2022-2023	2024 and beyond
Operating leases(1)	$478,662	$24,142	$66,069	$65,714	$322,737
Finance leases(1)	17,488	$993	$2,752	$2,842	$10,901
Long term debt — including current portion(2)	354,225	2,514	6,704	6,704	338,303
Interest on long-term debt(3)	174,338	20,316	53,921	53,550	46,551
Total	$1,024,713	$47,965	$129,446	$128,810	$718,492

(1)
Includes all arrangements for operating and finance leases. Includes imputed interest of $265.4 million over the life of operating leases and imputed interest of $9.2 million over the life of finance leases. See Note 8 Leases to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion on operating and finance leases.

(2)
Payments are shown at principal amount. See Note 7, Long-Term Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion on long-term debt.

(3)
See Note 7, Long-Term Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion on long-term debt. Amounts shown reflect variable interest rates in effect at March 26, 2019.

Off-Balance Sheet Arrangements
At March 26, 2019 and December 25, 2018, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies
Except for our accounting policies impacted by our adoption of ASU No. 2016-02 Leases, there have been no material changes to the critical accounting policies from what was previously reported in the 2018 10-K. The effects of new accounting pronouncements are discussed in Note 1, Business And Basis Of Presentation in the notes to our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates. For fixed rate debt, including borrowings against our deferred compensation investments, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings available under our amended credit facility, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. As of March 26, 2019, there was $339.5 million of outstanding borrowings on the Company’s long-term debt. Holding other variables constant, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $10,000 per $1.0 million of outstanding debt under our credit facility, which would have been approximately $3.4 million, less the impact of the hedge over the course of a full fiscal year. See Note 6 Derivative Financial Instruments to our condensed consolidated financial statements included elsewhere in this Quarterly Report for disclosures on our derivative instrument and hedging activities.
We have entered into an interest rate cap to mitigate the impact of LIBOR variability on interest expense for a portion of our variable rate debt. The interest rate cap has been designated as a cash flow hedge. Consequently, the unrealized market value changes of the interest rate cap has been recorded in AOCI and is reclassified to earnings during the period in which the hedged transaction affects earnings. At March 26, 2019, we had an interest rate cap with a notional value of $200.0 million and 3% per annum strike rate to hedge the variability in the monthly 1-month LIBOR interest payments on a portion of our Term Loan B beginning July 31, 2018, through the expiration of the interest rate cap on June 30, 2022. Any variability in the 1-month LIBOR interest payment on the Term Loan B beyond 3% per annum are offset by the net proceeds received upon exercising the interest rate cap.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of March 26, 2019, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
During the first quarter of 2019, we implemented FASB ASU No. 2016-02, Leases (Topic 842). Although this new leasing standard has had an immaterial impact on our ongoing net income, in connection with its adoption, we implemented changes to our processes and control activities related to lease accounting. These changes included the development of new policies based on the right-of-use method, utilizing third party lease software, new training, ongoing contract review requirements, and gathering of information provided for disclosures. There were no other changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, that occurred during our fiscal quarter ended March 26, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes from the risk factors previously disclosed in the 2018 10-K. For a discussion on these risk factors, please see "Item 1A. Risk Factors" contained in the 2018 10-K.
We are subject to risks and uncertainties related to our review of strategic alternatives that may adversely affect our business.
In December 2018, we announced that our Board of Directors, working with the Company's management team and its legal and financial advisors, commenced a process to explore and evaluate potential strategic alternatives for the Company focused on maximizing shareholder value. Our Board has formed a committee of independent directors to lead this process. The process of exploring strategic alternatives will involve the dedication of significant resources and the incurrence of fees and expenses and will likely result in the incurrence of significant fees and expenses if we determine to move forward with any of the strategic alternatives. In addition, our exploration of strategic alternatives may expose our business to other risks and uncertainties, including the diversion of management and employee attention and time; difficulty in recruiting, hiring, and retaining necessary personnel; and disruption to our relationships with clients and suppliers as well as to other commercial and strategic relationships. Furthermore, speculation regarding any developments related to the review of strategic alternatives and or uncertainty regarding the outcome could cause our share price to fluctuate significantly. There is no timeline for the completion of the strategic review and there can be no assurance that our exploration of strategic alternatives will result in the Company determining to proceed with any transaction. It is not possible to predict the impact of the conclusion of the strategic review on our business or share price. If we are unable to effectively mitigate the risks related to the strategic review, it may disrupt our business and adversely impact our financial results, results of operations and cash flows.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
EXHIBIT INDEX

Exhibit No.	Description	Reference

4.1
Amendment to Rights Agreement, dated as of February 1, 2019, between Del Frisco’s Restaurant Group, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2019 and incorporated herein by reference.

4.2
Certificate of Elimination of Series B Preferred Stock of Del Frisco’s Restaurant Group, Inc., as filed with the Secretary of State of the State of Delaware on February 1, 2019, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 4, 2019 and incorporated herein by reference.

10.1	Employment Agreement, dated April 23, 2018 between April L. Scopa and Del Frisco’s Restaurant Group, Inc.	# *

10.2
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

10.3
Cooperation Agreement, dated February 1, 2019, by and among Del Frisco’s Restaurant Group, Inc. and Engaged Capital, LLC and certain of its affiliates filed on February 4, 2019 as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Instance Document	†

101.SCH	XBRL Taxonomy Extension Schema Document	†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†

101.DEF	XBRL Taxonomy Definition Linkbase Document	†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†

#	Denotes management compensatory plan or arrangement.
*	Filed herewith.
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

Del Frisco’s Restaurant Group, Inc.

Date: May 6, 2019	/s/ Norman J. Abdallah
Norman J. Abdallah
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 6, 2019	/s/ Neil H. Thomson
Neil H. Thomson
Chief Financial Officer (Principal Financial Officer)