Form 10-Q
period 2019-06-25
Del Frisco's Restaurant Group, Inc.
filed 2019-08-05
CIK 1415301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2019
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

As of July 31, 2019, the latest practicable date, 33,436,902 shares of the registrant’s common stock, $0.001 par value per share, were issued and outstanding.

DEL FRISCO’S RESTAURANT GROUP, INC.
FORM 10-Q

INDEX

Cautionary Note Regarding Forward-Looking Statements	1

Part I – Financial Information	2

Item 1. Financial Statements (Unaudited)	2

Condensed Consolidated Balance Sheets as of June 25, 2019 and December 25, 2018	3

Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended June 25, 2019 and June 26, 2018 and for the Twenty-Six Weeks Ended June 25, 2019 and June 26, 2018	4

Condensed Consolidated Statements of Comprehensive Loss for the Thirteen Weeks Ended June 25, 2019 and June 26, 2018 and for the Twenty-Six Weeks Ended June 25, 2019 and June 26, 2018	5

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Thirteen Weeks Ended June 25, 2019 and June 26, 2018	6

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Twenty-Six Weeks Ended June 25, 2019 and June 26, 2018	7

Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended June 25, 2019 and June 26, 2018	8

Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	38

Part II – Other Information	40

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3. Defaults Upon Senior Securities	42

Item 4. Mine Safety Disclosures	42

Item 5. Other Information	43

Item 6. Exhibits	44

Signatures	46

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Quarterly Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements include all statements that are not historical facts. Forward looking statements reflect intent, belief, current expectations, estimates or projections about, among other things, our industry, management’s beliefs, and future events and financial trends affecting us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” "should," "could" and variations of these words or similar expressions are intended to identify forward looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Although we believe the expectations reflected in any forward-looking statements are reasonable, such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include, but are not limited to, the following:

•	economic conditions (including customer spending patterns);

•	our ability to compete;

•	our ability to implement our growth strategy, including opening new restaurants, operating them profitably and accelerating development of our brands;

•	customer experiences or negative publicity surrounding our restaurants;

•	pricing and deliveries of food and other supplies;

•	changes in consumer tastes and spending patterns;

•	laws and regulations affecting labor and employee benefit costs, including increases in state and federally mandated minimum wages;

•	labor shortages;

•	general financial and credit market conditions;

•	fixed rental payments and the terms of our indebtedness;

•	cyber security and our ability to protect customer information;

•	the Barteca Acquisition;

•	valuation allowance;

•	merger with Harlan; and

•
other factors described in "Item 1A. Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 25, 2018 (the "2018 10-K"), and in our Quarterly Report on Form 10-Q for the quarter ended March 26, 2019.

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

PART I
FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

CONSOLIDATED DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets—Unaudited

	As of
(Amounts in thousands, except share data)	June 25, 2019	December 25, 2018
ASSETS
Current assets:
Cash and cash equivalents	$10,671	$8,535
Inventory	23,055	22,461
Income taxes receivable	766	2,861
Lease incentives receivable	5,407	6,775
Prepaid expenses	3,623	8,284
Other current assets	5,091	9,043
Total current assets	48,613	57,959
Property and equipment:
Buildings and improvements	7,432	17,500
Leasehold improvements	283,027	251,417
Furniture, fixtures, and equipment	91,333	85,164
Construction in progress	17,043	24,906
Property and equipment, gross	398,835	378,987
Less accumulated depreciation	(102,525)	(91,184)
Property and equipment, net	296,310	287,803
Operating lease right-of-use assets, net	166,204	—
Goodwill	159,279	156,131
Intangible assets, net	205,710	206,573
Other assets	20,502	17,566
Total assets	$896,618	$726,032

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$38,368	$43,527
Deferred revenue	13,605	16,624
Sales tax payable	2,736	3,215
Accrued payroll	9,167	11,258
Current portion of deferred rent obligations	—	4,193
Other current liabilities	10,292	6,026
Current portion of operating leases	27,030	—
Current portion of finance leases	1,028	1,714
Current portion of long-term debt	3,353	3,100
Total current liabilities	105,579	89,657
Noncurrent liabilities:
Long-term debt, net	350,755	320,736
Noncurrent operating leases	198,264	—
Finance leases	7,157	11,828
Deferred rent obligations	—	56,442
Deferred income taxes, net	23,427	23,900
Other liabilities	12,520	9,887
Total liabilities	697,702	512,450
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at June 25, 2019 or December 25, 2018	—	—
Common stock, $0.001 par value, 190,000,000 shares authorized, 37,571,574 shares issued and 33,422,315 shares outstanding at June 25, 2019 and 37,444,400 shares issued and 33,321,795 shares outstanding at December 25, 2018	37	37
Treasury stock at cost: 4,149,259 and 4,122,605 shares at June 25, 2019 and December 25, 2018, respectively	(67,823)	(67,823)
Additional paid in capital	250,647	248,618
Retained earnings	17,384	33,379
Accumulated other comprehensive loss, net of tax	(1,329)	(629)
Total stockholders' equity	198,916	213,582
Total liabilities and stockholders' equity	$896,618	$726,032
See accompanying notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations — Unaudited
໿

	13 Weeks Ended		26 Weeks Ended
(Amounts in thousands, except per share data)	June 25, 2019	June 26, 2018	June 25, 2019	June 26, 2018
Revenues	$131,687	$75,718	$252,068	$149,064
Costs and expenses:
Cost of sales	35,873	21,537	69,165	42,754
Restaurant operating expenses (excluding depreciation and amortization shown separately below)	65,261	36,337	127,399	72,558
Marketing and advertising costs	2,260	1,666	4,512	3,196
Pre-opening costs	1,301	1,403	4,050	2,549
General and administrative costs	17,117	7,988	33,489	15,778
Donations	163	16	195	58
Consulting project costs	3,450	621	7,954	854
Acquisition costs	—	4,338	—	4,946
Reorganization severance	480	—	777	113
Lease termination and closing costs	(1,754)	589	1,154	591
Depreciation and amortization	8,144	4,237	15,795	8,372
Total costs and expenses	132,295	78,732	264,490	151,769
Operating loss	(608)	(3,014)	(12,422)	(2,705)
Other income (expense), net:
Interest, net of capitalized interest	(8,409)	(510)	(16,129)	(814)
Other	(32)	(50)	(19)	(49)
Loss before income taxes	(9,049)	(3,574)	(28,570)	(3,568)
Income tax benefit	(2,651)	(2,182)	(3,845)	(2,181)
Loss from continuing operations	(6,398)	(1,392)	(24,725)	(1,387)
(Loss) income from discontinued operations, net of tax	—	(170)	—	225
Net loss	$(6,398)	$(1,562)	$(24,725)	$(1,162)
Net loss per average common share outstanding — basic and diluted
Loss from continuing operations	$(0.19)	$(0.07)	$(0.74)	$(0.07)
(Loss) income from discontinued operations	—	(0.01)	—	0.01
Net loss	$(0.19)	$(0.08)	$(0.74)	$(0.06)
Weighted-average number of common shares outstanding:
Basic	33,417	20,377	33,387	20,347
Diluted	33,417	20,377	33,387	20,347
See accompanying notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss — Unaudited

	13 Weeks Ended		26 Weeks Ended
(Amounts in thousands)	June 25, 2019	June 26, 2018	June 25, 2019	June 26, 2018
Net loss	$(6,398)	$(1,562)	$(24,725)	$(1,162)
Other comprehensive income(loss), net of tax:
Change in unrealized gain (loss) on cash flow hedge(1)	1	—	(700)	—
Other comprehensive income(loss), net of tax	1	—	(700)	—
Comprehensive loss	$(6,397)	$(1,562)	$(25,425)	$(1,162)

(1)
Change in unrealized gain (loss) on cash flow hedges is presented net of tax, which was zero for the 13 weeks and 26 weeks ended June 25, 2019. There was no cash flow hedging activity for the 13 weeks and 26 weeks ended June 26, 2018.

See accompanying notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity — Unaudited
For the 13 Weeks Ended June 25, 2019

	Common Stock
(In thousands, except share data)	Shares	Par Value	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated other Comprehensive Loss	Total
Balance at March 26, 2019	33,378,025	$37	$249,650	$(67,823)	$23,782	$(1,330)	$204,316
Net loss	—	—	—	—	(6,398)	—	(6,398)
Other comprehensiveincome, net of tax	—	—	—	—	—	1	1
Share-based compensation costs	—	—	1,010	—	—	—	1,010
Shares issued under stock compensation plan, net of shares withheld for tax effects	44,290	—	(13)	—	—	—	(13)
Balance at June 25, 2019	33,422,315	$37	$250,647	$(67,823)	$17,384	$(1,329)	$198,916
For the 13 Weeks Ended June 26, 2018

	Common Stock
(In thousands, except share data)	Shares	Par Value	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated other Comprehensive Loss	Total
Balance at March 27, 2018	20,342,589	$24	$148,481	$(67,823)	$110,082	$—	$190,764
Net loss	—	—	—	—	(1,562)	—	(1,562)
Share-based compensation costs	—	—	1,071	—	—	—	1,071
Shares issued under stock compensation plan, net of shares withheld for tax effects	40,233	—	(74)	—	—	—	(74)
Balance at June 26, 2018	20,382,822	$24	$149,478	$(67,823)	$108,520	$—	$190,199
See accompanying notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders’ Equity — Unaudited
For the 26 Weeks Ended June 25, 2019

	Common Stock
(In thousands, except share data)	Shares	Par Value	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated other Comprehensive Loss	Total
Balance at December 25, 2018	33,321,795	$37	$248,618	$(67,823)	$33,379	$(629)	$213,582
Cumulative effect adjustment (Notes 1)	—	—	—	—	8,730	—	8,730
Balance at December 26, 2018	33,321,795	37	248,618	(67,823)	42,109	(629)	222,312
Net loss	—	—		—	(24,725)	—	(24,725)
Other comprehensive loss, net of tax	—	—	—	—	—	(700)	(700)
Share-based compensation costs	—	—	2,221	—	—	—	2,221
Shares issued under stock compensation plan, net of shares withheld for tax effects	100,520	—	(192)	—	—	—	(192)
Balance at June 25, 2019	33,422,315	$37	$250,647	$(67,823)	$17,384	$(1,329)	$198,916
For the 26 Weeks Ended June 26, 2018

	Common Stock
(In thousands, except share data)	Shares	Par Value	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated other Comprehensive Loss	Total
Balance at December 26, 2017	20,309,341	$24	$147,503	$(67,823)	$109,383	$—	$189,087
Cumulative effect adjustment (Note 1)	—	—	—	—	299	—	299
Balance at December 27, 2017	20,309,341	24	147,503	(67,823)	109,682	—	189,386
Net income	—	—	—	—	(1,162)	—	(1,162)
Share-based compensation costs	—	—	2,098	—	—	—	2,098
Stock option exercises	4,000	—	52	—	—	—	52
Shares issued under stock compensation plan, net of shares withheld for tax effects	69,481	—	(175)	—	—	—	(175)
Balance at June 26, 2018	20,382,822	$24	$149,478	$(67,823)	$108,520	$—	$190,199

See accompanying notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows—Unaudited
໿

	26 Weeks Ended
(Amounts in thousands)	June 25, 2019	June 26, 2018
Cash flows from operating activities:
Net loss	$(24,725)	$(1,162)
Adjustments to reconcile net income loss to net cash provided by operating activities:
Depreciation and amortization	18,826	9,634
Loss on disposal of restaurant property	58	55
Amortization of debt issuance costs	1,084	—
Share based compensation	2,221	2,098
Impairment charges	—	84
Deferred income taxes	(3,621)	(5,281)
Changes in operating assets and liabilities:
Inventory	(594)	(209)
Lease incentives receivable	5,421	1,156
Prepaid expenses and other assets	6,001	2,483
Accounts payable	(2,195)	(1,079)
Income taxes	2,095	3,330
Deferred rent obligations	—	3,799
Deferred revenue	(3,019)	(4,231)
Other liabilities	(355)	(2,375)
Net cash provided by operating activities	1,197	8,302
Cash flows from investing activities:
Purchases of property and equipment	(27,897)	(32,330)
Other investing activities	242	(179)
Net cash used in investing activities	(27,655)	(32,509)
Cash flows from financing activities:
Cash overdraft	—	4,655
Payments on borrowings	(42,614)	—
Proceeds from borrowings	74,300	16,500
Payment of debt issuance costs	(2,032)	—
Principal payments of finance leases	(625)	(21)
Payments on loan against deferred compensation investments	(243)	(501)
Cash tax payment for share-based awards	(192)	(175)
Proceeds from exercise of stock options	—	52
Net cash provided by financing activities	28,594	20,510
Net change in cash and cash equivalents	2,136	(3,697)
Cash and cash equivalents at beginning of period	8,535	4,594
Cash and cash equivalents at end of period	$10,671	$897
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$14,849	$471
Income taxes	$(2,067)	$945
Non cash investing and financing activities:
Capital expenditures included in accounts payable at end of period	$3,036	$7,087
Tenant improvement allowance receivables	$4,053	$8,780
Capital lease	$—	$887
See accompanying notes to condensed consolidated financial statements.

DEL FRISCO’S RESTAURANT GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements—Unaudited
໿
1. Business and Basis of Presentation
As of June 25, 2019, Del Frisco’s Restaurant Group, Inc. ("we," "us," "our," “Del Frisco’s” or the “Company”) owned and operated 78 restaurants under the concept names of Del Frisco’s Double Eagle Steakhouse (“Double Eagle”), Barcelona Wine Bar (“Barcelona”), bartaco, and Del Frisco’s Grille (“Grille”). Of the 78 restaurants we operated at the end of the period covered by this report, there were 16 Double Eagle restaurants, 17 Barcelona restaurants, 21 bartaco restaurants, and 24 Grille restaurants in operation in 17 states and the District of Columbia.
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
On February 26, 2019, we entered into a joinder agreement with JPMorgan Chase Bank, N.A., as the incremental term lender and JPMorgan Chase Bank, N.A. as the administrative agent (the “Joinder Agreement”). The Joinder Agreement modifies the 2018 Credit Facility and provides the Company with incremental term loan commitments in a principal amount equal to $25.0 million. The Company drew the full amount of the incremental term loans on the date of the Joinder Agreement and received net proceeds of approximately $23.1 million. The Company used the net proceeds of the incremental term loans to repay a portion of the outstanding amounts under the 2018 Credit Facility. Since the repayment does not reduce the commitments under the 2018 Credit Facility, the transaction expanded the Company’s sources of liquidity without increasing leverage at this time. See Note 7, Long-Term Debt in the notes to our condensed consolidated financial statements.
On June 17, 2019, we entered into an amendment (the “Second Amendment”) to the 2018 Credit Facility to increase the percentage of Projected EBITDAR Margin that may be included when determining Consolidated EBITDAR for purposes of calculating the Financial Covenant (as defined in the 2018 Credit Facility). See Note 7, Long-Term Debt in the notes to our condensed consolidated financial statements.
On June 23, 2019, we entered into a definitive agreement to be acquired by affiliates of L Catterton, a consumer-focused private equity firm with over $15 billion of equity capital across six fund strategies in 17 offices globally. Under the terms of the agreement, affiliates of L Catterton will acquire all outstanding shares of the Company’s common stock for a total value of approximately $650 million. Company stockholders will receive $8.00 in cash per share. The Agreement and Plan of Merger, dated as of June 23, 2019, by and among the Company, Harlan Parent, Inc. and Harlan Merger Sub, Inc. was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 24, 2019.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all the information and disclosures required by GAAP for complete financial statements. Operating results for the 13 weeks and 26 weeks ended June 25, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2018 filed with the SEC on March 11, 2019 (the “2018 10-K”).
The results of Sullivan's operations have been presented as discontinued operations for the 13 weeks and and 26 weeks ended June 26, 2018. See Note 3, Dispositions in the notes to our condensed consolidated financial statements for information regarding discontinued operations.
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
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). which requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee will primarily depend on its classification as a finance (formerly capital) or operating lease. However, unlike previous GAAP, which required only capital leases to be recognized on the balance sheet, ASU 2016-02 requires all leases with an initial term greater than one year to be recognized on the balance sheet as a right-of-use ("ROU") asset and a lease liability.
We adopted ASU 2016-02 in the first quarter of 2019 by utilizing the modified retrospective transition method through a cumulative-effect adjustment in the beginning of the first quarter of 2019. We elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that existed prior to the adoption of the new standard. We made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. We have elected the practical expedient the Company will not separate a qualifying contract into its lease and non-lease components. The Company recognizes those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases with original terms over 12 months where the Company is the lessee. As a result of the adoption of the new lease standard we recognized ROU assets of $161.6 million, and lease liabilities of $218.0 million, and recorded a cumulative effect adjustment to increase retained earnings of $8.7 million, due to build-to-suit leases and prior deferred gains on sales leaseback transactions.
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
2. Acquisitions
On the Acquisition Date, we completed the acquisition of all outstanding interests in Barteca for total cash consideration of $331.2 million, which represents a purchase price of $325 million plus customary adjustments including payments for cash remaining in the business. Barteca owns and operates two restaurant concepts: Barcelona and bartaco. Barcelona and bartaco restaurant concepts are innovative, with a unique vibe, food, drinks and design. Barcelona serves as a neighborhood Spanish tapas bar with an ever-changing selection of tapas, using both local and seasonal ingredients as well as specialties from Spain and the Mediterranean. Barcelona has a superior Spanish wine program and an award winning selection of wines, with 17 locations in 9 states and the District of Columbia. bartaco combines fresh, upscale street food with a coastal vibe in a relaxed environment and is inspired by a healthy, outdoor lifestyle. bartaco has 21 locations across 13 states, as of June 25, 2019.
The following table summarizes the preliminary fair value of identified assets acquired and liabilities assumed at the Acquisition Date:

As of
(Amounts in thousands)	June 27, 2018
Purchase price	$331,199

Allocation of purchase price
Cash and cash equivalents	6,006
Accounts receivable	3,311
Inventory	2,068
Prepaid expenses and other assets	3,740
Leasehold improvements	34,919
Buildings and improvements	17,967
Furniture, fixtures, and equipment	13,207
Construction in progress	4,340
Other assets	1,421
Intangible assets	185,080
(Unfavorable) leases	(785)
Accounts payable and other liabilities	(14,111)
Financing lease obligations	(13,340)
Deferred taxes	(28,147)
Total fair value of net assets acquired:	215,676
Goodwill	$115,523
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
As a result of the acquisition, we have recognized approximately $115.5 million of goodwill, of which $104.7 million is deductible for income tax purposes. Goodwill, of which $43.2 million and $72.3 million is attributable to the Barcelona and bartaco reportable segments, respectively, represents the excess of the purchase price over the aggregate fair value of net assets acquired and is related to the benefits expected as a result of the acquisition, including sales, development and growth opportunities. We believe that Barteca's innovative concepts are highly complementary and will provide Del Frisco’s portfolio with significant growth and development opportunities, enabling us to capture market share in the experiential dining segment, while mitigating the effects of seasonality and the risk of economic downturns to our restaurant portfolio.

The purchase accounting is complete, and our estimates and assumptions were subject to change during the measurement period (up to one year from the acquisition date).
Amounts previously estimated have changed during the measurement period. The changes in estimates included an increase of $4.5 million of buildings and improvements, an increase of $2.0 million of financing lease obligations and a decrease of $0.9 million in accounts payable. We recorded the measurement-period adjustments in the fourth quarter of 2018. Depreciation and interest expenses increased by $0.2 million and $0.1 million, respectively as a result of these measurement-period adjustments. Additionally, deferred tax liabilities increased by $3.1 million with a corresponding change to goodwill in the second quarter of 2019.
Pro Forma Results of Operations (unaudited)
The following pro forma results of operations for the 13 weeks ended June 26, 2018 and 26 weeks ended June 26, 2018, have been prepared as though the business acquisition had occurred on January 1, 2017 consistent with the pro forma results of operations prepared for the third quarter and annual filings of fiscal 2018. This pro forma financial information is not indicative of the results of operations that the Company would have attained had the acquisition occurred at the beginning of the period presented, nor is the pro forma financial information indicative of the results of operations that may occur in the future:

	13 Weeks Ended	26 Weeks Ended
(Amounts in thousands)	June 26, 2018	June 26, 2018
Revenues	$112,655	$217,281
Net loss	(5,556)	(8,165)
Net loss per average common share
Basic	$(0.27)	$(0.40)
Diluted	$(0.27)	$(0.40)
The above pro forma information includes Barteca's actual revenues and net loss of $36.9 million and $6.7 million for the 13 weeks ended June 26, 2018 and $68.2 million and $5.7 million for the 26 weeks ended June 26, 2018, respectively. The combined companies incurred $7.0 million and $13.9 million of interest expense based on financing related to the transaction for the 13 weeks ended June 26, 2018 and 26 weeks ended June 26, 2018, respectively and was reflected in pro forma net loss. Pro forma revenues exclude Sullivan’s results of operation as these amounts are reflected as discontinued operations in the Consolidated Statements of Operations. See Note 3, Dispositions in the notes to our condensed consolidated financial statements for information regarding discontinued operations.
3. Dispositions
On September 21, 2018, we sold all of the outstanding equity interests in our Sullivan’s Steakhouse business to Sullivan’s Holding LLC, a Delaware limited liability company and affiliate of Romano’s Macaroni Grill for total gross proceeds of approximately $32 million, subject to customary adjustments for inventory and cash.
The results of Sullivan’s operations have been reflected as discontinued operations for the 13 weeks ended June 26, 2018 and 26 weeks ended June 26, 2018. Sullivan’s Steakhouse had been previously disclosed as a separate reportable segment. Disposition costs related to the sale of Sullivan’s were approximately $2.0 million.

	13 Weeks Ended	26 Weeks Ended
(Amounts in thousands)	June 26, 2018	June 26, 2018
Revenues	$14,322	$30,279
Costs and expenses:
Cost of sales	4,419	9,356
Restaurant operating expenses	7,070	15,064
Marketing and advertising costs	331	820
General and administrative costs	514	1,055
Disposition costs	20	69
Lease termination and closing costs	434	798
Impairment charges	—	84
Depreciation and amortization	1,057	2,103

Total costs and expenses	13,845	29,349
Income from discontinued operation before income taxes	477	930
Income tax expense	647	705
(Loss) income from discontinued operations	$(170)	$225
Cash flows from Sullivan’s discontinued operations are included in the accompanying Condensed Consolidated Statements of Cash Flows. The significant cash flow items from the Sullivan’s divestiture for the 26 weeks ended June 26, 2018 were as follows:

26 Weeks Ended
(Amounts in thousands)	June 26, 2018
Depreciation and amortization	$2,103
Capital expenditures	462

4. Earnings (Loss) Per Share
Basic earnings (loss) per share (“EPS”) data is computed based on the weighted average number of shares of common stock outstanding during the periods. Diluted EPS data is computed based on the weighted average number of shares of common stock outstanding, including all potentially issuable shares of common stock. We incurred a net loss for the 13 weeks and 26 weeks ended June 25, 2019, and therefore, diluted shares outstanding equaled basic shares outstanding. We incurred a net loss for the 13 weeks and 26 weeks ended June 26, 2018, and therefore, diluted shares outstanding equaled basic shares outstanding.
The following table details our basic and diluted earnings per common share calculation:໿

	13 Weeks Ended		26 Weeks Ended
(Amounts in thousands, except per share data)	June 25, 2019	June 26, 2018	June 25, 2019	June 26, 2018
Net loss	$(6,398)	$(1,562)	$(24,725)	$(1,162)
Shares:
Weighted-average common shares outstanding—basic	33,417	20,377	33,387	20,347
Effect of dilutive shares	—	—	—	—
Weighted-average common shares outstanding—diluted	33,417	20,377	33,387	20,347

Loss per share—basic	$(0.19)	$(0.08)	$(0.74)	$(0.06)
Loss per share—diluted	$(0.19)	$(0.08)	$(0.74)	$(0.06)

5. Stock-Based Employee Compensation
2012 Long-Term Equity Incentive Plan
On July 16, 2012, we adopted the Del Frisco’s Restaurant Group, Inc. 2012 Long-Term Equity Incentive Plan (the “2012 Plan”), which allows us to grant stock options, restricted stock, restricted stock units, deferred stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for us. The 2012 Plan provided for granting of options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Equity-based awards vest or become exercisable at various periods ranging from one to four years from the date of grant. The 2012 Plan has 2,232,800 shares of common stock authorized for issuance under the plan. At June 25, 2019 no shares of common stock were available for future grants under the 2012 Plan.
2019 Long-Term Equity Incentive Plan
On May 30, 2019, we adopted the Del Frisco’s Restaurant Group, Inc. 2019 Long-Term Equity Incentive Plan (the “2019 Plan"), which allows us to grant stock options, stock appreciation rights ("SAR"), restricted stock, restricted stock units and other equity-based awards to directors, officers, key employees and other key individuals performing services for us. The 2019 Plan provides for granting of SAR or options to purchase shares of common stock at an exercise price not less than the fair value of the stock on the date of grant. Equity-based awards vest or become exercisable at various periods ranging from one to four years from the date of grant. The 2019 Plan has 1,950,000 shares of common stock authorized for issuance under the plan. There were 467,300 shares of common stock issuable upon exercise of outstanding options and 1,603,701 restricted shares, restricted stock units and performance stock units outstanding at June 25, 2019, with 2,098,208 shares of common stock available for future grants.
The following table details our total share-based compensation cost, as well as where the costs were expensed:

	13 Weeks Ended		26 Weeks Ended
(Amounts in thousands)	June 25, 2019	June 26, 2018	June 25, 2019	June 26, 2018
Restaurant operating expenses	$6	$29	$14	$64
General and administrative costs	1,004	1,042	2,207	2,034
Total stock compensation cost	$1,010	$1,071	$2,221	$2,098
Restricted Stock, Restricted Stock Units, and Performance Stock Units
The following table summarizes restricted stock, restricted stock unit, and performance stock unit activity:

	26 Weeks Ended June 25, 2019
	Shares (000's)	Weighted average grant date fair value	Aggregate intrinsic value ($000's)
Outstanding at beginning of period	1,313	$10.24
Granted	467	5.97
Vested	(127)	15.81
Forfeited	(49)	8.94
Outstanding at end of period	1,604	$8.60	$12,701
As of June 25, 2019, there was $8.6 million of total unrecognized compensation cost related to non-vested restricted stock, restricted stock units, and performance stock units. This cost is expected to be recognized over a period of approximately 1.9 years.
Stock Options
The following table summarizes stock option activity:

	26 Weeks Ended June 25, 2019
	Shares (000's)	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value ($000's)
Outstanding at beginning of period	467	$18.54
Exercised	—	—
Forfeited	—	—
Outstanding at end of period	467	$18.54	3.8 years	$—
Options exercisable at end of period	467	$18.54	3.8 years	$—
As of June 25, 2019, all stock options were vested, accordingly all compensation costs related to vested stock options were recognized.
6. Derivative Financial Instruments
As of June 25, 2019, we have entered into one derivative instrument designated as a cash flow hedge for risk management purposes. The derivative instrument is used to mitigate our exposure to interest rate fluctuations.
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
Quantitative Disclosures on Derivative Instruments
The following tables present the required quantitative disclosures for our derivative instrument, including its estimated fair values (all estimated using Level 2 inputs) and their financial statement presentation for the fiscal quarters ended June 25, 2019 and June 26, 2018, respectively.
Derivative instruments recorded at fair value in our unaudited condensed consolidated balance sheets as of June 25, 2019 and December 25, 2018, respectively, consisted of the following:

	Derivative Assets
(Amounts in thousands)	June 25, 2019		December 25, 2018
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate cap	Other current assets	$132	Other current assets	$1,075
Total derivatives designated as hedging instruments		$132		$1,075
The effect of cash flow hedges on accumulated other comprehensive income (loss) for the 13 weeks ended June 25, 2019 and the 13 weeks ended June 26, 2018, was as follows (Amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative*		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income		Classification of Gain or (Loss) Recognized in income related to Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	13 Weeks Ended			13 Weeks Ended			13 Weeks Ended
	June 25, 2019	June 26, 2018		June 25, 2019	June 26, 2018		June 25, 2019	June 26, 2018
Interest rate cap	$(120)	$—	Interest, net of capitalized interest	$—	$—	Interest, net of capitalized interest	$121	$—
*The portion of gain/loss recognized in Accumulated Other Comprehensive Income related to the component excluded from the assessment of effectiveness was a loss of $0.1 million.

The effect of cash flow hedges on accumulated other comprehensive income (loss) for the 26 weeks ended June 25, 2019 and the 26 weeks ended June 26, 2018, was as follows (Amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative*		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income		Classification of Gain or (Loss) Recognized in income related to Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing)
	26 Weeks Ended			26 Weeks Ended			26 Weeks Ended
	June 25, 2019	June 26, 2018		June 25, 2019	June 26, 2018		June 25, 2019	June 26, 2018
Interest rate cap	$(943)	$—	Interest, net of capitalized interest	$—	$—	Interest, net of capitalized interest	$243	$—
*The portion of gain/loss recognized in Accumulated Other Comprehensive Income related to the component excluded from the assessment of effectiveness was a loss of $0.9 million.
The effect of cash flow hedges on Consolidated Statements of Operations for the 13 weeks ended June 25, 2019 and the 13 weeks ended June 26, 2018, was as follows:

Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
13 Weeks Ended
(Amounts in thousands)	June 25, 2019	June 26, 2018
Gain or (loss) on cash flow hedging relationships
Interest Rate Cap:
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	$—	$—
Amount excluded from effectiveness testing using an amortization approach(1)	121	—
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income as a result that a forecasted transaction is no longer probable of occurring	—	—

(1)	The portion of the amount of loss reclassified from accumulated other comprehensive income (loss) to income includes $0.1 million related to the amortization of the excluded component.
The effect of cash flow hedges on Consolidated Statements of Operations for the 26 weeks ended June 25, 2019 and the 26 weeks ended June 26, 2018, was as follows:

Location and Amount of Gain or (Loss) Recognized in Income on Cash Flow Hedging Relationships
26 Weeks Ended
(Amounts in thousands)	June 25, 2019	June 26, 2018
Gain or (loss) on cash flow hedging relationships
Interest Rate Cap:
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income	$—	$—
Amount excluded from effectiveness testing using an amortization approach(1)	243	—
Amount of gain or (loss) reclassified from accumulated other comprehensive income (loss) into income as a result that a forecasted transaction is no longer probable of occurring	—	—

(1)	The portion of the amount of loss reclassified from accumulated other comprehensive income (loss) to income includes $0.2 million related to the amortization of the excluded component.

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
On February 26, 2019, we entered into a joinder agreement with JPMorgan Chase Bank, N.A., as the incremental term lender and JPMorgan Chase Bank, N.A. as the administrative agent (the “Joinder Agreement”). The Joinder Agreement modifies the 2018 Credit Facility and provides the Company with incremental term loan commitments in a principal amount equal to $25.0 million. The Company drew the full amount of the incremental term loans on the date of the Joinder Agreement and received net proceeds of approximately $23.1 million. The Company used the net proceeds of the incremental term loans to repay a portion of the outstanding amounts under the 2018 Credit Facility. Since the repayment does not reduce the commitments under the 2018 Credit Facility, the transaction expanded the Company’s sources of liquidity without increasing leverage at this time.
On June 17, 2019, we entered into an amendment (the “Second Amendment”) to the 2018 Credit Facility to increase the percentage of Projected EBITDAR Margin that may be included when determining Consolidated EBITDAR for purposes of calculating the Financial Covenant (as defined in the 2018 Credit Facility).
As of June 25, 2019, $32.0 million under the Revolving Loan was outstanding (excluding amounts reserved for letters of credit in the amount of $1.6 million). As of December 25, 2018, $23.7 million under the Revolving Loan, was outstanding (excluding amounts reserved for letters of credit in the amount of $1.6 million). The unpaid Revolving Loan amounts bear interest at 3.50% per annum for LIBOR loans and 2.50% per annum for ABR loans. As of June 25, 2019, the Revolving Loan unused commitment fee was 0.50%. The principal amount of the Revolving Loan is due and payable on June 27, 2023.
As of June 25, 2019, $332.8 million was outstanding under the Amended Term Loan B. Interest on the Amended Term Loan B accrues at a rate per annum equal to either a LIBOR or ABR rate, plus an applicable margin, which is equal to 6.00% for LIBOR loans and 5.00% for ABR loans. The Interest Rate Cap Agreement, which has a notional value of $200.0 million and 3.00% per annum strike rate to hedge the variability of the monthly 1-month LIBOR interest payments on a portion of our Term Loan B, mitigates the risk of an increase in the LIBOR rate in effect on the Amended Term Loan B. See Note 6, Derivative Financial Instruments for further discussion. As of June 25, 2019, the applicable interest rate on the Amended Term Loan B was 8.50%. The Amended Term Loan B is payable in equal quarterly installments of $0.8 million. The outstanding principal of the Amended Term Loan B is due and payable on June 27, 2025.
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

Loan Against the Investments in Deferred Compensation Plan
On July 12, 2017, we executed an agreement to borrow against the investments in our deferred compensation plan to pay out funds due to plan participants instead of using operating cash flows. The loan does not have an expiration date or defined payment terms, and accrues interest at a rate of 1%, net of the 4% that is earned by the investments being loaned against. As of June 25, 2019 and December 25, 2018 there was $3.6 million and $3.8 million of outstanding borrowings on this loan, respectively.
Long-Term Indebtedness Summary
As of June 25, 2019 and December 25, 2018, long-term debt consisted of the following:

	As of
(Amounts in thousands)	June 25, 2019	December 25, 2018
Amended Term Loan B	$332,803	$309,417
Revolving Loan	32,000	23,700
Loan Against the Investments in Deferred Compensation Plan	3,577	3,820
Net discount	(13,065)	(12,107)
Deferred financing costs	(1,207)	(994)
Long-term debt	354,108	323,836
Less current portion	(3,353)	(3,100)
Total long-term debt, net	$350,755	$320,736
8. Leases
We adopted ASU 2016-02 in the first quarter of 2019 by utilizing the modified retrospective transition method through a cumulative-effect adjustment in the beginning of the first quarter of 2019. We elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification, our assessment on whether a contract is or contains a lease, and our initial direct costs for any leases that existed prior to the adoption of the new standard. We made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. We have elected the practical expedient the Company will not separate a qualifying contract into its lease and non-lease components. The Company recognizes those lease payments in the Consolidated Statements of Operation on a straight-line basis over the lease term. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases with original terms over 12 months where the Company is the lessee.
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
For the Company's operating and finance leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. Key estimates and judgments include how the Company determines (i) the discount rate it uses to discount the unpaid lease payments to present value, (ii) lease term and (iii) lease payments. Topic 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate ("IBR"). Generally, the Company cannot determine the interest rate implicit in the lease and therefore uses the IBR as a discount rate for its leases. The IBR reflects the rate of interest the Company would pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. To estimate our specific incremental borrowing rates over various tenors (ranging from 3-year through 30-years), a comparable market yield curve consistent with our credit quality was calibrated to our outstanding debt instruments. The lease term for all of the Company's leases includes the noncancellable period of the lease plus any additional periods covered by an option to extend the lease that is reasonably certain to be executed by the Company. Lease payments included in the measurement of the lease liability comprise fixed payments owed over the lease term, fixed non-lease component payments, variable lease payments that depend on an index or rate, and the renewal option if it is reasonably certain the Company will exercise the option. As part of the lease agreements the Company is also responsible for payments regarding non-lease components (common area maintenance, operating expenses, etc.) and most of these payments are variable costs; however, some leases have fixed operating or common area maintenance expenses so these leases with fixed non-lease component payments were included as part of the lease liabilities.
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
Operating leases are included in operating lease ROU assets, current portion of operating leases, and operating lease liabilities on our Consolidated Statements of Operation. Finance leases are included in buildings and improvements and furniture, fixtures, and equipment, current portion of finance leases, and finance lease on our Consolidated Statements of Operation.
Lease Position
The table below presents the lease-related assets and liabilities recorded on the balance sheet:

		As of
(Amounts in thousands)	Classification	June 25, 2019
Assets
Operating leases(1)	Operating lease right-of-use assets	$166,204
Finance leases(2)	Buildings and improvements; Furniture, fixtures, and equipment	8,259
Total leased assets		$174,463
Liabilities
Current
Operating	Current portion of operating leases	$27,030
Finance	Current portion of finance leases	1,028
Noncurrent
Operating	Noncurrent operating leases	198,264
Finance	Finance leases	7,157
Total lease liabilities		$233,479

(1)	Operating lease right-of-use assets, presented net of accumulated amortization of $3.0 million as of June 25, 2019.

(2)	Finance lease assets accumulated amortization was $0.4 million as of June 25, 2019.
Lease Costs
The table below presents certain information related to the lease costs for finance and operating leases:

(Amounts in thousands)	Classification	13 Weeks Ended June 25, 2019	26 Weeks Ended June 25, 2019
Operating lease cost(1)	Restaurant operating expenses	$8,955	$17,704
Finance lease cost
Amortization of leased assets	Depreciation and amortization	194	388
Interest on lease liabilities	Interest expense	230	435
Net lease cost		$9,379	$18,527

(1)
Includes short-term lease and variable lease costs of $0.2 million and $0.9 million for the13 weeks ended June 25, 2019, respectively and $0.5 million and $1.8 million for the 26 weeks ended June 25, 2019, respectively.

Lease Maturities
The following table presents aggregate lease maturities as of June 25, 2019:

	As of
	June 25, 2019
(Amounts in thousands)	Operating Leases	Finance Leases	Total
2019	$13,633	$519	$14,152
2020	34,055	1,280	35,335
2021	34,259	1,312	35,571
2022	34,844	1,329	36,173
2023	34,727	1,353	36,080
Thereafter	379,809	9,698	389,507
Total minimum lease payments	531,327	15,491	546,818
Less: amount of lease payments representing interest	(306,033)	(7,306)	(313,339)
Present value of future minimum lease payments	225,294	8,185	233,479
Less: current obligations under leases	(27,030)	(1,028)	(28,058)
Long-term lease obligations	$198,264	$7,157	$205,421
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
At June 25, 2019, the Company has entered into noncancellable operating leases for 6 additional restaurant locations. These leases will commence subsequent to June 25, 2019 and, therefore, are not recognized as of June 25, 2019. The fixed payments due on an undiscounted basis over the lease term is $72.0 million. The Company will assess the lease classification at the lease commencement date.
Other Information
The following table presents the weighted average remaining lease term and discount rate:

As of
June 25, 2019
Weighted-average remaining lease term
Operating leases	14.8 years
Finance leases	12.2 years
Weighted-average discount rate
Operating leases	11.8%
Finance leases	11.3%
The following table presents other information related to our operating and finance leases:

(Amounts in thousands)	26 Weeks Ended June 25, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,367
Operating cash flows from finance leases	—
Financing cash flows from finance leases	625
Leased assets obtained in exchange for lease obligations(1)
Operating leases	15,010
Finance leases	—

(1)	Amounts disclosed for leased assets obtained in exchange for lease obligations include amounts added to the carrying amount of leased assets resulting from lease modifications and reassessments.
9. Accumulated Other Comprehensive Loss
Changes in the composition of Accumulated Other Comprehensive Loss (“AOCI”) during the second quarter ended June 25, 2019 were as follows:

(Amounts in thousands)	Net Unrealized Gains (Losses) Related to Derivatives	Accumulated Other Comprehensive Loss
Balance at December 25, 2018	$(629)	$(629)
Net change in fair value of derivatives, net of tax	(943)	(943)
Amounts reclassified to earnings of cash flow hedges, net of tax	243	243
Balance at June 25, 2019	$(1,329)	$(1,329)
10. Income Taxes
The effective income tax rate for the 13 weeks ended June 25, 2019 was 29.3%, compared to 61.1% for the 13 weeks ended June 26, 2018. The effective income tax rate for the 26 weeks ended June 25, 2019 was 13.5%, compared to 61.1% for the 26 weeks ended June 26, 2018. For the 26 weeks ended June 25, 2019, the factors that cause the effective tax rates to vary from the federal statutory rate of 21% were primarily the change to the valuation allowance, the effect of certain permanent differences and the impact of the FICA tip deduction addback. For the 26 weeks ended June 26, 2018, the factors causing the effective tax rates to vary from the federal statutory rate of 21% include the impact of the FICA tip and other credits, partially offset by state income taxes and certain non-deductible expenses.
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

Fair Value of Debt and Other Financial Instruments
Debt is recorded at carrying value. The fair value of long-term debt is based on market prices that generally are observable for similar liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement. The estimated fair value of debt (including current portion) is $355.8 million and $303.7 million and the carrying amount is $354.1 million and $323.8 million as of June 25, 2019 and December 25, 2018, respectively.
At June 25, 2019, the carrying values of other financial instruments such as cash and cash equivalents, receivables and accounts payable approximate fair value due to their short-term nature.
Recurring Fair Value Measurements
The following table presents our financial assets and liabilities measured at fair value on a recurring basis at June 25, 2019 and December 25, 2018, respectively:

	Fair Value Measurements
(Amounts in thousands)	Level	June 25, 2019		December 25, 2018
Financial assets (liabilities):		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Deferred compensation plan investments (included in Other assets)	2	$15,035	$15,035	$13,556	$13,556
Deferred compensation plan liabilities (included in Other liabilities)	2	(9,520)	(9,520)	(8,059)	(8,059)
Interest rate cap agreement assets (included in Other current assets)	2	132	132	1,075	1,075
There were no transfers among levels within the fair-value hierarchy during the first two quarters of fiscal 2019 and fiscal 2018.
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
The following tables present information about reportable segments:

	13 Weeks Ended June 25, 2019
(Amounts in thousands)	Double Eagle	Barcelona	bartaco	Grille	Corporate	Consolidated
Revenues	$49,423	$21,096	$28,227	$32,941	$—	$131,687
Restaurant-level EBITDA	11,505	5,208	6,901	4,679	—	28,293
Capital expenditures	4,420	2,583	4,942	1,408	91	13,444
Property and equipment, gross	160,746	41,459	59,646	132,785	4,199	398,835

	13 Weeks Ended June 26, 2018
(Amounts in thousands)	Double Eagle	Barcelona	bartaco	Grille	Corporate	Consolidated
Revenues	$43,471	$—	$—	$32,247	$—	$75,718
Restaurant-level EBITDA	11,130	—	—	5,048	—	16,178
Capital expenditures	18,420	—	—	6,171	106	24,697
Property and equipment, gross	134,631	—	—	122,909	5,324	262,864

	26 Weeks Ended June 25, 2019
(Amounts in thousands)	Double Eagle	Barcelona	bartaco	Grille	Corporate	Consolidated
Revenues	$99,398	$38,287	$49,109	$65,274	$—	$252,068
Restaurant-level EBITDA	21,930	8,675	11,317	9,070	—	50,992
Capital expenditures	7,512	4,409	9,781	2,411	528	24,641
Property and equipment, gross	160,746	41,459	59,646	132,785	4,199	398,835

	26 Weeks Ended June 26, 2018
(Amounts in thousands)	Double Eagle	Barcelona	bartaco	Grille	Corporate	Consolidated
Revenues	$87,425	$—	$—	$61,639	$—	$149,064
Restaurant-level EBITDA	22,176	—	—	8,380	—	30,556
Capital expenditures	28,206	—	—	8,154	(249)	36,111
Property and equipment, gross	134,631	—	—	122,909	5,324	262,864
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

We define restaurant-level EBITDA as operating income before pre-opening costs, general and administrative costs, donations, consulting project costs, acquisition costs, reorganization severance costs, lease termination and closing costs and depreciation and amortization. Pre-opening costs are excluded because they vary in timing and magnitude and are not related to the health of ongoing operations. General and administrative costs are only included in our consolidated financial results as they are generally not specifically identifiable to individual operating segments as these costs relate to supporting all of our restaurant operations and the extension of our concepts into new markets. Donations, consulting project costs, acquisition costs and reorganization severance costs are excluded because they are not related to the health of ongoing operations. Lease termination and closing costs and depreciation and amortization are excluded because they are not ongoing controllable cash expenses, and they are not related to the health of ongoing operations. Property and equipment is the only balance sheet measure used by our chief operating decision maker in allocating resources.
The following table reconciles operating income (loss) to restaurant-level EBITDA:

	13 Weeks Ended		26 Weeks Ended
(Amounts in thousands)	June 25, 2019	June 26, 2018	June 25, 2019	June 26, 2018
Operating income (loss)	$(608)	$(3,014)	$(12,422)	$(2,705)
Pre-opening costs	1,301	1,403	4,050	2,549
General and administrative costs	17,117	7,988	33,489	15,778
Donations	163	16	195	58
Consulting project costs	3,450	621	7,954	854
Acquisition costs	—	4,338	—	4,946
Reorganization severance	480	—	777	113
Lease termination and closing costs	(1,754)	589	1,154	591
Depreciation and amortization	8,144	4,237	15,795	8,372
Restaurant-level EBITDA	$28,293	$16,178	$50,992	$30,556
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
Litigation Related to the Merger
On July 25, 2019, a complaint was filed, captioned Sabatini v. Del Frisco’s Restaurant Group, Inc. et al., Case No. 1:19-cv-01385-LPS (the “Sabatini Complaint”). The Sabatini Complaint generally alleges that the Company and the members of its Board of Directors violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by omitting material information from the Proxy Statement rendering it false and misleading and seeks, among other things, an injunction against the Merger, or in the event the Merger is consummated, rescission and rescissory damages, additional disclosure of facts in the Proxy Statement relating to the Merger, a declaration from the court that the defendants violated federal securities laws, and costs (including attorneys’ and experts’ fees).
On July 29, 2019, a complaint was filed, captioned Stein v. Del Frisco’s Restaurant Group, Inc. et al., Case No. 1:19-cv-01412-LPS (the “Stein Complaint”). The Stein Complaint generally alleges that the Company and the members of its Board of Directors violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by omitting material information from the Proxy Statement rendering it false and misleading and seeks, among other things, an injunction against the Merger, or in the event the Merger is consummated, rescission and rescissory damages, additional disclosure of facts in the Proxy Statement relating to the Merger, a declaration from the court directing the defendants to account to plaintiff for all damages suffered as a result of their wrongdoing, and costs and disbursements (including attorneys’ and experts’ fees and expenses).
On August 2, 2019, a complaint was filed, captioned Kyle T. Karmazyn v. Del Frisco’s Restaurant Group, Inc., et al., Case No. 1:19-cv-07193 (LAP) (the “Karmazyn Complaint”). The Karmazyn Complaint alleges generally that the Company and the members of its Board of Directors violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by omitting material information from the Proxy Statement and seeks, among other things, an injunction against the Merger unless and until the Company makes additional disclosure of facts in the Proxy Statement relating to the Merger, the court to direct the defendants to account to plaintiff for all alleged damages sustained as a result of their alleged wrongdoing, and costs and disbursements (including attorneys’ and experts’ fees and expenses).

Credit Commitments
At June 25, 2019 and December 25, 2018, we had outstanding letters of credit of $1.6 million, which were drawn on our 2018 Credit Facility (see Note 7, Long-Term Indebtedness). The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our consolidated financial position and results of operations. This information should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial data included elsewhere in this Quarterly Report. The following information should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 201810-K. Unless the context otherwise indicates, all references to “we,” “our,” “us,” “Del Frisco’s” or the “Company” refer to Del Frisco’s Restaurant Group, Inc. and its subsidiaries.
Overview
Del Frisco’s develops, owns and operates four contemporary and complementary restaurants: Del Frisco’s Double Eagle Steakhouse (“Double Eagle”), Barcelona Wine Bar (“Barcelona”), bartaco, and Del Frisco’s Grille (“Grille”). As of the end of the period covered by this report, we operated 78 restaurants in 17 states and the District of Columbia. Of the 78 restaurants we operated at the end of the period covered by this report, there were 16 Double Eagle restaurants, 17 Barcelona restaurants, 21 bartaco restaurants, and 24 Grille restaurants.
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

Performance Indicators. We use the following key metrics in evaluating the performance of our restaurants:

•
Comparable Restaurant Sales Growth. We consider a restaurant to be comparable during the first full fiscal quarter following the eighteenth month of operations. Changes in comparable restaurant sales reflect changes in sales for the comparable group of restaurants over a specified period of time. Changes in comparable sales reflect changes in customer count trends as well as changes in average check. Our comparable restaurant base consisted of 59 and 30 restaurants at June 25, 2019 and June 26, 2018, respectively.

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
On June 17, 2019, we entered into an amendment (the “Second Amendment”) to the 2018 Credit Facility to increase the percentage of Projected EBITDAR Margin that may be included when determining Consolidated EBITDAR for purposes of calculating the Financial Covenant (as defined in the 2018 Credit Facility). See Note 7, Long-Term Debt in the notes to our condensed consolidated financial statements.
On June 23, 2019, we entered into a definitive agreement to be acquired by affiliates of L Catterton, a consumer-focused private equity firm with over $15 billion of equity capital across six fund strategies in 17 offices globally. Under the terms of the agreement, affiliates of L Catterton will acquire all outstanding shares of the Company’s common stock for a total value of approximately $650 million. Company stockholders will receive $8.00 in cash per share. The Agreement and Plan of Merger, dated as of June 23, 2019, by and among the Company, Harlan Parent, Inc. and Harlan Merger Sub, Inc. was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 24, 2019.
Change in Reporting Periods
We operate on a 52- or 53-week fiscal year ending on the last Tuesday of each December and, beginning in fiscal 2018, we changed to a fiscal quarter calendar where each quarter contains 13 weeks, other than in a 53-week year where the last quarter of the year will contain 14 weeks.
Key Financial Definitions
Detailed discussion regarding key financial definitions as they relate to our results of operations can be found in the 2018 10-K.

Results of Operations
The following table shows our operating results, as well as our operating results as a percentage of revenues for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
(Amounts in thousands)	June 25, 2019		June 26, 2018		June 25, 2019		June 26, 2018
Revenues	$131,687	100.0%	$75,718	100.0%	$252,068	100.0%	$149,064	100.0%
Costs and expenses:
Cost of sales	35,873	27.2	21,537	28.4	69,165	27.4	42,754	28.7
Restaurant operating expenses (excluding depreciation and amortization shown separately below)	65,261	49.6	36,337	48.0	127,399	50.5	72,558	48.7
Marketing and advertising costs	2,260	1.7	1,666	2.2	4,512	1.8	3,196	2.1
Pre-opening costs	1,301	1.0	1,403	1.9	4,050	1.6	2,549	1.7
General and administrative costs	17,117	13.0	7,988	10.5	33,489	13.3	15,778	10.6
Donations	163	0.1	16	—	195	0.1	58	—
Consulting project costs	3,450	2.6	621	0.8	7,954	3.2	854	0.6
Acquisition costs	—	—	4,338.0	5.7	—	—	4,946	3.3
Reorganization severance	480	0.4	—	—	777	0.3	113	0.1
Lease termination and closing costs	(1,754)	(1.3)	589	0.8	1,154	0.5	591	0.4
Depreciation and amortization	8,144	6.2	4,237	5.6	15,795	6.3	8,372	5.6
Total costs and expenses	132,295	100.5	78,732	104.0	264,490	104.9	151,769	101.8
Operating loss	(608)	(0.5)	(3,014)	(4.0)	(12,422)	(4.9)	(2,705)	(1.8)
Other income (expense), net:
Interest, net of capitalized interest	(8,409)	(6.4)	(510)	(0.7)	(16,129)	(6.4)	(814)	(0.5)
Other	(32)	—	(50)	(0.1)	(19)	—	(49)	—
Loss before income taxes	(9,049)	(6.9)	(3,574)	(4.7)	(28,570)	(11.3)	(3,568)	(2.4)
Income tax benefit	(2,651)	(2.0)	(2,182)	(2.9)	(3,845)	(1.5)	(2,181)	(1.5)
Loss from continuing operations	(6,398)	(4.9)	(1,392)	(1.8)	(24,725)	(9.8)	(1,387)	(0.9)
(Loss) income from discontinued operations, net of tax(1)	—	—	(170)	(0.2)	—	—	225	0.2
Net loss	$(6,398)	(4.9)%	$(1,562)	(2.1)%	$(24,725)	(9.8)%	$(1,162)	(0.8)%

(1)
Discontinued operations represent the sale of Sullivan's. See Note 3, Dispositions in the in the notes to our condensed consolidated financial statements for information regarding discontinued operations.

13 Weeks Ended June 25, 2019 Compared to the 13 Weeks Ended June 26, 2018
The following tables show our operating results (in thousands) by segment and on a consolidated basis, as well as our operating results as a percentage of revenues, for the second quarter of 2019 (13 weeks) and 2018 (13 weeks). The tables below include Restaurant-level EBITDA, a non-GAAP measure. See Note 12, Segment Reporting in the notes to our condensed consolidated financial statements for additional information on this metric, including a reconciliation to operating income, the most directly comparable GAAP measure.

	13 Weeks Ended June 25, 2019
	Double Eagle		Barcelona		bartaco		Grille		Consolidated
Revenues	$49,423	100.0%	$21,096	100.0%	$28,227	100.0%	$32,941	100.0%	$131,687	100.0%
Costs and expenses:
Cost of sales	14,412	29.2	5,612	26.6	6,742	23.9	9,107	27.6	35,873	27.2
Restaurant operating expenses:
Labor	12,056	24.4	6,378	30.2	9,257	32.8	10,337	31.4	38,028	28.9
Operating expenses	5,866	11.9	2,632	12.5	3,648	12.9	4,751	14.4	16,897	12.8
Occupancy	4,292	8.7	1,040	4.9	1,571	5.6	3,433	10.4	10,336	7.8
Restaurant operating expenses	22,214	44.9	10,050	47.6	14,476	51.3	18,521	56.2	65,261	49.6
Marketing and advertising costs	1,292	2.6	226	1.1	108	0.4	634	1.9	2,260	1.7
Restaurant-level EBITDA	$11,505	23.3%	$5,208	24.7%	$6,901	24.4%	$4,679	14.2%	$28,293	21.5%

Restaurant operating weeks	208		221		270		312		1,011
Average weekly volume	$238		$95		$105		$106		$130

	13 Weeks Ended June 26, 2018
	Double Eagle		Barcelona		bartaco		Grille		Consolidated
Revenues	$43,471	100.0%	$—	—%	$—	—%	$32,247	100.0%	$75,718	100.0%
Costs and expenses:
Cost of sales	12,780	29.4	—	—	—	—	8,757	27.2	21,537	28.4
Restaurant operating expenses:
Labor	9,986	23.0	—	—	—	—	10,199	31.6	20,185	26.7
Operating expenses	5,011	11.5	—	—	—	—	4,395	13.6	9,406	12.4
Occupancy	3,545	8.2	—	—	—	—	3,201	9.9	6,746	8.9
Restaurant operating expenses	18,542	42.7	—	—	—	—	17,795	55.2	36,337	48.0
Marketing and advertising costs	1,019	2.3	—	—	—	—	647	2.0	1,666	2.2
Restaurant-level EBITDA	$11,130	25.6%	$—	—%	$—	—%	$5,048	15.7%	$16,178	21.4%

Restaurant operating weeks	169		—		—		316		485
Average weekly volume	$257		$—		$—		$102		$156

Revenues. Consolidated revenues increased $56.0 million, or 73.9%, to $131.7 million in the second quarter of 2019 from $75.7 million million in the second quarter of 2018. This increase was primarily due to 526 net additional operating weeks in the second quarter of 2019, primarily as a result of the Barteca Acquisition, coupled with fifteen new restaurant openings over the past four quarters, four Double Eagle restaurants at Back Bay in Boston, Massachusetts, Atlanta, Georgia, San Diego, California and Century City, California, two Barcelona restaurants in Charlotte and Raleigh, North Carolina, five bartaco restaurants in North Hills, North Carolina, Fort Point, Massachusetts, Dallas, Texas, King of Prussia, Pennsylvania and Deerfield, Illinois and two Grille restaurants in Philadelphia, Pennsylvania and Fort Lauderdale, Florida. This increase was partially offset by the closure of the Chicago, Illinois Double Eagle. Comparable restaurant sales increased 0.5% in the second quarter of 2019, comprised of a 1.7% increase in average check, partially offset by a 1.2% decrease in customer counts. Excluding the Barcelona and bartaco brands, comparable restaurant sales decreased 1.2% in the second quarter of 2019, comprised of a 6.6% decrease in customer counts, partially offset by a 5.4% increase in average check.
Double Eagle revenues increased $6.0 million, or 13.7%, to $49.4 million in the second quarter of 2019 from $43.5 million in the second quarter of 2018. This increase was primarily due to 39 additional operating weeks in the second quarter of 2019, primarily due to opening four Double Eagle restaurants, as described above. This increase was partially offset by the closure of the Chicago, Illinois Double Eagle restaurant and a decrease in comparable restaurant sales. Comparable restaurant sales decreased by 1.5%, comprised of a 3.7% decrease in customer counts, partially offset by a 2.2% increase in average check. Sales transfer from our Boston Seaport, Massachusetts Double Eagle restaurant to our new restaurant opening in Back Bay in Boston, Massachusetts, partially accounted for the decrease in comparable restaurant sales.
Barcelona revenues were $21.1 million during the second quarter of 2019. We opened the Raleigh, North Carolina Barcelona restaurant during the second quarter of 2019. Comparable restaurant sales increased by 2.4%, comprised of a 4.9% increase in customer counts, partially offset by a 2.5% decrease in average check.
bartaco revenues were $28.2 million during the second quarter of 2019. We opened the Deerfield, Illinois bartaco restaurant during the second quarter of 2019. Comparable restaurant sales increased by 5.5%, comprised of a 3.3% increase in customer counts and a 2.2% increase in average check.
Grille revenues increased $0.7 million, or 2.2%, to $32.9 million in the second quarter of 2019 from $32.2 million in the second quarter of 2018. This increase was primarily due to openings of two Grille restaurants in Philadelphia, Pennsylvania and Fort Lauderdale, Florida, as described above, partially offset by a decrease in comparable restaurant sales. Comparable restaurant sales decreased by 0.6%, comprised of a 8.3% decrease in customer counts, partially offset by a 7.7% increase in average check.
Cost of Sales. Consolidated cost of sales increased $14.3 million, or 66.6%, to $35.9 million in the second quarter of 2019 from $21.2 million in the second quarter of 2018. This increase was primarily due to 526 net additional operating weeks in the second quarter of 2019, primarily due to the Barteca Acquisition, as discussed above. As a percentage of consolidated revenues, consolidated cost of sales decreased to 27.2% during the second quarter of 2019 from 28.4% in the second quarter of 2018.
As a percentage of revenues, Double Eagle cost of sales decreased to 29.2% during the second quarter of 2019 from 29.4% in the second quarter of 2018. This decrease in cost of sales, as a percentage of revenues, was primarily due to lower beef, seafood and wine costs, partially offset by higher liquor costs.
As a percentage of revenues, Barcelona cost of sales was 26.6% during the second quarter of 2019.
As a percentage of revenues, bartaco cost of sales was 23.9% during the second quarter of 2019.
As a percentage of revenues, Grille cost of sales increased to 27.6% for the second quarter of 2019 from 27.2% in the second quarter of 2018. This increase in cost of sales, as a percentage of revenues, was primarily due to higher liquor costs, partially offset by lower beef and wine costs.
Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $28.9 million, or 79.6%, to $65.3 million in the second quarter of 2019 from $36.3 million in the second quarter of 2018. This increase was primarily due to 526 net additional operating weeks in the second quarter of 2019, primarily due to the Barteca Acquisition, as discussed above. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 49.6% in the second quarter of 2019 from 48.0% in the second quarter of 2018.
As a percentage of revenues, Double Eagle restaurant operating expenses increased to 44.9% during the second quarter of 2019 from 42.7% during the second quarter of 2018. This increase was primarily due to inefficiencies from new restaurant openings and investments in elevating consumer touchpoints that impact restaurant operating expenses.
As a percentage of revenues, Barcelona restaurant operating expenses were 47.6% during the second quarter of 2019.

As a percentage of revenues, bartaco restaurant operating expenses were 51.3% during the second quarter of 2019.
As a percentage of revenues, Grille restaurant operating expenses increased to 56.2% during the second quarter of 2019 from 55.2% in the second quarter of 2018. This increase in restaurant operating expenses, as a percentage of revenues, was primarily due to higher occupancy and other restaurant operating costs, partially offset by lower labor and benefits costs.
Marketing and Advertising Costs. Consolidated marketing and advertising costs increased by $0.6 million to $2.3 million in the second quarter of 2019 compared to $1.7 million in the second quarter of 2018. As a percentage of consolidated revenues, consolidated marketing and advertising costs decreased to 1.7% in the second quarter of 2019 compared to 2.2% during the second quarter of 2018.
As a percentage of revenues, Double Eagle marketing and advertising costs increased to 2.6% during the second quarter of 2019 from 2.3% in the second quarter of 2018. Marketing and advertising costs, as a percentage of revenues increased primarily due to higher digital media and local advertising costs.
As a percentage of revenues, Barcelona marketing and advertising costs were 1.1% during the second quarter of 2019.
As a percentage of revenues, bartaco marketing and advertising costs were 0.4% during the second quarter of 2019.
As a percentage of revenues, Grille marketing and advertising costs decreased to 1.9% during the second quarter of 2019 compared to 2.0% in the second quarter of 2018. Marketing and advertising costs, as a percentage of revenues decreased primarily due to lower digital media and local advertising costs.
Pre-opening Costs. Pre-opening costs decreased $0.1 million to $1.3 million in the second quarter of 2019 from $1.4 million in the second quarter of 2018 due primarily to the timing of new restaurants under construction versus the prior year comparable period. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.
General and Administrative Costs. General and administrative costs increased to $17.1 million in the second quarter of 2019 from $8.0 million in the second quarter of 2018. As a percentage of revenues, general and administrative costs increased to 13.0% in the second quarter of 2019 compared to 10.5% during the second quarter of 2018. This increase was primarily related to the additional operating weeks during the second quarter of 2019 due to the Barteca Acquisition, as described above, and additional compensation and other costs related to an increase in the number of restaurant support center and regional management-level personnel to support recent and anticipated growth. As we are able to leverage these investments made in our people and systems, and execute synergies resulting from the Barteca acquisition, we expect these expenses to decrease as a percentage of total revenues over time.
Consulting Project Costs. Consulting project costs were $3.5 million in the second quarter of 2019. These costs are primarily related to the Enterprise resource planning system ("ERP"), and we expect these costs to continue during fiscal 2019. Consulting project costs were $0.6 million in the second quarter of 2018 and were primarily related to the ERP.
Acquisition Costs. We had no acquisition costs in the second quarter of 2019. Acquisition costs were $4.3 million in the second quarter of 2018 and were primarily related to the Barteca Acquisition.
Reorganization Severance. Reorganization severance costs were $0.5 million in the second quarter of 2019. These costs are primarily related to the costs associated with replacing certain employees as a part of strategic initiatives effected by our executive leadership team. We had no reorganization severance costs in the second quarter of 2018.
Lease Termination and Closing Costs. During the second quarter of 2019, we incurred approximately $1.8 million in credits, primarily due to rent liability relief related to closure of the Chicago, Illinois Double Eagle. We incurred $0.6 million in such charges in the second quarter of 2018.
Depreciation and Amortization. Depreciation and amortization increased $3.9 million, or 92.2% to $8.1 million in the second quarter of 2019 from $4.2 million in the second quarter of 2018. The increase in depreciation and amortization expense was primarily the result of the Barteca Acquisition, coupled with the twelve new restaurant openings over the past four quarters, as described above, as well as for existing restaurants that were remodeled during fiscal 2019 and 2018.
Income Tax Expense. The effective income tax rate for the second quarter of 2019 had a rate of 29.3% compared to 61.1% for the second quarter of 2018. The factors causing the effective tax rates to vary from the federal statutory rate of 21% were primarily due to the change to the valuation allowance, the effect of certain permanent differences and the impact of the FICA tip deduction addback. See Note 10 Income Taxes to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion on income taxes.

Discontinued Operations. During the second quarter of 2019 we had no activities from discontinued operations. During the second quarter of 2018 we had a loss of $0.2 million, net of tax, from discontinued operations. See Note 3, Dispositions in the notes to our condensed consolidated financial statements for information regarding discontinued operations.

26 Weeks Ended June 25, 2019 Compared to the 26 Weeks Ended June 26, 2018
The following tables show our operating results (in thousands) by segment and on a consolidated basis, as well as our operating results as a percentage of revenues, for the first two quarters of 2019 (26 weeks) and 2018 (26 weeks). The tables below include Restaurant-level EBITDA, a non-GAAP measure. See Note 12, Segment Reporting in the notes to our condensed consolidated financial statements for additional information on this metric, including a reconciliation to operating income, the most directly comparable GAAP measure.

	26 Weeks Ended June 25, 2019
	Double Eagle		Barcelona		bartaco		Grille		Consolidated
Revenues	$99,398	100.0%	$38,287	100.0%	$49,109	100.0%	$65,274	100.0%	$252,068	100.0%
Costs and expenses:
Cost of sales	29,306	29.5	10,249	26.8	11,640	23.7	17,970	27.5	69,165	27.4
Restaurant operating expenses:
Labor	25,452	25.6	11,964	31.2	16,444	33.5	20,699	31.7	74,559	29.6
Operating expenses	11,752	11.8	4,937	12.9	6,659	13.6	9,350	14.3	32,698	13.0
Occupancy	8,326	8.4	2,033	5.3	2,887	5.9	6,896	10.6	20,142	8.0
Restaurant operating expenses	45,530	45.8	18,934	49.5	25,990	52.9	36,945	56.6	127,399	50.5
Marketing and advertising costs	2,632	2.6	429	1.1	163	0.3	1,288	2.0	4,512	1.8
Restaurant-level EBITDA	$21,930	22.1%	$8,675	22.7%	$11,316	23.0%	$9,071	13.9%	$50,992	20.2%

Restaurant operating weeks	411		425		514		624		1,974
Average weekly volume	$242		$90		$96		$105		$128

	26 Weeks Ended June 26, 2018
	Double Eagle		Barcelona		bartaco		Grille		Consolidated
Revenues	$87,425	100.0%	$—	—%	$—	—%	$61,639	100.0%	$149,064	100.0%
Costs and expenses:
Cost of sales	25,948	29.7	—	—	—	—	16,806	27.3	42,754	28.7
Restaurant operating expenses:
Labor	20,353	23.3	—	—	—	—	20,012	32.5	40,365	27.1
Operating expenses	9,881	11.3	—	—	—	—	8,566	13.9	18,447	12.4
Occupancy	7,153	8.2	—	—	—	—	6,593	10.7	13,746	9.2
Restaurant operating expenses	37,387	42.8	—	—	—	—	35,171	57.1	72,558	48.7
Marketing and advertising costs	1,914	2.2	—	—	—	—	1,282	2.1	3,196	2.1
Restaurant-level EBITDA	$22,176	25.4%	$—	—%	$—	—%	$8,380	13.6%	$30,556	20.5%

Restaurant operating weeks	338		—		—		638		976
Average weekly volume	$259		$—		$—		$97		$153

Revenues. Consolidated revenues increased $103.0 million, or 69.1%, to $252.1 million in the first two quarters of 2019 from $149.1 million in the first two quarters of 2018. This increase was primarily due to 998 net additional operating weeks in the first two quarters of 2019, primarily as a result of the Barteca Acquisition, coupled with fifteen new restaurant openings over the past four quarters, four Double Eagle restaurants at Back Bay in Boston, Massachusetts, Atlanta, Georgia, San Diego, California and Century City, California, two Barcelona restaurants in Charlotte and Raleigh, North Carolina, five bartaco restaurants in North Hills, North Carolina, Fort Point, Massachusetts, Dallas, Texas, King of Prussia, Pennsylvania and Deerfield, Illinois, and two Grille restaurants in Philadelphia, Pennsylvania and Fort Lauderdale, Florida. This increase was partially offset by the closure of the Chicago, Illinois Double Eagle. Comparable restaurant sales increased 0.8% in the first two quarters of 2019, comprised of a 1.7% increase in average check, partially offset by a 0.9% decrease in customer counts. Excluding Barcelona and bartaco brands, comparable restaurant sales decreased 0.7% in the first two quarters of 2019, comprised of a 5.7% decrease in customer counts, partially offset by a 5.0% increase in average check.
Double Eagle revenues increased $12.0 million, or 13.7%, to $99.4 million in the first two quarters of 2019 from $87.4 million in the first two quarters of 2018. This increase was primarily due to 73 additional operating weeks in the first two quarters of 2019, primarily due to opening four Double Eagle restaurants, as described above. This increase was partially offset by a decrease in comparable restaurants and the closure of the Chicago, Illinois Double Eagle. Comparable restaurant sales decreased by 0.9%, comprised of a 2.6% decrease in customer counts, partially offset by a 1.7% increase in average check. Sales transfer from our Boston Seaport, Massachusetts Double Eagle restaurant to our new restaurant opening in Back Bay in Boston, Massachusetts, partially accounted for the decrease in comparable restaurant sales.
Barcelona revenues were $38.3 million the first two quarters of 2019. We opened the Charlotte and Raleigh, North Carolina Barcelona restaurants during the first two quarters of 2019. Comparable restaurant sales increased by 2.8%, comprised of a 4.3% increase in customer counts and a 1.5% decrease in average check.
bartaco revenues were $49.1 million the first two quarters of 2019. We opened the Madison, Wisconsin, King of Prussia, Pennsylvania and Deerfield, Illinois bartaco restaurants during the first two quarters of 2019. Comparable restaurant sales increased by 6.0%, comprised of a 4.2% increase in customer counts and a 1.8% increase in average check.
Grille revenues increased $3.6 million, or 5.9%, to $65.3 million in the first two quarters of 2019 from $61.6 million in the first two quarters of 2018. This increase was primarily due to openings of two Grille restaurants in Philadelphia, Pennsylvania and Fort Lauderdale, Florida, as described above, coupled with an increase in comparable restaurant sales. Comparable restaurant sales decreased by 0.2%, comprised of a 7.4% increase in average check, partially offset by a 7.6% decrease in customer counts.
Cost of Sales. Consolidated cost of sales increased $26.4 million, or 61.8%, to $69.2 million in the first two quarters of 2019 from $42.8 million in the first two quarters of 2018. This increase was primarily due to 998 net additional operating weeks in the first two quarters of 2019, primarily due to the Barteca Acquisition, as discussed above. As a percentage of consolidated revenues, consolidated cost of sales decreased to 27.4% during the first two quarters of 2019 from 28.7% in the first two quarters of 2018.
As a percentage of revenues, Double Eagle cost of sales decreased to 29.5% during the first two quarters of 2019 compared to 29.7% in the first two quarters of 2018. This decrease in cost of sales, as a percentage of revenues, was primarily due to lower beef, seafood and wine costs, partially offset by higher liquor costs.
As a percentage of revenues, Barcelona cost of sales was 26.8% during the first two quarters of 2019.
As a percentage of revenues, bartaco cost of sales was 23.7% during the first two quarters of 2019.
As a percentage of revenues, Grille cost of sales increased to 27.5% for the first two quarters of 2019 from 27.3% in the first two quarters of 2018. This increase in cost of sales, as a percentage of revenues, was primarily due to higher liquor costs, partially offset by lower beef and wine costs.
Restaurant Operating Expenses. Consolidated restaurant operating expenses increased $54.8 million, or 75.6%, to $127.4 million in the first two quarters of 2019 from $72.6 million in the first two quarters of 2018. This increase was primarily due to 998 net additional operating weeks in the first two quarters of 2019, primarily due to the Barteca Acquisition, as discussed above. As a percentage of consolidated revenues, consolidated restaurant operating expenses increased to 50.5% in the first two quarters of 2019 from 48.7% in the first two quarters of 2018.
As a percentage of revenues, Double Eagle restaurant operating expenses increased to 45.8% during the first two quarters of 2019 from 42.8% during the first two quarters of 2018. This increase was primarily due to inefficiencies from new restaurant openings and investments in elevating consumer touchpoints that impact restaurant operating expenses.
As a percentage of revenues, Barcelona restaurant operating expenses were 49.5% during the first two quarters of 2019.

As a percentage of revenues, bartaco restaurant operating expenses were 52.9% during the first two quarters of 2019.
As a percentage of revenues, Grille restaurant operating expenses decreased to 56.6% during the first two quarters of 2019 compared to 57.1% in the first two quarters of 2018. This decrease was primarily due to closing three poor performing locations in 2018, strong new restaurant openings, lower labor and benefits and occupancy costs, partially offset by higher other restaurant operating costs.
Marketing and Advertising Costs. Consolidated marketing and advertising costs increased by $1.3 million to $4.5 million in the first two quarters of 2019 compared to $3.2 million in the first two quarters of 2018. As a percentage of consolidated revenues, consolidated marketing and advertising costs decreased to 1.8% in the first two quarters of 2019 compared to 2.1% during the first two quarters of 2018.
As a percentage of revenues, Double Eagle marketing and advertising costs increased to 2.6% during the first two quarters of 2019 from 2.2% in the first two quarters of 2018. Marketing and advertising costs, as a percentage of revenues increased primarily due to higher digital media, partially offset by lower local advertising costs.
As a percentage of revenues, Barcelona marketing and advertising costs were 1.1% during the first two quarters of 2019.
As a percentage of revenues, bartaco marketing and advertising costs were 0.3% during the first two quarters of 2019.
As a percentage of revenues, Grille marketing and advertising costs decreased to 2.0% during the first two quarters of 2019 compared to 2.1% in the first two quarters of 2018. Marketing and advertising costs, as a percentage of revenues decreased primarily due to lower digital media and local advertising costs.
Pre-opening Costs. Pre-opening costs increased $1.6 million to $4.1 million in the first two quarters of 2019 from $2.5 million in the first two quarters of 2018 due primarily to the timing of new restaurants under construction versus the prior year comparable period. Pre-opening costs include non-cash straight line rent, which is incurred during construction and can precede a restaurant opening by four to six months.
General and Administrative Costs. General and administrative costs increased to $33.5 million in the first two quarters of 2019 from $15.8 million in the first two quarters of 2018. As a percentage of revenues, general and administrative costs increased to 13.3% in the first two quarters of 2019 compared to 10.6% during the first two quarters of 2018. This increase was primarily related to the additional operating weeks during the first two quarters of 2019 due to the Barteca Acquisition, as described above, and additional compensation and other costs related to an increase in the number of restaurant support center and regional management-level personnel to support recent and anticipated growth. As we are able to leverage these investments made in our people and systems, and execute synergies resulting from the Barteca acquisition, we expect these expenses to decrease as a percentage of total revenues over time.
Consulting Project Costs. Consulting project costs were $8.0 million in the first two quarters of 2019. These costs are primarily related to the ERP, and we expect these costs to continue during fiscal 2019. Consulting project costs were $0.9 million in the first two quarters of 2018 and were primarily related to the ERP.
Acquisition Costs. We had no acquisition costs in the first two quarters of 2019. Acquisition costs were $4.9 million in the first two quarters of 2018 and were primarily related to the Barteca Acquisition.
Reorganization Severance. Reorganization severance costs were $0.8 million in the first two quarters of 2019. These costs are primarily related to the costs associated with replacing certain employees as a part of strategic initiatives effected by our executive leadership team. Reorganization severance costs were $0.1 million in the first two quarters of 2018 and were primarily related to the costs associated with replacing certain employees as a part of strategic initiatives effected by our executive leadership team.
Lease Termination and Closing Costs. During the first two quarters of 2019, we incurred approximately $1.2 million in charges, primarily related to closure of the Chicago, Illinois Double Eagle. We incurred approximately $0.6 million of such charges in the first two quarters of 2018, related to the closure of Little Rock, Arkansas and Stamford, Connecticut Grille restaurants.
Depreciation and Amortization. Depreciation and amortization increased $7.4 million, or 88.7%, to $15.8 million in the first two quarters of 2019 from $8.4 million in the first two quarters of 2018. The increase in depreciation and amortization expense was primarily the result of the Barteca Acquisition, coupled with the fifteen new restaurant openings over the past four quarters, as described above, as well as for existing restaurants that were remodeled during fiscal 2019 and 2018.
Income Tax Expense. The effective income tax rate for the first two quarters of 2019 had a rate of 13.5% compared to 61.1% for the first two quarters of 2018. The factors causing the effective tax rates to vary from the federal statutory rate of 21% were primarily due to the change to the valuation allowance, the effect of certain permanent differences and the impact of the FICA tip deduction addback. See Note 10, Income Taxes to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion on income taxes.
Discontinued Operations. During the second quarter of 2019 we had no activities from discontinued operations. During the first two quarters of 2018 we had an income of $0.2 million, net of tax, from discontinued operations. See Note 3, Dispositions in the notes to our condensed consolidated financial statements for information regarding discontinued operations.
Liquidity and Capital Resources
Our principal liquidity requirements are our lease obligations and capital expenditure needs. We expect to finance our operations for at least the next several years, including costs of opening currently planned new restaurants, through cash provided by operations, public offerings of securities and borrowings available under our new senior secured revolving credit commitments and loans under our existing credit agreement. However, we cannot be sure that these sources will be sufficient to finance our operations, and we may seek additional financing in the future. As of June 25, 2019, we had cash and cash equivalents of approximately $10.7 million.
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
The following table presents a summary of our cash flows:໿

	26 Weeks Ended
(Amounts in thousands)	June 25, 2019	June 26, 2018
Net cash provided by operating activities	$1,197	$8,302
Net cash used in investing activities	(27,655)	(32,509)
Net cash provided by financing activities	28,594	20,510
Net change in cash and cash equivalents	$2,136	$(3,697)
Operating Activities. Net cash flows provided by operating activities decreased by $7.1 million during the first two quarters of 2019 as compared to the first two quarters of 2018, primarily due to a $23.6 million decrease in net income, a $1.2 million decrease in income taxes and a $1.1 million decrease in accounts payable, partially offset by a $4.3 million increase in lease incentives receivable, a $3.5 million increase in prepaid expenses, a $2.0 million increase in other liabilities, a $1.7 million increase in deferred taxes, and a $1.2 million increase in deferred revenue.
Investing Activities. Net cash used in investing activities for the first two quarters of 2019 was $27.7 million, primarily consisting of $27.9 million for the purchases of property and equipment primarily related to construction of one Double Eagle restaurant, two Barcelona restaurant and three bartaco restaurants, and remodel activity of existing restaurants. Net cash used in investing activities for the first two quarters of 2018 was $32.5 million, consisting of purchases of property and equipment primarily related to construction of four Double Eagle restaurants and three Grille restaurants and remodel activity of existing restaurants.
Financing Activities. Net cash provided by financing activities for the first two quarters of 2019 was $28.6 million, which was primarily due to $74.3 million in proceeds from borrowings, partially offset by $42.6 million in payments on borrowings and $2.0 million payment of debt issuance costs. Net cash used in financing activities for the first two quarters of 2018 was $20.5 million, which was primarily due to $16.5 million in proceeds from borrowings and $4.7 million in cash overdraft.
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
On February 26, 2019, we entered into the Joinder Agreement with JPMorgan Chase Bank, N.A., as the incremental term lender and JPMorgan Chase Bank, N.A. as the administrative agent. The Joinder Agreement provided the Company with incremental term loan commitments in a principal amount equal to $25.0 million. The Company drew the full amount of the incremental term loans on the date of the Joinder Agreement and received net proceeds of approximately $23.1 million. The Company used the net proceeds of the incremental term loans to repay a portion of the outstanding amounts under the 2018 Credit Facility. Since the repayment does not reduce the commitments under the 2018 Credit Facility, the transaction expanded the Company’s sources of liquidity without increasing leverage at this time.
On June 17, 2019, we entered into an amendment (The “Second Amendment”) to the existing credit agreement dated as of June 27, 2018. The Second Amendment amends the definition of “Consolidated EBITDAR” within the Credit Agreement to increase the percentage of Projected EBITDAR Margin that may be included when determining Consolidated EBITDAR for purposes of calculating the Financial Covenant.
Contractual Obligations
The following table summarizes our contractual obligations as of June 25, 2019:

(Amounts in thousands)	Total	2019	2020-2021	2022-2023	2024 and beyond
Operating leases(1)	$531,327	$13,633	$68,314	$69,571	$379,809
Finance leases(1)	15,491	$519	$2,592	$2,682	$9,698
Long term debt — including current portion(2)	368,380	1,676	6,704	6,704	353,296
Interest on long-term debt(3)	167,560	13,538	53,921	53,550	46,551
Total	$1,082,758	$29,366	$131,531	$132,507	$789,354

(1)
Includes all arrangements for operating and finance leases. Includes imputed interest of $306.0 million over the life of operating leases and imputed interest of $7.3 million over the life of finance leases. See Note 8, Leases to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion on operating and finance leases.

(2)
Payments are shown at principal amount. See Note 7, Long-Term Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion on long-term debt.

(3)
See Note 7, Long-Term Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion on long-term debt. Amounts shown reflect variable interest rates in effect at June 25, 2019.

Off-Balance Sheet Arrangements
At June 25, 2019 and December 25, 2018, we did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies
Except for our accounting policies impacted by our adoption of ASU 2016-02 Leases, there have been no material changes to the critical accounting policies from what was previously reported in the 2018 10-K. The effects of new accounting pronouncements are discussed in Note 1, Business and Basis Of Presentation in the notes to our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates. For fixed rate debt, including borrowings against our deferred compensation investments, interest rate changes affect the fair market value of the debt but do not impact earnings or cash flows. Conversely for variable rate debt, including borrowings available under our amended credit facility, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant. As of June 25, 2019, there was $354.1 million of outstanding borrowings on the Company’s long-term debt. Holding other variables constant, a hypothetical immediate one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows of approximately $10,000 per $1.0 million of outstanding debt under our credit facility, which would have been approximately $3.5 million, less the impact of the hedge over the course of a full fiscal year. See Note 6 Derivative Financial Instruments to our condensed consolidated financial statements included elsewhere in this Quarterly Report for disclosures on our derivative instrument and hedging activities.
We have entered into an interest rate cap to mitigate the impact of LIBOR variability on interest expense for a portion of our variable rate debt. The interest rate cap has been designated as a cash flow hedge. Consequently, the unrealized market value changes of the interest rate cap has been recorded in AOCI and is reclassified to earnings during the period in which the hedged transaction affects earnings. At June 25, 2019, we had an interest rate cap with a notional value of $200.0 million and 3% per annum strike rate to hedge the variability in the monthly 1-month LIBOR interest payments on a portion of our Term Loan B beginning July 31, 2018, through the expiration of the interest rate cap on June 30, 2022. Any variability in the 1-month LIBOR interest payment on the Term Loan B beyond 3% per annum are offset by the net proceeds received upon exercising the interest rate cap.
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
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of June 25, 2019, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, that occurred during our fiscal quarter ended June 25, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Litigation Related to the Merger
On July 25, 2019, a complaint was filed, captioned Sabatini v. Del Frisco’s Restaurant Group, Inc. et al., Case No. 1:19-cv-01385-LPS (the “Sabatini Complaint”). The Sabatini Complaint generally alleges that the Company and the members of its Board of Directors violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by omitting material information from the Proxy Statement rendering it false and misleading and seeks, among other things, an injunction against the Merger, or in the event the Merger is consummated, rescission and rescissory damages, additional disclosure of facts in the Proxy Statement relating to the Merger, a declaration from the court that the defendants violated federal securities laws, and costs (including attorneys’ and experts’ fees).
On July 29, 2019, a complaint was filed, captioned Stein v. Del Frisco’s Restaurant Group, Inc. et al., Case No. 1:19-cv-01412-LPS (the “Stein Complaint”). The Stein Complaint generally alleges that the Company and the members of its Board of Directors violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by omitting material information from the Proxy Statement rendering it false and misleading and seeks, among other things, an injunction against the Merger, or in the event the Merger is consummated, rescission and rescissory damages, additional disclosure of facts in the Proxy Statement relating to the Merger, a declaration from the court directing the defendants to account to plaintiff for all damages suffered as a result of their wrongdoing, and costs and disbursements (including attorneys’ and experts’ fees and expenses).
On August 2, 2019, a complaint was filed, captioned Kyle T. Karmazyn v. Del Frisco’s Restaurant Group, Inc., et al., Case No. 1:19-cv-07193 (LAP) (the “Karmazyn Complaint”). The Karmazyn Complaint alleges generally that the Company and the members of its Board of Directors violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by omitting material information from the Proxy Statement and seeks, among other things, an injunction against the Merger unless and until the Company makes additional disclosure of facts in the Proxy Statement relating to the Merger, the court to direct the defendants to account to plaintiff for all alleged damages sustained as a result of their alleged wrongdoing, and costs and disbursements (including attorneys’ and experts’ fees and expenses).
Item 1A. Risk Factors
Except as set forth below, there have been no material changes from the risk factors previously disclosed in the 2018 10-K. For a discussion on these risk factors, please see "Item 1A. Risk Factors" contained in the 2018 10-K.
Risks Related to the Merger
Our pending potential merger with Harlan Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Harlan Parent, Inc., a Delaware corporation (collectively “Harlan”) is not guaranteed to occur. Compliance with the terms of the Merger Agreement in the interim could adversely affect our business.
On June 23, 2019, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Harlan Parent, Inc., a Delaware corporation (“Parent”), and Harlan Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. At the effective time of the Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (other than shares of common stock (A) held by the Company as treasury stock, (B) owned by Parent or Merger Sub, (C) owned by any direct or indirect wholly owned subsidiary of Parent or Merger Sub or (D) owned by stockholders who have not voted in favor of the adoption of the Merger Agreement or consented thereto in writing and who have properly exercised their statutory rights of appraisal in respect of such shares of common stock under Delaware law) will be automatically cancelled, extinguished and converted into the right to receive $8.00 in cash, without interest thereon and net of any applicable withholding of taxes (the “Per Share Merger Consideration”). Company stock options, shares of common stock subject to vesting restrictions and/or forfeiture back to the Company, and restricted share units subject solely to time-vesting conditions will generally be cancelled upon completion of the Merger in exchange for the Per Share Merger Consideration, and restricted share units subject to time and performance-vesting conditions will be cancelled upon completion of the Merger in exchange for the Per Share Merger Consideration, with any performance-based vesting conditions deemed achieved at target-level performance (other than such restricted share units held by the Company’s Chief Executive Officer, which will vest in accordance with the terms of his existing employment agreement).
Consummation of the Merger is subject to customary conditions, including without limitation:

•
the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and all requisite approvals and consents applicable thereto have been obtained,

•	the consummation of the Merger not being restrained, enjoined, rendered illegal or otherwise prohibited or prevented by any law or order issued by any court of competent jurisdiction, and

•	the approval by our stockholders of the Merger Agreement.
As a result of the Merger, the following may occur:

•
the attention of management and employees may be diverted from ongoing business operations as they focus on matters relating to the Merger and/or a Carveout Transaction (as defined in the Merger Agreement);

•	the public announcement of the Merger and the Company’s assistance with a Carveout Transaction may disrupt or otherwise adversely affect our business and our relationships with our customers;

•	our ability to retain our key management, sales and marketing personnel may be adversely affected due to the uncertainties created by the Merger; and

•
the restrictions and limitations on our conduct of business pending the Merger, and the requirement that the Company conduct its business in the ordinary course, may delay or prevent the Company from undertaking business opportunities that may arise before the completion of the Merger that, absent the Merger Agreement, the Company might have pursued. Any delay in consummating the Merger may exacerbate these issues.

There can be no assurance that all of the conditions to closing will be satisfied, or where possible, waived, or that the Merger will become effective. Investors should not place undue reliance on the consummation of the Merger. If the Merger does not become effective because all conditions to closing are not satisfied, or because one of the parties or all of the parties mutually terminate the Merger Agreement, then, among other possible adverse effects:

•	our stockholders will not receive any payment for their shares of common stock;

•	our stock price would likely decrease since the current stock price may reflect a market assumption that the Merger will be consummated;

•	we may experience difficulties in attracting customers or obtaining financing due to changed perceptions about our competitive position, our management, our liquidity or other aspects of our business;

•	we may be unable to find a partner willing to engage in a similar transaction on terms as favorable as those set forth in our agreements with Parent and Merger Sub;

•	our business may have been adversely affected; and

•	we will have incurred significant transaction costs.
We cannot predict or give any assurances as to our stock price at any time before or after the completion of the Merger.
The pendency of the Merger could materially adversely affect our operations and the future of our business or result in a loss of employees.
In connection with the pending Merger, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Merger, which could negatively impact our revenues, earnings and cash flows, regardless of whether the Merger is completed. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Merger, which may materially adversely affect our ability to attract and retain key employees.
Failure to complete the Merger could negatively impact our stock price and our future businesses and financial results.
If the Merger is not completed, we will be subject to several risks and consequences, including the following:

•	under the Merger Agreement, we may be required, under certain circumstances, to pay a termination fee of $9,595,000;

•	we may be required to pay certain costs relating to the Merger, including litigation costs, whether or not the Merger is completed, such as legal, accounting, financial advisor and printing fees;

•
under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger that may adversely affect our ability to execute certain of our business strategies;

•
matters relating to the Merger may require our management to devote substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that may have been beneficial to us, and;

•	we may experience negative reactions from the financial markets and from our customers and employees.
In addition, the following actions have been commenced by purported stockholders of the Company (collectively, the “Complaints”):

•	in the United States District Court of Delaware, captioned Sabatini v. Del Frisco’s Restaurant Group, Inc. et al., Case No. 1:19-cv-01385-LPS (the “Sabatini Complaint”); and

•	in the United States District Court of Delaware, captioned Stein v. Del Frisco’s Restaurant Group, Inc. et al., Case No. 1:19-cv-01412-LPS (the “Stein Complaint”); and

•
in the United States District Court for the Southern District of New York, captioned Kyle T. Karmazyn v. Del Frisco’s Restaurant Group, Inc., et al., Case No. 1:19-cv-07193 (LAP) (the “Karmazyn Complaint”)

The Sabatini Complaint generally alleges that the Company and the members of its Board of Directors violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by omitting material information from the Proxy Statement rendering it false and misleading and seeks, among other things, an injunction against the Merger, or in the event the Merger is consummated, rescission and rescissory damages, additional disclosure of facts in the Proxy Statement relating to the Merger, a declaration from the court that the defendants violated federal securities laws, and costs (including attorneys’ and experts’ fees).
The Stein Complaint alleges generally that the Company and the members of its Board of Directors violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by omitting material information from the Proxy Statement rendering it false and misleading and seeks, among other things, an injunction against the Merger, or in the event the Merger is consummated, rescission and rescissory damages, additional disclosure of facts in the Proxy Statement relating to the Merger, a declaration from the court directing the defendants to account to plaintiff for all damages suffered as a result of their alleged wrongdoing, and costs and disbursements (including attorneys’ and experts’ fees and expenses).
The Karmazyn Complaint alleges generally that the Company and the members of its Board of Directors violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by omitting material information from the Proxy Statement and seeks, among other things, an injunction against the Merger unless and until the Company makes additional disclosure of facts in the Proxy Statement relating to the Merger, the court to direct the defendants to account to plaintiff for all alleged damages sustained as a result of their alleged wrongdoing, and costs and disbursements (including attorneys’ and experts’ fees and expenses).
The Company believes the allegations to be without merit and intends to vigorously defend against them. Additional lawsuits may be filed in the future related to, among other things, allegations similar to those found in the Complaints, alleged breach of fiduciary duties, any failure to complete the Merger, or enforcement proceedings commenced against us to attempt to force us to perform our obligations under the Merger Agreement. We cannot predict the outcome of the proceeding related to the Complaints or any other proceeding that may be commenced against us.
As a result of the contemplated Merger, our common stock has been trading within a narrow price range, which could limit possible returns on any new investment in our common stock.
Beginning with the first trading date following the announcement of the Merger Agreement and the contemplated Merger, June 24, 2019, and continuing through the date hereof, our common stock has traded within a narrow price range: from a low closing price of $7.92 to a high closing price of $8.07. This constricted trading range surrounding the Per Share Merger Consideration is typical with respect to proposed transactions such as the Merger, where the trading market may perceive that both the risk of one or more competing proposals to be low and the likelihood of legal or regulatory impediments to the transaction to also be low. We expect that this narrow trading range is likely to continue until the closing of the Merger. Such a narrow trading range would very likely limit the returns, if any, on any investment in our common stock until the closing or abandonment of the Merger.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures

Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits
EXHIBIT INDEX

Exhibit No.	Description	Reference

2.1
Agreement and Plan of Merger, dated as of June 23, 2019, by and among Harlan Parent, Inc., a Delaware corporation, Harlan Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Harlan Parent, Inc., and Del Frisco’s Restaurant Group, Inc., a Delaware corporation, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2019 and incorporated herein by reference.
#

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

4.1
Del Frisco’s Restaurant Group 2019 Long-Term Equity Incentive Plan, filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on June 7, 2019 and incorporated herein by reference.
**

10.1
Second Amendment, dated as of June 17, 2019, to the Credit Agreement, dated as of June 27, 2018, by and among Del Frisco’s Restaurant Group, Inc., the Guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2019 and incorporated herein by reference.

10.2
Del Frisco’s Restaurant Group, Inc. Executive Severance Plan, effective as of June 7, 2019, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2019 and incorporated herein by reference.
**

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Instance Document	†

101.SCH	XBRL Taxonomy Extension Schema Document	†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	†

101.DEF	XBRL Taxonomy Definition Linkbase Document	†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	†

#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
*	Filed herewith.
**	Denotes management compensatory plan or arrangement.
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

Del Frisco’s Restaurant Group, Inc.

Date: August 5, 2019	/s/ Norman J. Abdallah
Norman J. Abdallah
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 5, 2019	/s/ Neil H. Thomson
Neil H. Thomson
Chief Financial Officer (Principal Financial Officer)